Form 10-Q
period 2022-06-30
BlackRock Private Credit Fund
filed 2022-08-15
CIK 1902649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2022

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-01485

BLACKROCK PRIVATE CREDIT FUND

(Exact Name of Registrant as Specified in Charter)

Delaware	87-4655020
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

40 East 52nd Street
New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 810-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	Not applicable	Not applicable
(Title of each class)	(Trading Symbol(s) )	(Name of each exchange where registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of August 12, 2022 was 2,851,426, 0 and 0 of Class I, Class S and Class D common shares, respectively.

BLACKROCK PRIVATE CREDIT FUND

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2022

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Statement of Assets and Liabilities as of June 30, 2022 (Unaudited)	3

	Consolidated Statements of Operations for the three months ended June 30, 2022 and for the period from March 18, 2022 (Inception) to June 30, 2022 (Unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three months ended June 30, 2022 and for the period from March 18, 2022 (Inception) to June 30, 2022 (Unaudited)	5

	Consolidated Statement of Cash Flows for the period from March 18, 2022 (Inception) to June 30, 2022 (Unaudited)	6

	Consolidated Schedule of Investments as of June 30, 2022 (Unaudited)	7

	Notes to Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

Part II.	Other Information

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

BlackRock Private Credit Fund

Consolidated Statement of Assets and Liabilities (Unaudited)

June 30, 2022
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $107,728,132)	$104,674,986
Total investments (cost of $107,728,132)	104,674,986

Cash and cash equivalents	29,305,958
Deferred debt issuance costs	1,874,766
Interest, dividends and fees receivable	154,675
Receivable for investments sold	23,431
Prepaid expenses and other assets	82,859
Total assets	136,116,675

Liabilities
Payable for investments purchased	88,897,983
Reimbursements due to the Advisor	11,050
Accrued expenses and other liabilities	234,831
Total liabilities	$89,143,864

Commitments and contingencies (Note 5)

Net assets	$46,972,811

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 2,000,000 shares issued and outstanding as of June 30, 2022	$2,000
Paid-in capital in excess of par	49,998,000
Distributable earnings (loss)	(3,027,189)
Total net assets	46,972,811
Total liabilities and net assets	$136,116,675

Net assets per share	$23.49

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30, 2022	For the Period from March 18, 2022 (Inception) to June 30, 2022
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$202,934	$202,934
Total investment income	202,934	202,934

Operating expenses
Administrative expenses	52,604	52,604
Professional fees	50,714	50,714
Director fees	25,125	25,125
Insurance expense	14,548	14,548
Interest and other debt expenses	13,960	13,960
Custody fees	8,469	8,469
Other operating expenses	11,557	11,557
Total operating expenses	176,977	176,977

Net investment income	25,957	25,957

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	—	—
Net realized gain (loss)	—	—

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(3,053,146)	(3,053,146)
Net change in unrealized appreciation (depreciation)	(3,053,146)	(3,053,146)

Net realized and unrealized gain (loss)	(3,053,146)	(3,053,146)

Net increase (decrease) in net assets resulting from operations	$(3,027,189)	$(3,027,189)

Basic and diluted earnings (loss) per share (1)	$(1.51)	$(1.51)

Basic and diluted weighted average common shares outstanding	2,000,000	2,000,000

______________________

(1) Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at March 18, 2022 (Inception)	4,000	$4	$99,996	$—	$100,000
Balance at March 31, 2022	4,000	$4	$99,996	$—	$100,000

Issuance of common stock	1,996,000	1,996	49,898,004	—	49,900,000
Net investment income	—	—	—	25,957	25,957
Net realized and unrealized gain (loss)	—	—	—	(3,053,146)	(3,053,146)
Balance at June 30, 2022	2,000,000	$2,000	$49,998,000	$(3,027,189)	$46,972,811

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statement of Cash Flows (Unaudited)

For the Period from March 18, 2022 (Inception) to June 30, 2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$(3,027,189)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	—
Change in net unrealized (appreciation) depreciation of investments	3,053,146
Net amortization of investment discounts and premiums	(3,965)
Amortization of deferred debt issuance costs	13,960
Changes in assets and liabilities:
Purchases of investments	(107,747,598)
Proceeds from disposition of investments	23,431
Decrease (increase) in interest, dividends and fees receivable	(154,675)
Decrease (increase) in receivable for investments sold	(23,431)
Decrease (increase) in prepaid expenses and other assets	(82,859)
Increase (decrease) in payable for investments purchased	88,897,983
Increase (decrease) in reimbursements due to the Advisor	11,050
Increase (decrease) in accrued expenses and other liabilities	234,831
Net cash provided by (used in) operating activities	(18,805,316)

Financing activities
Proceeds from shares of common stock sold	50,000,000
Payments of debt issuance costs	(1,888,726)
Net cash provided by (used in) financing activities	48,111,274

Net increase (decrease) in cash and cash equivalents (including restricted cash)	29,305,958
Cash and cash equivalents (including restricted cash) at beginning of period	—
Cash and cash equivalents (including restricted cash) at end of period	$29,305,958

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2022

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments(A)
Aerospace & Defense
Peraton Corp.	First Lien Term Loan	LIBOR(M)	0.75%	3.75%	5.42%	2/1/2028	$1,077,223	$1,058,371	$1,014,512	0.76%

Auto Components
Clarios Global, LP	First Lien Term Loan	LIBOR(M)	—	3.25%	4.92%	4/30/2026	$1,230,000	1,208,475	1,151,588	0.86%	C
USI, Inc.	First Lien Term Loan	LIBOR(Q)	—	3.00%	5.25%	5/16/2024	$1,655,654	1,633,303	1,590,985	1.19%
								2,841,778	2,742,573	2.05%
Chemicals
Momentive Performance Materials, Inc.	First Lien Term Loan	LIBOR(M)	—	3.25%	4.92%	5/15/2024	$718,149	709,335	696,009	0.52%
W. R. Grace Holdings LLC	First Lien Term Loan	LIBOR(Q)	0.50%	3.75%	6.06%	9/22/2028	$867,820	859,141	825,947	0.62%
								1,568,476	1,521,956	1.14%
Commercial Services & Supplies
Asurion, LLC	First Lien Term Loan	LIBOR(M)	—	3.13%	4.79%	11/3/2023	$1,880,000	1,851,799	1,811,653	1.35%
Creative Artists Agency, LLC	First Lien Term Loan	LIBOR(Q)	—	3.75%	5.42%	11/26/2026	$1,010,000	999,900	962,404	0.72%
Dealer Tire, LLC	First Lien Term Loan	LIBOR(M)	—	4.25%	5.92%	12/12/2025	$787,980	780,100	757,280	0.57%
Ensemble RCM, LLC	First Lien Term Loan	LIBOR(Q)	—	3.75%	4.99%	8/3/2026	$648,333	643,341	628,747	0.47%
Verscend Holding Corp.	First Lien Term Loan	LIBOR(M)	—	4.00%	5.67%	8/27/2025	$1,879,007	1,864,914	1,803,847	1.34%
								6,140,054	5,963,931	4.45%
Construction & Engineering
Northstar Group Services, Inc.	First Lien Term Loan	LIBOR(Q)	1.00%	5.50%	6.56%	11/12/2026	$2,500,000	2,456,250	2,409,375	1.80%
Solmax U.S. LP	First Lien Term Loan	LIBOR(Q)	0.75%	4.75%	6.35%	5/29/2028	$2,500,000	2,343,750	2,260,425	1.69%	C
								4,800,000	4,669,800	3.49%
Construction Materials
Filtration Group Corporation	First Lien Term Loan	LIBOR(M)	—	3.00%	4.67%	3/29/2025	$1,007,264	984,097	956,180	0.71%
Tamko Building Products LLC	First Lien Term Loan	LIBOR(Q)	—	3.00%	4.24%	5/29/2026	$648,333	632,125	609,433	0.46%
								1,616,222	1,565,613	1.17%
Containers & Packaging
Charter Next Generation, Inc.	First Lien Term Loan	LIBOR(M)	0.75%	3.75%	5.42%	12/1/2027	$1,147,089	1,118,297	1,083,282	0.81%

Diversified Consumer Services
Amentum Government Services Holdings LLC	First Lien Term Loan	LIBOR(M)	—	3.75%	5.42%	1/31/2027	$580,000	568,400	553,903	0.41%
Ascend Learning, LLC	First Lien Term Loan	LIBOR(Q)	0.50%	3.50%	4.56%	12/10/2028	$870,000	838,680	805,838	0.60%
Sotheby's	First Lien Term Loan	LIBOR(Q)	0.50%	4.50%	5.54%	1/15/2027	$550,000	542,472	528,228	0.40%
								1,949,552	1,887,969	1.41%
Diversified Financial Services
Acuris Finance US, Inc.	First Lien Term Loan	SOFR(Q)	0.50%	4.00%	4.77%	2/16/2028	$660,000	646,800	624,251	0.47%
Alchemy Copyrights, LLC	First Lien Term Loan	LIBOR(M)	0.50%	3.00%	4.06%	3/10/2028	$1,366,532	1,346,034	1,322,119	0.99%	E
AlixPartners, LLP	First Lien Term Loan	LIBOR(M)	0.50%	2.75%	4.42%	2/4/2028	$937,626	916,530	894,111	0.67%
KKR Apple Bidco, LLC	First Lien Term Loan	LIBOR(M)	0.50%	2.75%	4.54%	9/23/2028	$867,820	844,793	821,717	0.61%
VS Buyer, LLC	First Lien Term Loan	LIBOR(M)	—	3.00%	4.67%	2/28/2027	$718,163	706,493	677,767	0.51%
White Cap Supply Holdings, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.75%	4.78%	10/19/2027	$650,000	625,300	600,844	0.44%
								5,085,950	4,940,809	3.69%
Diversified Telecommunication Services
Cincinnati Bell, Inc.	First Lien Term Loan	SOFR(Q)	0.50%	3.25%	4.88%	11/23/2028	$578,546	569,868	551,282	0.41%

Entertainment
Renaissance Holding Corp.	First Lien Term Loan	LIBOR(Q)	—	3.25%	4.31%	5/30/2025	$937,558	915,057	890,681	0.66%
Renaissance Holding Corp.	First Lien Term Loan	SOFR(M)	0.50%	4.50%	5.58%	3/30/2029	$2,000,000	1,950,000	1,916,670	1.44%
								2,865,057	2,807,351	2.10%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2022

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Environmental, Maintenance & Security Service
TruGreen Limited Partnership	First Lien Term Loan	LIBOR(M)	0.75%	4.00%	5.67%	11/2/2027	$578,532	566,961	552,015	0.41%

Food Products
Chobani, LLC	First Lien Term Loan	LIBOR(M)	1.00%	3.50%	5.17%	10/23/2027	$580,000	543,721	528,960	0.39%

Health Care Equipment & Supplies
Chariot Buyer, LLC	First Lien Term Loan	LIBOR(M)	0.50%	3.50%	5.17%	11/3/2028	$718,195	681,374	651,163	0.48%
Medline Borrower, LP	First Lien Term Loan	LIBOR(M)	0.50%	3.25%	4.92%	10/21/2028	$718,200	702,823	668,264	0.50%
								1,384,197	1,319,427	0.98%
Health Care Providers & Services
AHP Health Partners, Inc.	First Lien Term Loan	LIBOR(Q)	0.50%	3.50%	4.56%	8/24/2028	$718,191	707,124	680,037	0.51%
CHG Healthcare Services, Inc.	First Lien Term Loan	LIBOR(S)	0.50%	3.25%	4.75%	9/30/2028	$718,191	700,236	681,204	0.51%
ImageFirst Holdings, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	4.50%	5.72%	4/27/2028	$2,500,000	2,437,500	2,337,500	1.74%
PetVet Care Centers, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	3.50%	4.56%	2/14/2025	$578,513	563,645	547,175	0.41%
Premise Health Holding Corp.	First Lien Term Loan	SOFR(Q)	0.50%	4.75%	6.30%	7/10/2025	$5,000,000	4,900,710	4,900,000	3.66%	E
WP CityMD Bidco, LLC	First Lien Term Loan	LIBOR(Q)	0.50%	3.25%	5.50%	12/23/2028	$648,375	633,592	612,309	0.45%
U.S. Anesthesia Partners, Inc.	First Lien Term Loan	LIBOR(Q)	0.50%	4.25%	6.54%	10/1/2028	$2,500,000	2,412,500	2,338,750	1.75%
								12,355,307	12,096,975	9.03%
Health Care Technology
athenahealth Group Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.50%	5.01%	2/15/2029	$863,623	844,191	797,775	0.60%
athenahealth Group Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.50%	5.01%	2/15/2029	$146,377	143,082	135,215	0.10%
Gainwell Acquisition Corp.	First Lien Term Loan	LIBOR(Q)	0.75%	4.00%	6.25%	10/1/2027	$3,367,797	3,317,281	3,230,530	2.41%
Polaris Newco, LLC	First Lien Term Loan	LIBOR(Q)	0.50%	4.00%	5.06%	6/4/2028	$1,077,286	1,048,200	998,607	0.74%
								5,352,754	5,162,127	3.85%
Hotels, Restaurants & Leisure
Fertitta Entertainment, LLC	First Lien Term Loan	SOFR(M)	0.50%	4.00%	5.53%	1/27/2029	$578,550	562,640	535,162	0.40%
IRB Holding Corp.	First Lien Term Loan	LIBOR(M)	1.00%	2.75%	4.38%	2/5/2025	$997,468	969,539	948,218	0.71%
Whatabrands, LLC	First Lien Term Loan	LIBOR(Q)	0.50%	3.25%	4.31%	8/3/2028	$578,546	555,983	543,923	0.40%
								2,088,162	2,027,303	1.51%
Insurance
Alliant Holdings Intermediate, LLC	First Lien Term Loan	LIBOR(M)	0.50%	3.50%	5.01%	11/6/2027	$940,000	920,166	877,255	0.65%
AssuredPartners, Inc.	First Lien Term Loan	LIBOR(Q)	0.50%	3.50%	5.75%	2/12/2027	$578,539	559,736	543,827	0.41%
HUB International Limited	First Lien Term Loan	LIBOR(M)	0.75%	3.25%	4.35%	4/25/2025	$1,370,000	1,349,450	1,302,980	0.97%
NFP Corp.	First Lien Term Loan	LIBOR(Q)	—	3.25%	4.31%	2/13/2027	$578,520	555,374	536,288	0.40%
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	First Lien Term Loan	LIBOR(Q)	—	3.75%	4.81%	9/3/2026	$1,506,118	1,477,879	1,436,460	1.08%
								4,862,605	4,696,810	3.51%
Internet & Catalog Retail
Syndigo, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	4.50%	5.82%	12/15/2027	$1,282,000	1,235,528	1,217,900	0.91%	E

Internet & Direct Marketing Retail
CNT Holdings I Corp.	First Lien Term Loan	LIBOR(M)	0.75%	3.50%	4.69%	11/8/2027	$580,000	571,300	552,027	0.41%
Pug, LLC	First Lien Term Loan	LIBOR(M)	—	3.50%	5.17%	2/13/2027	$578,517	559,715	523,558	0.39%	E
								1,131,015	1,075,585	0.80%
Internet Software & Services
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(M)	0.50%	4.00%	5.15%	3/1/2029	$720,000	696,600	657,601	0.49%
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	LIBOR(Q)	0.75%	4.75%	6.23%	7/27/2028	$2,500,000	2,406,250	2,254,463	1.68%
								3,102,850	2,912,064	2.17%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2022

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
IT Services
Hyland Software, Inc.	First Lien Term Loan	LIBOR(M)	0.75%	3.50%	5.17%	7/1/2024	$1,366,451	1,347,527	1,322,232	0.99%
Optiv Security, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	3.25%	4.25%	2/1/2024	$790,000	769,066	758,728	0.57%
Research Now Group, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	5.50%	6.50%	12/20/2024	$2,500,000	2,362,500	2,317,500	1.73%
TierPoint, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	3.75%	6.00%	5/5/2026	$867,717	842,640	813,484	0.61%	E
Zelis Cost Management Buyer, Inc.	First Lien Term Loan	LIBOR(M)	—	3.50%	4.56%	9/30/2026	$578,532	569,854	546,443	0.40%
								5,891,587	5,758,387	4.30%
Leisure Products
SRAM, LLC	First Lien Term Loan	LIBOR(M)	0.50%	2.75%	4.42%	5/18/2028	$570,794	557,951	544,868	0.41%

Life Sciences Tools & Services
Curia Global, Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	3.75%	4.99%	8/30/2026	$1,147,103	1,115,723	1,085,928	0.81%
Parexel International, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	3.25%	4.92%	11/15/2028	$788,025	776,039	742,123	0.55%
								1,891,762	1,828,051	1.36%
Machinery
AI Aqua Merger Sub, Inc. (Osmosis Buyer)	First Lien Term Loan	SOFR(M)	0.50%	3.75%	4.83%	7/30/2028	$870,000	841,588	794,963	0.59%	C
Service Logic Acquisition Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	4.00%	5.24%	10/29/2027	$2,500,000	2,400,000	2,384,375	1.78%
								3,241,588	3,179,338	2.37%
Media
Radiate Holdco, LLC	First Lien Term Loan	LIBOR(M)	0.75%	3.25%	4.92%	9/25/2026	$1,077,293	1,049,014	1,004,377	0.75%
Zayo Group Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.25%	5.78%	3/9/2027	$728,175	709,135	682,511	0.51%
								1,758,149	1,686,888	1.26%
Professional Services
Cast & Crew Payroll, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.75%	5.28%	12/30/2028	$788,020	773,238	750,593	0.56%
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	7.55%	6/30/2028	$—	—	(17,890)	(0.01)%	D/E
Cherry Bekaert Advisory LLC	First Lien Revolver	SOFR(Q)	0.75%	5.50%	7.55%	6/30/2028	$—	—	(8,945)	(0.01)%	D/E
Cherry Bekaert Advisory LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	7.55%	6/30/2028	$2,191,546	2,147,715	2,147,715	1.60%	E
DTI Holdco, Inc. (Epiq)	First Lien Term Loan	SOFR(M)	0.75%	4.75%	5.72%	4/26/2029	$2,500,000	2,375,000	2,347,313	1.75%
Deerfield Dakota Holding, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.75%	5.28%	4/9/2027	$1,506,158	1,472,104	1,414,380	1.06%
Monotype Imaging Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	5.00%	6.01%	10/9/2026	$2,500,000	2,421,875	2,414,075	1.80%
								9,189,932	9,047,241	6.75%
Real Estate Management & Development
Forest City Enterprises, L.P.	First Lien Term Loan	LIBOR(Q)	—	3.50%	5.75%	12/8/2025	$580,000	570,575	554,718	0.41%

Software
Applied Systems, Inc.	First Lien Term Loan	LIBOR(Q)	0.50%	3.00%	5.25%	9/19/2024	$1,880,000	1,850,860	1,809,105	1.35%
Boxer Parent Company, Inc.	First Lien Term Loan	LIBOR(M)	—	3.75%	5.42%	10/2/2025	$867,475	844,226	810,368	0.60%
Cloudera, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	3.75%	5.42%	10/8/2028	$580,000	556,800	535,534	0.40%
Cornerstone OnDemand, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	3.75%	5.42%	10/15/2028	$580,000	553,900	520,550	0.39%
Epicor Software Corp.	First Lien Term Loan	LIBOR(M)	0.75%	3.25%	4.92%	7/31/2027	$1,506,168	1,477,789	1,425,723	1.06%
Flexera Software, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	3.75%	5.36%	3/3/2028	$578,526	564,163	549,745	0.41%
Greeneden U.S. Holdings II, LLC	First Lien Term Loan	LIBOR(M)	0.75%	4.00%	5.12%	12/1/2027	$1,950,000	1,918,313	1,870,050	1.40%
MH Sub I, LLC (Micro Holding Corp.)	First Lien Term Loan	LIBOR(Q)	1.00%	3.75%	5.01%	9/15/2024	$1,147,074	1,117,823	1,083,124	0.81%
Planview Parent, Inc.	First Lien Term Loan	LIBOR(M)	0.75%	4.00%	5.67%	12/17/2027	$650,000	631,861	614,455	0.46%
Project Alpha Intermediate Holding, Inc.	First Lien Term Loan	LIBOR(Q)	—	4.00%	5.06%	4/26/2024	$1,007,443	992,835	971,870	0.73%
Proofpoint, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	3.25%	4.92%	8/31/2028	$937,644	915,141	873,851	0.65%
RealPage, Inc.	First Lien Term Loan	LIBOR(Q)	0.50%	3.00%	5.25%	4/22/2028	$937,638	915,041	869,266	0.65%
Sophia, L.P.	First Lien Term Loan	LIBOR(Q)	0.50%	3.25%	5.50%	10/7/2027	$867,814	843,949	811,953	0.61%
Tibco Software Inc.	First Lien Term Loan	LIBOR(M)	—	3.75%	5.42%	6/30/2026	$1,010,000	1,004,950	993,431	0.73%
UKG Inc.	First Lien Term Loan	LIBOR(Q)	—	3.75%	4.76%	5/3/2026	$1,875,179	1,841,801	1,777,211	1.33%
								16,029,452	15,516,236	11.58%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2022

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Specialty Retail
EG Group Limited	First Lien Term Loan	LIBOR(Q)	—	4.00%	6.25%	2/7/2025	$578,491	$561,136	$545,227	0.41%	C
Fender Musical Instruments Corporation	First Lien Term Loan	SOFR(M)	0.50%	4.00%	5.23%	12/1/2028	$2,500,000	2,381,250	2,371,875	1.77%
Mavis Tire Express Services Topco Corp.	First Lien Term Loan	SOFR(M)	0.75%	4.00%	5.63%	5/4/2028	$650,000	628,804	602,875	0.45%
MED ParentCo, LP	First Lien Term Loan	LIBOR(Q)	—	4.25%	6.50%	8/31/2026	$578,513	539,894	525,000	0.39%
Woof Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	3.75%	5.81%	12/21/2027	$867,803	846,108	813,565	0.61%	E
								4,957,192	4,858,542	3.63%
Trading Companies & Distributors
SRS Distribution, Inc.	First Lien Term Loan	LIBOR(S)	0.50%	3.50%	4.02%	6/2/2028	$790,000	761,481	731,540	0.55%

Transportation Infrastructure
Bleriot US Bidco Inc.	First Lien Term Loan	LIBOR(Q)	—	4.00%	6.29%	10/30/2026	$648,358	641,738	630,933	0.47%

Total Debt Investments - 222.8% of Net Assets								107,728,132	104,674,986	78.13%

Total Investments - 222.8% of Net Assets								$107,728,132	$104,674,986	78.13%

Cash and Cash Equivalents - 62.4% of Net Assets									$29,305,958	21.87%

Total Cash and Investments – 285.2% of Net Assets									$133,980,944	100.00%

Notes to Schedule of Investments:

(A)

Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.

(B)

100% of the fair value of total senior secured loans in the Fund’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or the Secured Overnight Financing Rate (“SOFR”), “S”, at the borrower’s option. In addition, 78.1% of the fair value of such senior secured loans have floors of 0.50% to 1.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at June 30, 2022 of all contracts within the specified loan facility.

(C)

Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets.

(D)	Negative balances represent unfunded commitments that were acquired and/or valued at a discount.
(E)	Investments are considered Level 3 in accordance with ASC Topic 820 (see Note 2).
(F)	As of June 30, 2022, the Fund generally uses GICS codes to identify the industry groupings.

LIBOR or EURIBOR resets monthly (M), quarterly (Q), semiannually (S), or annually (A).

Aggregate acquisitions and aggregate dispositions of investments totaled $107,747,598 and $23,431, respectively for the period from March 18, 2022 (inception) to June 30, 2022. Aggregate dispositions include principal paydowns on investments. As of June 30, 2022, approximately 3.5% of the total assets of the Fund were not qualifying assets under Section 55(a) of the 1940 Act.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

1. Organization and Basis of Presentation

BlackRock Private Credit Fund (“BDEBT” or the “Fund”), is a Delaware statutory trust formed on December 23, 2021. The Fund is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Fund is externally managed by BlackRock Capital Investment Advisors, LLC (the “Investment Adviser”). BlackRock Advisors, LLC (the “Sub-Adviser” and, together with the Investment Adviser, the “Advisers”) serves as the Fund’s sub-adviser. The Advisers are a subsidiary of BlackRock, Inc. (together with its subsidiaries, including but not limited to the Advisers, “BlackRock”). BlackRock Financial Management, Inc. serves as the administrator of the Fund (the “Administrator”), and is affiliated with the Adviser.

The Fund has elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Fund will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

The Fund’s investment objective is to target high risk-adjusted returns produced primarily from current income generated by investing primarily in directly originated, senior secured corporate debt instruments. The Fund intends to meet its investment strategy by focusing primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies, although, the Fund may make investments in portfolio companies that are domiciled outside of the United States, including emerging markets. The Fund will invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. BDEBT defines “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA”, between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment. The Fund may on occasion invest in smaller or larger companies if an attractive opportunity presents itself.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The Fund is an investment company following accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC Topic 946”). The Fund has consolidated the results of its wholly owned subsidiaries in its consolidated financial statements in accordance with ASC Topic 946. The following is a summary of the significant accounting policies of the Fund.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well the reported amounts of revenues and expenses during the reporting periods presented. Although management believes these estimates and assumptions to be reasonable, actual results could differ from those estimates and such differences could be material.

Investment Valuation

Management values investments at fair value in accordance with GAAP, based upon the principles and methods of valuation set forth in policies adopted by the board of trustees. Fair value is generally defined as the amount for which an investment would be sold in an orderly transaction between market participants at the measurement date.

All investments are valued at least monthly based on quotations or other affirmative pricing from independent third-party sources, with the exception of investments priced directly by the Investment Adviser which in the aggregate comprise less than 5% of the capitalization of the Fund. Investments listed on a recognized exchange or market quotation system, whether U.S. or foreign, are valued using the closing price on the date of valuation.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2022

2. Summary of Significant Accounting Policies (Continued)

Investments not listed on a recognized exchange or market quotation system, but for which reliable market quotations are readily available are valued using prices provided by a nationally recognized pricing service or by using quotations from broker-dealers.

Investments for which market quotations are either not readily available or are determined to be unreliable are priced at fair value using affirmative valuations performed by independent valuation services approved by the board of trustees or, for investments aggregating less than 5% of the total capitalization of the Fund, using valuations determined directly by the Investment Adviser. Such valuations are determined under a documented valuation policy that has been reviewed and approved by the board of trustees.

Generally, to increase objectivity in valuing the investments, the Investment Adviser will utilize external measures of value, such as public markets or third-party transactions, whenever possible. The Investment Adviser’s valuation is not based on long-term work-out value, immediate liquidation value, nor incremental value for potential changes that may take place in the future. The values assigned to investments are based on available information and do not necessarily represent amounts that might ultimately be realized, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated. Such circumstances may include macroeconomic, geopolitical and other events and conditions such as the current COVID-19 pandemic, that may significantly impact the profitability or viability of businesses in which the Fund is invested, and therefore may significantly impact the return on and realizability of the Fund’s investments. The foregoing policies apply to all investments, including any in companies and groups of affiliated companies aggregating more than 5% of The Fund’s assets.

Fair valuations of investments in each asset class are determined using one or more methodologies including market quotations, the market approach, income approach, or, in the case of recent investments, the cost approach, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Such information may include observed multiples of earnings and/or revenues at which transactions in securities of comparable companies occur, with appropriate adjustments for differences in company size, operations or other factors affecting comparability.

The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. The discount rates used for such analyses reflect market yields for comparable investments, considering such factors as relative credit quality, capital structure, and other factors.

In following these approaches, the types of factors that may be taken into account also include, as relevant and among other factors: available current market data, including relevant and applicable market trading and transaction comparables, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables, comparable costs of capital, the principal market in which the investment trades and enterprise values.

Investments may be categorized based on the types of inputs used in valuing such investments. The level in the GAAP valuation hierarchy in which an investment falls is based on the lowest level input that is significant to the valuation of the investment in its entirety. Transfers between levels are recognized as of the beginning of the reporting period.

The Securities and Exchange Commission ("SEC") has adopted Rule 2a-5 (the “Rule) under the 1940 Act. The Rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to the Rule, the Fund’s board of trustees may designate a valuation designee to perform certain fair value functions, including performing fair value determinations. It is anticipated that the Fund will be in compliance with the Rule on or before the SEC compliance date on September 8, 2022.

BlackRock Private Credit Fund

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2022

2. Summary of Significant Accounting Policies (Continued)

At June 30, 2022, the Fund’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Total
1	Quoted prices in active markets for identical assets	$—	$—
2	Other direct and indirect observable market inputs(2)	92,963,480	92,963,480
3	Valuation sources that employ significant unobservable inputs	11,711,506	11,711,506
Total		$104,674,986	$104,674,986

______________________

(1) Includes senior secured loans

(2) For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2022 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1) (Concluded Value)
Bank Debt	$11,711,506	Market quotations	Indicative bid/ask quotes	1 (1)
	$11,711,506

______________________

(1) Representing the weighted average of each significant unobservable input range at the investment level by fair value.

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

BlackRock Private Credit Fund

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2022

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 during the period from March 18, 2022 (Inception) to June 30, 2022 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Total
Beginning balance	$—	$—
Net realized and unrealized gains (losses)	(166,942)	(166,942)
Acquisitions(1)	11,878,448	11,878,448
Dispositions	—	—
Ending balance	$11,711,506	$11,711,506

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(166,942)	$(166,942)

______________________

(1) Includes accretion of original issue and market discounts

Investment Transactions

Investment transactions are accounted for on the trade date, except for private transactions that have conditions to closing, which are recorded on the closing date. The cost of investments purchased is based upon the purchase price plus those professional fees which are specifically identifiable to the investment transaction. Realized gains and losses on investments are recorded based on the specific identification method, which typically allocates the highest cost inventory to the basis of investments sold.

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At June 30, 2022, included in cash and cash equivalents was $29,294,051 (62.4% of net assets) held in the JP Morgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 1.23%.

Restricted Investments

The Fund may invest without limitation in instruments that are subject to legal or contractual restrictions on resale. These instruments generally may be resold to institutional investors in transactions exempt from registration or to the public if the securities are registered. Disposal of these investments may involve time-consuming negotiations and additional expense, and prompt sale at an acceptable price may be difficult. Restricted investments, including any restricted investments in affiliates, are valued in accordance with the investment valuation policies discussed above. The Fund did not hold any restricted investments at June 30, 2022.

Foreign Currency Investments

The Fund may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at June 30, 2022 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Fund did not hold any investments denominated in foreign currency at June 30, 2022.

BlackRock Private Credit Fund

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2022

2. Summary of Significant Accounting Policies (Continued)

Investments in foreign companies and securities of foreign governments may involve special risks and considerations not typically associated with investing in U.S. companies and securities of the U.S. Government. These risks include, among other things, revaluation of currencies, less reliable information about issuers, different transaction clearance and settlement practices, and potential future adverse political and economic developments. Moreover, investments in foreign companies and securities of foreign governments and their markets may be less liquid and their prices more volatile than those of comparable U.S. companies and the U.S. Government.

Organization and Offering Costs

The Fund has entered into a Fee Waiver and Expense Support and Reimbursement Agreement (the “Expense Support Agreement”) with the Investment Adviser. Pursuant to the Expense Support Agreement, the Investment Adviser will pay all of the Fund’s organizational and offering expenses on the Fund’s behalf (each, an “Expense Payment”).

During each of the 36 months following the commencement of the Fund’s operations, the Fund will reimburse the Investment Adviser for any and all Expense Payments incurred by the Investment Adviser under the Expense Support Agreement to the extent that the Fund’s annual Operating Expenses (as defined below) do not exceed 1.25% of the value of the Fund’s net assets, calculated monthly based on month-end net assets. “Operating Expenses” for purposes of the Expense Support Agreement means all annual operating expenses of the Fund incurred in the ordinary course of business, excluding offering costs incurred by the Fund, interest expense and other financing costs, portfolio transaction and other investment-related costs, base management fee and incentive fee payable pursuant to the Advisory Agreement, shareholder servicing and/or distribution fees, taxes and any other extraordinary expenses not incurred in the ordinary course of business (including, without limitation, litigation expenses). From inception of the Fund through June 30, 2022, the Adviser had incurred $764,839 related to organizational and offering expenses. The Fund did not reimburse the Investment Adviser for any Expense Payments during the period from March 18, 2022 (Inception) to June 30, 2022 since the annual operating expenses exceeded 1.25% of the value of the Fund’s net assets

Deferred Debt Issuance Costs

Certain costs incurred in connection with the issuance of debt of the Fund were capitalized and are being amortized on a straight-line basis over the estimated life of the respective instruments. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Fund.

Revenue Recognition

Interest and dividend income, including income paid in kind, is recorded on an accrual basis, when such amounts are considered collectible. Origination, structuring, closing, commitment and other upfront fees, including original issue discounts, earned with respect to capital commitments are generally amortized or accreted into interest income over the life of the respective debt investment, as are end-of-term or exit fees receivable upon repayment of a debt investment. Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, are recognized as earned. Prepayment fees and similar income due upon the early repayment of a loan or debt security are recognized when earned and are included in interest income.

Certain debt investments are purchased at a discount to par as a result of the underlying credit risks and financial results of the issuer, as well as general market factors that influence the financial markets as a whole. Discounts on the acquisition of corporate bonds are generally amortized using the effective-interest or constant-yield method assuming there are no questions as to collectability. When principal payments on a loan are received in an amount in excess of the loan’s amortized cost, the excess principal payments are recorded as interest income.

Income Taxes

The Fund elected to be regulated as a BDC under the 1940 Act. The Fund also intends to elect to be treated as a RIC under the Code. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to

BlackRock Private Credit Fund

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2022

2. Summary of Significant Accounting Policies (Continued)

income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected in the consolidated financial statements of the Fund.

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

To qualify for and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income, if any.

In addition, based on the excise tax distribution requirements, the Fund is subject to a 4% nondeductible federal excise tax on undistributed income unless the Fund distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Fund that is subject to corporate income tax is considered to have been distributed.

Recent Accounting Pronouncements

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statement.

3. Management Fees, Incentive Fees and Other Expenses

Investment Advisory Agreement

On March 16, 2022, the Fund entered into an Investment Advisory Agreement (the “Advisory Agreement”) with the Investment Adviser. Under the terms of the Advisory Agreement, the Investment Adviser determines the composition of the Fund’s portfolio, the nature and timing of the changes to the Fund’s portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments the Fund makes (including performing due diligence on prospective portfolio companies); and closes, monitors and administers the investments the Fund makes, including the exercise of any voting or consent rights.

Pursuant to the Advisory Agreement, the Fund pays the Investment Adviser compensation for investment advisory and management services consisting of base management fee and incentive fee (together, the “Advisory Fee”), which are further described below.

Base Management Fee

The management fee is calculated at an annual rate of 1.25% of the value of the Fund’s net assets determined on a consolidated basis in accordance with GAAP at the end of the most recently completed calendar month and payable monthly in arrears. For the first calendar month in which the Fund has operations, net assets will be measured as the beginning net assets as of the date on which the Fund first issues common shares to one or more investors (other than the Investment Adviser and its affiliates). The Investment Adviser has agreed to waive its management fee for the first twelve months following the date of the commencement of the Fund’s operations. For the three months ended June 30, 2022, the Investment Adviser earned and waived $0 in management fees.

BlackRock Private Credit Fund

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2022

3. Management Fees, Incentive Fees and Other Expenses (Continued)

Incentive Fees

Incentive compensation will be payable to the Investment Adviser pursuant to the Advisory Agreement. The incentive fee consists of two components, an income component and a capital gains component. Each component of the incentive fee will be calculated and, if due, will be payable quarterly in arrears. The Investment Adviser has agreed to waive all incentive fee for the first twelve months following the commencement of the Fund’s operations.

The income component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the Fund), less aggregate income incentive compensation previously paid in with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters.

The income component of the incentive fee is subject to a 5.0% total return hurdle on daily weighted average unreturned capital contributions (the “Hurdle Rate”). As such, the Fund will not be obligated to pay any income incentive fee to the extent the annualized trailing twelve quarter (or if shorter, the number of calendar quarters that have occurred since the commencement of the Fund) total return of the Fund (as defined below), including net realized gains and losses and net unrealized appreciation and depreciation, does not exceed the Hurdle Rate. To the extent that the Fund’s annualized total return for the relevant period exceeds the Hurdle Rate, but is less than approximately 5.71% of daily weighted average unreturned capital contributions, the income incentive fee will be subject to a “catch up”, calculated as 100% of the aggregate net investment income before incentive compensation earned in excess of Hurdle Rate for the relevant period. To the extent that the Fund’s annualized total return for the relevant period exceeds approximately 5.71%, the income component of the incentive fee will be equal to 12.5% of net investment income before incentive compensation earned in excess of this total return threshold.

For purposes of calculating the income incentive fee, (i) “total return” means the amount equal to the combination of net investment income before incentive compensation, realized capital gains and losses and unrealized capital appreciation and depreciation of the Fund for the period in question; (ii) “unreturned capital contributions” means the proceeds to the Fund of all issuances of common shares, less all distributions by the Fund to shareholders representing a return of capital.

The capital gains component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate realized capital gains (computed net of realized losses and net unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the Fund), less capital gains incentive compensation previously paid or distributed in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The capital gains component will be paid in full prior to payment of the income component.

In any case, incentive fee (including both the income and capital gains components) will only be paid to the extent the trailing twelve quarter (or if shorter, the number of calendar quarters that have occurred since commencement of the fund) total return of the Fund after incentive compensation and including such payment would equal or exceed a 5% annual total return on daily weighted average unreturned contributed capital contributions for such period.

For the three months ended June 30, 2022, the Investment Adviser earned and waived $0 in incentive fees.

Sub-Advisory Fees

Pursuant to the sub-advisory agreement, dated as of May 31, 2022 (the “Sub-Advisory Agreement”), the Investment Adviser,

and not the Fund, will pay a portion of the management fee received by the Investment Adviser to the Sub-Adviser as a sub-advisory fee to the Sub-Adviser in an amount equal to a percentage of the average daily value of the Fund’s assets allocated to the Sub-Adviser.

BlackRock Private Credit Fund

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2022

3. Management Fees, Incentive Fees and Other Expenses (Continued)

Other Expenses

The Fund bears all expenses incurred in connection with its business, including fees and expenses outside of contracted services, such as custodian, administrative, legal, audit and tax preparation fees, costs of valuing investments, insurance costs, brokers’ and finders’ fees relating to investments, and any other transaction costs associated with the purchase and sale of investments.

4. Debt

On June 3, 2022, Blackrock Private Credit Fund Leverage I, LLC (the “Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Fund, established a $200 million combined revolving credit and term loan facility with PNC Bank, National Association as facility agent (the “Credit Facility”). The Credit Facility matures on June 3, 2032 and generally bears interest at three-month Term SOFR, plus (a) 1.55% if the aggregate balance of Middle Market Loans is less than or equal to 25%, (b) 1.65% if the aggregate balance of Middle Market Loans is above 25% and less than or equal to 50%, (c) 1.80% if the aggregate balance of Middle Market Loans is above 50% and less than or equal to 75%, or (d) 1.90% if the aggregate balance of Middle Market Loans is above 75%. The Credit Facility also accrues commitment fees on any undrawn amounts at an annual rate of 0.50%, or 0.35% for the period from the closing date of the Credit Facility to the three-month anniversary of the closing date. The Credit Facility is secured by all of the assets held by the Borrower.  Under the Credit Facility, the Borrower has made certain customary representations and warranties, and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature. Borrowings under the Credit Facility are considered borrowings of the Fund for purposes of complying with the asset coverage requirements under the 1940 Act. As of June 30, 2022, there were no drawn amounts on the Credit Facility.

5. Commitments and Contingencies

The Fund conducts business with brokers and dealers that are primarily headquartered in New York and Los Angeles and are members of the major securities exchanges. Banking activities are conducted with a firm headquartered in the Boston area.

In the normal course of business, investment activities involve executions, settlement and financing of various transactions resulting in receivables from, and payables to, brokers, dealers, and the custodian. These activities may expose the Fund to risk in the event that such parties are unable to fulfill contractual obligations. Management does not anticipate any material losses from counterparties with whom it conducts business. Consistent with standard business practice, the Fund enters into contracts that contain a variety of indemnifications and is engaged from time to time in various legal actions. The maximum exposure under these arrangements and activities is unknown. However, management expects the risk of material loss to be remote.

The Consolidated Schedule of Investments include certain revolving loan facilities and other commitments with unfunded balances at June 30, 2022 as follows:

		Unfunded Balances
Issuer	Maturity	June 30, 2022
Cherry Bekaert Advisory LLC	6/30/2028	$1,341,763
Total Unfunded Balances		$1,341,763

6. Other Related Party Transactions

The Investment Adviser will pay all of the Fund’s organizational and offering expenses on the Fund’s behalf. During each of the 36 months following the commencement of the Fund’s operations, the Fund will reimburse the Investment Adviser for any and all Expense Payments incurred by the Investment Adviser under the Expense Support Agreement to the extent that the Fund’s annual Operating Expenses do not exceed 1.25% of the value of the Fund’s net assets, calculated monthly based on month-end net assets.

The Fund has entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator will perform (or oversee, or arrange for, the performance by third parties of) the

BlackRock Private Credit Fund

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2022

6. Other Related Party Transactions (Continued)

administrative services necessary for the operation of the Fund, including but not limited to, determining and publishing the Fund's net asset value (“NAV”), overseeing the preparation and filing of the Fund's tax returns, and the printing and dissemination of reports to stockholders of the Fund, and generally overseeing the payment of the Fund's expenses and the performance of administrative and professional services rendered to the Fund by others. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities thereunder, including payments to the Administrator in an amount equal to the Fund’s allocable portion of overhead and other expenses incurred by the Administrator or its affiliate in performing its obligations and services under the Administration Agreement, such as rent, license fees and other costs associated with computer software utilized in providing such obligations and services and the Fund’s allocable portion of the cost of personnel attributable to performing such obligations and services, including, but not limited to, marketing, legal and other services performed by the Administrator for the Fund. The Administrator will also, on behalf of the Fund, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, stockholders and such other persons in any such other capacity deemed to be necessary or desirable. For the three months ended June 30, 2022, the Fund incurred $52,604 for such administrative service expenses.

7. Stockholders’ Equity and Dividends

The Fund is offering on a continuous basis up to $2,500,000,000 of the Fund’s common shares of beneficial interest (“Common Shares”). The Fund is offering to sell any combination of three classes of Common Shares, Class D shares, Class S shares and Institutional shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. In the initial offering of Common Shares, the per share purchase price for Common Shares in the primary offering was $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares will equal the Fund’s NAV per share, as of the effective date of the monthly share purchase date. The Fund’s offering is a “best efforts” offering, which means that BlackRock Investments, LLC, the intermediary manager for the offering, will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in this offering.

In connection with its formation, the Fund has the authority to issue an unlimited number of Common Shares of any class and an unlimited number of shares of preferred shares, at a par value $0.001 per share. As of June 30, 2022, the Fund had 2,000,000 Institutional shares issued and outstanding.

8. Share Repurchase Program

Beginning no later than the first full calendar quarter from the date of the initial closing, and at the discretion of the Fund’s board of trustees, the Fund intends to commence a share repurchase program in which the Fund intends to repurchase, in each quarter, up to 5% of the Fund’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Fund does not intend to commence a share repurchase offer during any calendar quarter for which the Fund’s liquid assets are less than 25% of the Fund’s net assets plus available and undrawn leverage as of the date of the most recent publicly available NAV prior to the commencement of such calendar quarter. In addition, the Fund’s board of trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in the Fund’s best interest and the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the Fund’s share repurchase plan, to the extent the Fund offers to repurchase shares in any particular quarter, the Fund expects to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last business day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”).The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders.

BlackRock Private Credit Fund

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2022

9. Financial Highlights

For the Period from March 18, 2022 (Inception) to June 30, 2022
Per Common Share
Per share NAV at beginning of period	$25.00

Investment operations: (1)
Net investment income	0.01
Net realized and unrealized gain (loss)	(1.52)
Total from investment operations	(1.51)

Per share NAV at end of period	$23.49

Total return based on net asset value: (2)	(6.04)%

Shares outstanding at end of period	2,000,000
Ratios to average net asset value: (3)
Net investment income	0.19%
Expenses before incentive fee (4)	1.31%
Expenses and incentive fee (5)	1.31%

Ending net asset value	$46,972,811
Portfolio turnover rate	0.02%
Weighted-average debt outstanding	N/A
Weighted-average interest rate on debt	N/A
Weighted-average number of shares of common stock	2,000,000
Weighted-average debt per share	N/A

(1)	Per share changes in net asset value are computed based on the actual number of shares outstanding during the time such activity occurred.
(2)

Not annualized for periods less than one year. Total return based on net asset value equals the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share at the beginning of the period.

(3)	Annualized for periods less than one year except for incentive fees and other certain non-recurring expenses.
(4)	Includes interest and other debt costs.
(5)	Includes incentive fees and all Fund expenses including interest and other debt costs.

10. Subsequent Events

On July 1, 2022, the Fund accepted a subscription from BlackRock Financial Management, Inc., to purchase $20,000,000 million of additional institutional shares, par value $0.001 per share.  On August 11, 2022, the number of shares being purchased by BlackRock Financial Management, Inc., was fixed when the purchase price of $23.49 per share was determined by the Fund.   As a result, the Fund issued 851,426 shares and received $20,000,000 in proceeds.

On July 28, 2022, pursuant to Rule 2a-5 under the 1940 Act, the board of trustees designated the Adviser as the Valuation Designee to perform certain fair value functions, including performing fair value determinations for the Fund.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or the future performance or financial condition of BlackRock Private Credit Fund (the “Fund,” “we,” “us” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•	the Fund’s, or the Fund’s portfolio companies’, future business, operations, operating results or prospects;
•	the return or impact of current and future investments;
•	the impact of a protracted decline in the liquidity of credit markets on the Fund’s business;
•	the impact of fluctuations in interest rates on the Fund’s business;
•	the impact of changes in laws or regulations governing the Fund’s operations or the operations of the Fund’s portfolio companies;
•	the Fund’s contractual arrangements and relationships with third parties;
•	the general economy and its impact on the industries in which the Fund invests;
•	the financial condition of and ability of the Fund’s portfolio companies to achieve their objectives;
•	the Fund’s expected financings and investments;
•	the adequacy of the Fund’s financing resources and working capital;
•	the ability of the Advisers to locate suitable investments for the Fund and to monitor and administer the Fund’s investments;
•	the timing of cash flows, if any, from the operations of the Fund’s portfolio companies;
•	the timing, form and amount of any dividend distributions;
•	the phase-out of LIBOR and the use of replacement rates for LIBOR;
•	the consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chains; and
•	the Fund’s ability to maintain the Fund’s qualification as a regulated investment company and as a business development company.

We use words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “could,” “may,” “plan” and similar words to identify forward-looking statements. The forward-looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this report.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

The Fund is a Delaware statutory trust formed on December 23, 2021 and is an externally managed, closed-end, non-diversified management investment company. We have elected to be regulated as a BDC under the 1940 Act. Our investment objective is to achieve high risk-adjusted returns produced primarily from current income generated by investing primarily in senior secured corporate debt instruments. We seek to achieve our investment objective through investments in privately-originated, performing senior secured debt primarily in North America-based companies with target enterprise values between $100 million and $1.5 billion. Performing debt is debt that at the time of investment is not defaulted or, in the view of the Advisers, distressed. The Fund targets positions in first lien, second lien and unitranche debt, with a preference for floating-rate debt, which the Advisers believe provides flexibility to adapt to changing market conditions. The Fund may invest in securities of any maturity and credit quality. Our investment activities will benefit from what we believe are the competitive advantages of our Advisers, including its diverse in-house skills, proprietary deal flow, and consistent and rigorous investment process focused on established, middle-market companies.

The Fund intends to elect to be treated as a RIC for U.S. federal income tax purposes. As a RIC, the Fund will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our stockholders generally at least 90% of our investment company taxable income, as defined by the Code, for each year. Pursuant to this election, we generally will not have to pay corporate level taxes on any income that we distribute to our stockholders provided that we satisfy those requirements.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as amended, public domestic operating companies having a market capitalization of less than $250.0 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2022, approximately 96.5% of our total assets were invested in qualifying assets.

Revenues

We generate revenues primarily in the form of interest on the debt we hold. We also generate revenue from dividends on our equity interests, capital gains on the disposition of investments, and certain lease, fee, and other income. Our investments in fixed income instruments generally have an expected maturity of three to five years, although we have no lower or upper constraint on maturity. Interest on our debt investments is generally payable quarterly or semi-annually. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments and preferred stock investments may defer payments of cash interest or dividends or PIK. Any outstanding principal amount of our debt investments and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, structuring or due diligence fees, end-of-term or exit fees, fees for providing significant managerial assistance, consulting fees and other investment related income.

Expenses

The Fund will be responsible for paying the compensation of the Investment Advisers. In addition, the Fund will generally be responsible for all operating expenses of the Fund, and shall pay, and shall reimburse the Investment Adviser or the Administrator and their respective affiliates for, all fees, costs, expenses, liabilities and obligations of the Fund relating or attributable to:

•	our organization;
•	calculating our net asset value (including the cost and expenses of any independent valuation firms);
•	interest payable on debt, if any, incurred to finance our investments;
•	the base management fee and any incentive fee;
•	dividends and distributions on our shares of common stock;
•	administration fees payable under the Administration Agreement;
•	fees payable to third parties relating to, or associated with, making investments;
•	transfer agent and custodial fees;
•	registration fees;
•	taxes;
•	director fees and expenses;

•	costs of preparing and filing reports or other documents with the SEC;
•	costs of any reports, proxy statements or other notices to our stockholders, including printing costs;
•	our fidelity bond;
•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	indemnification payments;
•	direct costs and expenses of administration, including audit and legal costs; and
•

all other expenses reasonably incurred by us and the Administrator in connection with administering our business, such as the allocable portion of overhead under the Administration Agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs.

The Advisory Agreement provides that the management fee is calculated at an annual rate of 1.25% of the value of the Fund’s net assets determined on a consolidated basis in accordance with GAAP at the end of the most recently completed calendar month and payable monthly in arrears. For the first calendar month in which the Fund has operations, net assets will be measured as the beginning net assets as of the date on which the Fund first issues Common Shares to one or more investors (other than the Investment Adviser and its affiliates). The Investment Adviser has agreed to waive its management fee for the first twelve months following the date of the commencement of the Fund’s operations.

Additionally, the Advisory Agreement provides that the Investment Adviser may be entitled to incentive fee under certain circumstances. According to the terms of such agreement, the incentive fee equals the sum of (i) 12.5% of all net investment income and (ii) 12.5% of all net realized capital gains (net of any net unrealized capital depreciation) less net investment income incentive fee and capital gains incentive fee previously paid. However, incentive fee will only be paid to the extent the cumulative total return of the Fund after incentive fee and including such payment would equal or exceed a 5% annual return on daily weighted-average unreturned contributed capital contributions. The determination of incentive fee is subject to limitations under the 1940 Act and the Advisers Act.

Pursuant to the Sub-Advisory Agreement, the Investment Adviser, and not the Fund, will pay a portion of the management fee received by the Investment Adviser to the Sub-Adviser as a sub-advisory fee to the Sub-Adviser in an amount equal to a percentage of the average daily value of the Fund’s assets allocated to the Sub-Adviser.

Critical accounting policies and estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. Management considers the following critical accounting policies important to understanding the consolidated financial statements. In addition to the discussion below, our critical accounting policies are further described in the notes to our consolidated financial statements.

The Securities and Exchange Commission (the “SEC”) has adopted Rule 2a-5 (the “Rule”) under the 1940 Act. The Rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. Pursuant to the Rule, the Fund’s board of trustees may designate a valuation designee to perform certain fair value functions, including performing fair value determinations. It is anticipated that the Fund will be in compliance with the Rule on or before the SEC compliance date on September 8, 2022.

Valuation of portfolio investments

We value our portfolio investments at fair value based upon the principles and methods of valuation set forth in policies adopted by our board of trustees. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset that (i) are independent of us, (ii) are knowledgeable, having a reasonable understanding about the asset based on all available information (including information that might be obtained through due diligence efforts that are usual and customary), (iii) are able to transact for the asset, and (iv) are willing to transact for the asset or liability (that is, they are motivated but not forced or otherwise compelled to do so).

When market quotations are not readily available or are believed by the Investment Adviser to be inaccurate or unreliable, the Fund’s investments are valued at fair value (“Fair Value Assets”). Fair Value Assets are valued by the Investment Adviser in accordance with procedures approved by the board of trustees. The Investment Adviser may conclude that a market quotation is not readily available, inaccurate or unreliable if a security or other asset or liability does not have a price source due to its complete lack of trading, if the Investment Adviser believes a market quotation from a broker-dealer or other source is unreliable (e.g., where it varies significantly from a recent trade, or no longer reflects the fair value of the security or other asset or liability subsequent to the most recent market quotation), where the security or other asset or liability is only thinly traded or due to the occurrence of a significant event subsequent to the most recent market quotation.

For this purpose, a “significant event subsequent to the most recent market quotation” is deemed to occur if the Investment Adviser determines, in its business judgment prior to or at the time of pricing the Fund’s assets or liabilities, that it is likely that the event will cause a material change to the last exchange closing price or closing market price of one or more assets or liabilities held by the Fund. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where markets quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread. On any date the NYSE is open and the primary exchange on which a foreign asset or liability is traded is closed, such asset or liability will be valued using the prior day’s price, provided that the Investment Adviser is not aware of any significant event or other information that would cause such price to no longer reflect the fair value of the asset or liability, in which case such asset or liability would be treated as a Fair Value Asset. For certain foreign securities, a third-party vendor supplies evaluated, systematic fair value pricing based upon the movement of a proprietary multi-factor model after the relevant foreign markets have closed. This systematic fair value pricing methodology is designed to correlate the prices of foreign securities following the close of the local markets to the price that might have prevailed as of the Fund’s pricing time.

A substantial portion of the Fund’s assets are expected to consist of securities of private companies for which there are no readily available market quotations. The information available in the marketplace for such companies, their securities and the status of their businesses and financial conditions is often extremely limited, outdated and difficult to confirm. Such securities are valued by the Fund monthly at fair value as determined pursuant to policies and procedures approved by the board of trustees. In determining fair value each month, the Investment Adviser is required to consider all appropriate factors relevant to value and all indicators of value available to the Fund. The determination of fair value necessarily involves judgment in evaluating this information in order to determine the price that the Fund might reasonably expect to receive for the security upon its current sale. The most relevant information may often be that information which is provided by the issuer of the securities. Given the nature, timeliness, amount and reliability of information provided by the issuer, fair valuations may become more difficult and uncertain as such information is unavailable or becomes outdated. Because the Fund will value all of its assets monthly, the Fund is subject to greater risk that the information available to determine fair value on any given day is uncertain, incomplete and potentially unreliable and, as a result, that the prices assigned to fair valued securities may not in fact represent approximately the price that the Fund could receive upon their current sale.

Certain investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued on a monthly basis utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in determining the fair value of our investments include, as relevant and among other factors: available current market data (e.g., information available through regulatory filings, press releases, news feeds and financial press), including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, information provided by the company (e.g., letters to investors, financials, information provided pursuant to financial document reporting obligations), security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables and enterprise values.

With respect to the Fund’s investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value, the board of trustees has approved a valuation process that takes into account a variety of inputs.

When determining the price for a Fair Value Asset, the BlackRock Global Valuation Committee (or its delegate) shall seek to determine the price that the Fund might reasonably expect to receive from the current sale of that asset or liability in an arm’s-length transaction. The price generally may not be determined based on what the Fund might reasonably expect to receive for selling an asset or liability at a later time or if it holds the asset or liability to maturity. Fair value determinations shall be based upon all available factors that the BlackRock Global Valuation Committee (or its delegate) deems relevant at the time of the determination, and may be based on analytical values determined by the Investment Adviser using proprietary or third party valuation models.

Fair value represents a good faith approximation of the value of an asset or liability. The fair value of one or more assets or liabilities may not, in retrospect, be the price at which those assets or liabilities could have been sold during the period in which the particular fair values were used in determining the Fund’s NAV, and the differences between the fair value of the assets and the prices at which those assets are ultimately sold may be significant. As a result, the Fund’s sale or repurchase of its shares at NAV, at a time when a holding or holdings are valued at fair value, may have the effect of diluting or increasing the economic interest of existing shareholders. Information that becomes known to the Fund or its agents after the NAV has been calculated in a particular month will not be used to retroactively adjust the price of a security or the NAV determined earlier that month.

The Fund’s annual audited financial statements, which are prepared in accordance with GAAP, follow the requirements for valuation set forth in ASC 820, which defines and establishes a hierarchical disclosure framework for measuring fair value under GAAP and expands financial statement disclosure requirements relating to fair value measurements.

The three-level hierarchy for fair value measurement is defined as follows:

Level 1: Quoted prices in active markets for identical assets

Level 2: Other direct and indirect observable market inputs (for example, quoted prices in inactive markets or quotes for comparable investments)

Level 3: Independent third-party valuation sources that employ significant unobservable inputs

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Investment Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the investment.

Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the consolidated financial statements.

Revenue recognition

Interest and dividend income, including income paid in kind, is recorded on an accrual basis, when such amounts are considered collectible. Origination, structuring, closing, commitment and other upfront fees, including original issue discounts, earned with respect to capital commitments are generally amortized or accreted into interest income over the life of the respective debt investment, as are end-of-term or exit fees receivable upon repayment of a debt investment. Other fees, including certain amendment fees, prepayment fees and commitment fees on broken deals, are recognized as earned. Prepayment fees and similar income due upon the early repayment of a loan or debt security are recognized when earned and are included in interest income.

Certain of our debt investments are purchased at a discount to par as a result of the underlying credit risks and financial results of the issuer, as well as general market factors that influence the financial markets as a whole. Discounts on the acquisition of corporate bonds are generally amortized using the effective-interest or constant-yield method assuming there are no questions as to collectability. When principal payments on a loan are received in an amount in excess of the loan’s amortized cost, the excess principal payments are recorded as interest income.

Net realized gains or losses and net change in unrealized appreciation or depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Realized gains and losses are computed using the specific identification method. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Portfolio and investment activity

During the period from March 18, 2022 to June 30, 2022, we invested approximately $107.7 million in investments in senior secured loans in 92 portfolio companies.

At June 30, 2022, our investment portfolio of $104.7 million (at fair value) consisted of 92 portfolio companies and was invested 100.0% in senior secured loans. Our average portfolio company investment at fair value was approximately $1.1 million. Our largest portfolio company investment by value was approximately 4.7% of our portfolio and our five largest portfolio company investments by value comprised approximately 15.5% of our portfolio at June 30, 2022.

The industry composition of our portfolio at fair value at June 30, 2022 was as follows:

Industry	June 30, 2022
Software	14.8%
Health Care Providers & Services	11.6
Professional Services	8.6
Commercial Services & Supplies	5.7
IT Services	5.5
Health Care Technology	4.9
Diversified Financial Services	4.7
Specialty Retail	4.6
Insurance	4.5
Construction & Engineering	4.5
Machinery	3.0
Internet Software & Services	2.8
Entertainment	2.7
Auto Components	2.6
Hotels, Restaurants & Leisure	1.9
Diversified Consumer Services	1.8
Life Sciences Tools & Services	1.7
Media	1.6
Construction Materials	1.5
Chemicals	1.5
Health Care Equipment & Supplies	1.3
Internet & Catalog Retail	1.2
Other	7.0
Totals	100.0%

The weighted average effective yield of our debt and total portfolio was 6.4% at June 30, 2022. At June 30, 2022, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR or SOFR, and none of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 78.1% at June 30, 2022. No debt investments in the portfolio company were on non-accrual status as of June 30, 2022.

Results of operations

Investment income

Investment income totaled $202,934 for the three months ended June 30, 2022 and for the period from March 18, 2022 to June 30, 2022, all of which was attributable to interest and fees on our debt investments.

Expenses

Total operating expenses for the three months ended June 30, 2022 and for the period from March 18, 2022 to June 30, 2022 were $176,977 comprised of $52,604 in administrative expenses, $50,714 in professional fees, $25,125 in director fees, $13,960 in other debt expenses, and $34,574 in other operating expenses, respectively.

Net investment income (loss)

Net investment income was $25,957 for the three months ended June 30, 2022 and for the period from March 18, 2022 to June 30, 2022.

Net realized and unrealized gain or loss

For the three months ended June 30, 2022 and for the period from March 18, 2022 to June 30, 2022, the change in net unrealized appreciation (depreciation) was $(3,053,146). The change in net unrealized appreciation (depreciation) for the period from March 18, 2022 to June 30, 2022 was primarily driven by unrealized depreciation across the portfolio due to wider yield spreads during the period.

Incentive compensation

The income component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less aggregate income incentive compensation previously paid in with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 5.0% total return hurdle on daily weighted average unreturned capital contributions (the “Hurdle Rate”). The capital gains component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate realized capital gains (computed net of realized losses and net unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid or distributed in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The capital gains component will be paid in full prior to payment of the income component. In any case, incentive compensation (including both the income and capital gains components) will only be paid to the extent the trailing twelve quarter (or if shorter, the number of calendar quarters that have occurred since commencement of the fund) total return of the Fund after incentive compensation and including such payment would equal or exceed a 5% annual total return on daily weighted average unreturned contributed capital contributions for such period. For the period from March 18, 2022 to June 30, 2022, there were no incentive fees paid or accrued as the Investment Adviser has contractually agreed to waive any incentive fees for the first 12 months following the date of the commencement of the Fund’s operations.

Income tax expense, including excise tax

The Fund has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Fund must, among other things, timely distribute to its stockholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. The Fund has made and intends to continue to make the requisite distributions to its stockholders which will generally relieve the Fund from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred in the period from March 18, 2022 to June 30, 2022.

Net increase (decrease) in net assets resulting from operations

The net decrease in net assets applicable to common stockholders resulting from operations was $3,053,146 for the period from March 18, 2022 to June 30, 2022.

Liquidity and capital resources

Our liquidity and capital resources are expected to be generated primarily through the private placement of shares of the Fund's common stock, borrowings under the Credit Facility, and cash flows from operations, including investments sales and repayments and income earned from investments and cash equivalents. The primary uses of cash have been investments in portfolio companies and other general corporate purposes.

Our primary uses of cash are expected to be for investments in portfolio companies and other investments, for operational costs such as paying the Adviser and Administrator, for costs related to our credit facility and for distributions to our shareholders.

The Investment Adviser has agreed to pay all of our organization and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Fund’s systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of our transfer agent, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through the commencement of the Fund’s operations.

Pursuant to the Fee Waiver and Expense Support and Reimbursement Agreement we have entered into with the Investment Adviser, we will be obligated to reimburse the Investment Adviser for expenses during the 36 months following the commencement of the Fund’s operations, to the extent that the Fund’s annual Operating Expenses do not exceed 1.25% of the value of the Fund’s net assets, calculated monthly based on month-end net assets of the Fund.

On June 3, 2022, Blackrock Private Credit Fund Leverage I, LLC (the “Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Fund, established a $200 million combined revolving credit and term loan facility with PNC Bank, National Association as facility agent (the “Credit Facility”). The Credit Facility matures on June 3, 2032 and generally bears interest at three-month Term SOFR, plus (a) 1.55% if the aggregate balance of Middle Market Loans is less than or equal to 25%, (b) 1.65% if the aggregate balance of Middle Market Loans is above 25% and less than or equal to 50%, (c) 1.80% if the aggregate balance of Middle Market Loans is above 50% and less than or equal to 75%, or (d) 1.90% if the aggregate balance of Middle Market Loans is above 75%. The Credit Facility also accrues commitment fees on any undrawn amounts at an annual rate of 0.50%, or 0.35% for the period from the closing date of the Credit Facility to the three-month anniversary of the closing date. The Credit Facility is secured by all of the assets held by the Borrower.  Under the Credit Facility, the Borrower has made certain customary representations and warranties, and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities.  The Credit Facility includes usual and customary events of default for credit facilities of this nature. Borrowings under the Credit Facility are considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended. As of June 30, 2022, there were no drawn amount on the Credit Facility.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. After obtaining shareholder approval by written consent on March 16, 2022, the Fund’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA.

Net cash used in operating activities during the period from March 18, 2022 to June 30, 2022 was $18.8 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $18.8 million, and net investment income (net of non-cash income and expenses) of approximately $0.0 million.

Net cash provided by financing activities was $48.1 million during the period from March 18, 2022 to June 30, 2022, consisting primarily of $50.0 million in proceeds from share issuances, offset by $1.9 million in payments of debt issuance costs.

At June 30, 2022, we had $29.3 million in cash and cash equivalents.

Contractual obligations

We have entered into several contracts under which we have future commitments. Pursuant to the Advisory Agreement, the Investment Adviser manages our day-to-day operations and provides investment advisory services to us. Payments under the Advisory Agreement are equal to a percentage of the value of our total assets (excluding cash and cash equivalents) and an incentive fee, plus reimbursement of certain expenses incurred by the Adviser. Under our Administration Agreement, the Administrator provides us with administrative services, facilities and personnel. Payments under the Administration Agreement are equal to an allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us, and may include rent and our allocable portion of the cost of certain of our officers and their respective staffs. We are responsible for reimbursing the Investment Adviser for due diligence and negotiation expenses, fees and expenses of custodians, administrators, transfer and distribution agents, counsel and directors, insurance, filings and registrations, proxy expenses, expenses of communications to investors, compliance expenses, interest, taxes, portfolio transaction expenses, costs of responding to regulatory inquiries and reporting to regulatory authorities, costs and expenses of preparing and maintaining our books and records, indemnification, litigation and other extraordinary expenses and such other expenses as are approved by the directors as being reasonably related to our organization, offering, capitalization, operation or administration and any portfolio investments, as applicable. The Adviser is not responsible for any of the foregoing expenses. The Fund may terminate each of the Advisory Agreement and Administration Agreement without penalty upon not less than 60 days’ written notice to the other party and the Adviser and the Administrator may terminate the Advisory Agreement or Administration Agreement, as applicable, without penalty upon not less than 120 days’ written notice to the other party. The Sub-Advisory Agreement may be terminated as a whole at any time by the Fund without the payment of any penalty, upon the vote of a majority of the board of trustees or a majority of the outstanding voting securities of the Fund or by the Investment Adviser or the Sub-Adviser, on 60 days’ written notice by either party to the other.

On June 3, 2022, the fund entered into the Credit Facility, a $200 million revolving credit facility that matures on June 3, 2032 and generally bears interest at a floating rate. We cannot assure shareholders that we will be able to enter into any other credit facilities on favorable terms or at all. In connection with any other credit facilities or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.

Distributions

Our dividends and distributions to shareholders, if any, are determined and declared by our board of trustees and are recorded on the ex-dividend date. Distributions are declared considering our estimate of annual taxable income available for distribution to stockholders and the amount of taxable income carried over from the prior year for distribution in the current year. We do not have a policy to pay distributions at a specific level and expect to continue to distribute substantially all of our taxable income. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.

There were no dividends declared for the period from March 18, 2022 to June 30, 2022.

Tax characteristics of any distributions are reported to stockholders on Form 1099-DIV or Form 1042-S after the end of the calendar year.

We have elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain favorable RIC tax treatment, we must distribute annually to our shareholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of:

•	98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;
•	98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for the one-year period generally ending on October 31 of the calendar year; and
•	certain undistributed amounts from previous years on which we paid no U.S. federal income tax.

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our stockholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. Also, we may be limited in our ability to make dividends and distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. In addition, in accordance with GAAP and tax regulations, we include in income certain amounts that we have not yet received in cash, such as PIK interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC and may be subject to an excise tax.

In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to pay a large portion of a dividend in shares of our common stock instead of in cash. As long as a sufficient portion of such dividend is paid in cash (which portion can generally be as low as 20%) and certain requirements are met, the entire distribution would be treated as a dividend for U.S. federal income tax purposes.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	The Fund has entered into an Advisory Agreement with the Investment Adviser.
•	The Fund and the Investment Adviser have entered into the Sub-Advisory Agreement with the Sub-Advisor.
•

The Administrator provides us with administrative services necessary to conduct our day-to-day operations. For providing these services, facilities and personnel, the Administrator may be reimbursed by us for expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our officers and the Administrator’s administrative staff and providing, at our request and on our behalf, significant managerial assistance to our portfolio companies to which we are required to provide such assistance. The Administrator is an affiliate of the Adviser.

•

We have entered into a royalty-free license agreement with BlackRock and the Adviser, pursuant to which each of BlackRock and the Investment Adviser has agreed to grant us a non-exclusive, royalty-free license to use the name "BlackRock".

The Advisers and their affiliates, employees and associates currently do and, in the future, may manage other funds and accounts. The Advisers and their affiliates may determine that an investment is appropriate for us and for one or more of those other funds or accounts. Accordingly, conflicts may arise regarding the allocation of investments or opportunities among us and those accounts. In general, the Advisers will allocate investment opportunities pro rata among us and the other funds and accounts (assuming the investment satisfies the objectives of each) based on the amount of committed capital each then has available. The allocation of certain investment opportunities in private placements is subject to independent director approval pursuant to the terms of the co-investment exemptive order applicable to us. In certain cases, investment opportunities may be made other than on a pro rata basis. For example, we may desire to retain an asset at the same time that one or more other funds or accounts desire to sell it or we may not have additional capital to invest at a time the other funds or accounts do. If the Advisers are unable to manage our investments effectively, we may be unable to achieve our investment objective. In addition, the Advisers may face conflicts in allocating investment opportunities between us and certain other entities that could impact our investment returns. While our ability to enter into transactions with our affiliates is restricted under the 1940 Act, we have received an exemptive order from the SEC permitting certain affiliated investments subject to certain conditions. As a result, we may face conflict of interests and investments made pursuant to the exemptive order conditions which could in certain circumstances affect adversely the price paid or received by us or the availability or size of the position purchased or sold by us.

Recent Developments

On July 1, 2022, the Fund accepted a subscription from BlackRock Financial Management, Inc., to purchase $20,000,000 million of additional institutional shares, par value $0.001 per share.  On August 11, 2022, the number of shares being purchased by BlackRock Financial Management, Inc., was fixed when the purchase price of $23.49 per share was determined by the Fund.   As a result, the Fund issued 851,426 shares and received $20,000,000 in proceeds.

On July 28, 2022, pursuant to Rule 2a-5 under the 1940 Act, the board of trustees designated the Adviser as the Valuation Designee to perform certain fair value functions, including performing fair value determinations for the Fund, effective as of August 1, 2022.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2022, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2022, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 78.1%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We assess our portfolio companies periodically to determine whether such companies will be able to continue making interest payments in the event that interest rates increase. There can be no assurances that the portfolio companies will be able to meet their contractual obligations at any or all levels of increases in interest rates.

Based on our Statement of Assets and Liabilities as of June 30, 2022, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$3,358,630	$1.68
Up 200 basis points	2,239,087	1.12
Up 100 basis points	1,119,543	0.56
Down 100 basis points	(1,036,750)	(0.52)
Down 200 basis points	(1,455,145)	(0.73)
Down 300 basis points	(1,493,025)	(0.75)

Item 4.  Controls and Procedures

As of the period covered by this report, we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on our evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in our periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, are based upon certain assumptions about the likelihood of future events and can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of June 30, 2022, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors

For more information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed and under the heading “Risk Factors” in our prospectus, as filed with the SEC on May 20, 2022, as may be amended and supplemented from time to time.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Trust of the Registrant(1)
3.2	Amended and Restated Agreement and Declaration of Trust of the Registrant(2)
3.3	Second Amended and Restated Agreement and Declaration of Trust of the Registrant(1)
3.3	By-Laws of the Registrant(1)
10.1

Credit and Security Agreement, dated June 3, 2022, among BlackRock Private Credit Fund Leverage I, LLC, PNC Bank, National Association, as Facility Agent, State Street Bank and Trust Company, as Collateral Agent and Custodian, and the lenders from time to time parties thereto(3)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*

*	Filed herewith.
(1)	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-262035) filed on May 20, 2022 and incorporated herein by reference.
(2)

Previously filed as an exhibit to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-262035) filed on April 14, 2022 and incorporated herein by reference.

(3)	Previously filed with the Registrant’s Form 8-K dated as of June 10, 2022 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock Private Credit Fund

Date: August 12, 2022	By:	/s/ Rajneesh Vig
	Name:	Rajneesh Vig
	Title:	Chief Executive Officer

Date: August 12, 2022	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer