Form 10-Q
period 2022-09-30
BlackRock Private Credit Fund
filed 2022-11-07
CIK 1902649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2022

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of November 7, 2022 was 4,226,691, 0 and 0 of Class I, Class S and Class D common shares, respectively.

BLACKROCK PRIVATE CREDIT FUND

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Statement of Assets and Liabilities as of September 30, 2022 (Unaudited)	3

	Consolidated Statements of Operations for the three months ended September 30, 2022 and for the period from March 18, 2022 (Inception) to September 30, 2022 (Unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three months ended September 30, 2022 and for the period from March 18, 2022 (Inception) to September 30, 2022 (Unaudited)	5

	Consolidated Statement of Cash Flows for the period from March 18, 2022 (Inception) to September 30, 2022 (Unaudited)	6

	Consolidated Schedule of Investments as of September 30, 2022 (Unaudited)	7

	Notes to Consolidated Financial Statements (Unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

Part II.	Other Information

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

BlackRock Private Credit Fund

Consolidated Statement of Assets and Liabilities (Unaudited)

September 30, 2022
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $171,363,769)	$168,141,845
Total investments (cost of $171,363,769)	168,141,845

Cash and cash equivalents	12,220,772
Deferred debt issuance costs	1,827,199
Interest, dividends and fees receivable	839,483
Prepaid expenses and other assets	78,089
Total assets	183,107,388

Liabilities
Debt	105,000,000
Payable for investments purchased	6,007,080
Interest and debt related payables	804,158
Contribution received in advance	500,000
Distribution payable	439,782
Reimbursements due to the Advisor	26,939
Accrued expenses and other liabilities	733,188
Total liabilities	$113,511,147

Commitments and contingencies (Note 5)

Net assets	$69,596,241

Composition of net assets applicable to common shareholders
Common stock, $0.001 par value; 2,931,877 shares issued and outstanding as of September 30, 2022	$2,932
Paid-in capital in excess of par	71,997,068
Distributable earnings (loss)	(2,403,759)
Total net assets	69,596,241
Total liabilities and net assets	$183,107,388

Net assets per share	$23.74

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30, 2022	For the Period from March 18, 2022 (Inception) to September 30, 2022
Investment income
Interest income (excluding PIK):
Non-controlled, non-affiliated investments	$2,632,964	$2,835,898
Total investment income	2,632,964	2,835,898

Operating expenses
Interest and other debt expenses	851,725	865,685
Administrative expenses	258,642	311,246
Management fees	195,233	247,316
Professional fees	134,810	185,524
Director fees	76,875	102,000
Custody fees	29,339	37,808
Insurance expense	7,641	22,189
Other operating expenses	41,942	53,499
Total operating expenses, before management fee waiver	1,596,207	1,825,267
Management fee waiver	(195,233)	(247,316)
Total operating expenses, net of management fee waiver	1,400,974	1,577,951

Net investment income	1,231,990	1,257,947

Realized and unrealized gain (loss) on investments and foreign currency
Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(168,778)	(3,221,924)
Net change in unrealized appreciation (depreciation)	(168,778)	(3,221,924)

Net realized and unrealized gain (loss)	(168,778)	(3,221,924)

Net increase (decrease) in net assets resulting from operations	$1,063,212	$(1,963,977)

Basic and diluted earnings (loss) per share (1)	$0.40	$(1.11)

Basic and diluted weighted average common shares outstanding	2,877,660	1,649,973

______________________

(1)
Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable earnings (loss)	Total Net Assets
Balance at March 18, 2022 (Inception)	4,000	$4	$99,996	$—	$100,000
Balance at March 31, 2022	4,000	$4	$99,996	$—	$100,000

Issuance of common stock	1,996,000	1,996	49,898,004	—	49,900,000
Net investment income	—	—	—	25,957	25,957
Net realized and unrealized gain (loss)	—	—	—	(3,053,146)	(3,053,146)
Balance at June 30, 2022	2,000,000	$2,000	$49,998,000	$(3,027,189)	$46,972,811

Issuance of common stock	931,877	932	21,999,068	—	22,000,000
Net investment income	—	—	—	1,231,990	1,231,990
Net realized and unrealized gain (loss)	—	—	—	(168,778)	(168,778)
Dividends to common shareholders	—	—	—	(439,782)	(439,782)
Balance at September 30, 2022	2,931,877	$2,932	$71,997,068	$(2,403,759)	$69,596,241

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statement of Cash Flows (Unaudited)

For the period from March 18, 2022 (Inception) to September 30, 2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$(1,963,977)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Change in net unrealized (appreciation) depreciation of investments	3,221,924
Net amortization of investment discounts and premiums	(183,446)
Interest and dividend income paid in kind	(26,528)
Amortization of deferred debt issuance costs	61,527
Changes in assets and liabilities:
Purchases of investments	(173,645,582)
Proceeds from disposition of investments	2,491,787
Decrease (increase) in interest, dividends and fees receivable	(839,483)
Decrease (increase) in prepaid expenses and other assets	(78,089)
Increase (decrease) in payable for investments purchased	6,007,080
Increase (decrease) in interest and debt related payables	804,158
Increase (decrease) in contribution received in advance	500,000
Increase (decrease) in reimbursements due to the Advisor	26,939
Increase (decrease) in accrued expenses and other liabilities	733,188
Net cash provided by (used in) operating activities	(162,890,502)

Financing activities
Proceeds from shares of common stock sold	72,000,000
Draws on credit facilities	105,000,000
Payments of debt issuance costs	(1,888,726)
Net cash provided by (used in) financing activities	175,111,274

Net increase (decrease) in cash and cash equivalents (including restricted cash)	12,220,772
Cash and cash equivalents (including restricted cash) at beginning of period	—
Cash and cash equivalents (including restricted cash) at end of period	$12,220,772

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2022

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments(A)
Aerospace & Defense
Peraton Corp.	First Lien Term Loan	LIBOR(M)	0.75%	3.75%	6.87%	2/1/2028	$1,388,655	$1,353,180	$1,319,743	0.73%

Auto Components
Clarios Global, LP	First Lien Term Loan	LIBOR(M)	—	3.25%	6.37%	4/30/2026	$1,589,700	1,544,435	1,508,562	0.84%
USI, Inc.	First Lien Term Loan	LIBOR(Q)	—	2.75%	6.42%	5/16/2024	$2,134,216	2,097,699	2,082,419	1.15%
								3,642,134	3,590,981	1.99%
Chemicals
Momentive Performance Materials, Inc.	First Lien Term Loan	LIBOR(M)	—	3.25%	6.37%	5/15/2024	$1,125,796	1,109,411	1,096,244	0.61%
W. R. Grace Holdings LLC	First Lien Term Loan	LIBOR(Q)	0.50%	3.75%	7.44%	9/22/2028	$1,118,785	1,095,421	1,050,259	0.58%
								2,204,832	2,146,503	1.19%
Commercial Services & Supplies
Creative Artists Agency, LLC	First Lien Term Loan	LIBOR(M)	—	3.75%	6.87%	11/26/2026	$1,399,183	1,377,517	1,382,421	0.77%
Dealer Tire, LLC	First Lien Term Loan	LIBOR(M)	—	4.25%	7.37%	12/12/2025	$1,265,163	1,248,292	1,236,172	0.69%
Ensemble RCM, LLC	First Lien Term Loan	LIBOR(Q)	—	3.75%	6.56%	8/3/2026	$836,263	825,531	817,974	0.45%
Pueblo Mechanical and Controls, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	8.78%	8/23/2028	$1,463,273	1,427,330	1,427,862	0.79%	E
Pueblo Mechanical and Controls, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	8.78%	8/23/2028	$—	(13,308)	(24,422)	(0.01)%	D/E
Pueblo Mechanical and Controls, LLC	First Lien Revolver	SOFR(Q)	0.75%	6.00%	8.78%	8/23/2027	$—	(5,805)	(5,739)	—	D/E
Verscend Holding Corp.	First Lien Term Loan	LIBOR(M)	—	4.00%	7.12%	8/27/2025	$2,422,369	2,385,426	2,355,754	1.30%
								7,244,983	7,190,022	3.99%
Construction & Engineering
Groupe Solmax, Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	4.75%	8.39%	5/29/2028	$2,487,406	2,337,109	2,213,791	1.23%	C
Northstar Group Services, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	5.50%	8.62%	11/12/2026	$2,467,320	2,426,129	2,414,902	1.34%
								4,763,238	4,628,693	2.57%
Construction Materials
Filtration Group Corporation	First Lien Term Loan	LIBOR(M)	—	3.00%	6.12%	3/29/2025	$1,298,290	1,259,690	1,250,416	0.69%
Tamko Building Products LLC	First Lien Term Loan	LIBOR(Q)	—	3.00%	6.08%	5/29/2026	$835,777	809,687	792,592	0.44%
								2,069,377	2,043,008	1.13%
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.00%	12.62%	9/20/2027	$2,675,369	2,608,668	2,608,485	1.45%	E
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	9.00%	12.62%	9/20/2027	$—	(11,123)	(22,295)	(0.01)%	D/E
								2,597,545	2,586,190	1.44%
Containers & Packaging
Charter Next Generation, Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	3.75%	6.56%	12/1/2027	$1,479,630	1,431,410	1,407,846	0.78%

Diversified Consumer Services
Amentum Government Services Holdings LLC	First Lien Term Loan	LIBOR(Q)	—	3.75%	7.80%	1/31/2027	$995,593	971,743	954,111	0.53%
Ascend Learning, LLC	First Lien Term Loan	LIBOR(M)	0.50%	3.50%	6.62%	12/10/2028	$1,119,422	1,069,568	1,036,585	0.57%
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	9.46%	10/1/2029	$4,546,388	4,444,094	4,444,094	2.46%	E
Fusion Holding Corp. (Finalsite)	First Lien Revolver	SOFR(Q)	0.75%	6.25%	9.46%	10/1/2027	$—	(8,350)	(8,350)	—	D/E
Sotheby's	First Lien Term Loan	LIBOR(Q)	0.50%	4.50%	7.01%	1/15/2027	$709,050	695,824	687,779	0.38%
								7,172,879	7,114,219	3.94%
Diversified Financial Services
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	9.80%	8/29/2029	$3,177,741	3,107,098	3,091,942	1.71%	E
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	9.80%	8/29/2029	$—	(6,943)	(16,860)	(0.01)%	D/E
Accordion Partners LLC	First Lien Revolver	SOFR(Q)	0.75%	6.25%	9.80%	8/29/2028	$—	(6,159)	(7,493)	—	D/E
Acuris Finance US, Inc.	First Lien Term Loan	SOFR(Q)	0.50%	4.00%	7.70%	2/16/2028	$853,010	826,681	819,743	0.45%
Alchemy Copyrights, LLC	First Lien Term Loan	LIBOR(M)	0.50%	3.00%	5.56%	3/10/2028	$1,761,676	1,727,322	1,722,038	0.95%	E
AlixPartners, LLP	First Lien Term Loan	LIBOR(M)	0.50%	2.75%	5.87%	2/4/2028	$1,208,756	1,174,875	1,163,965	0.65%
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(M)	1.00%	6.75%	9.77%	8/19/2028	$2,356,446	2,309,317	2,309,317	1.28%	E
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.75%	9.77%	8/19/2028	$—	(6,420)	(13,091)	(0.01)%	D/E
KKR Apple Bidco, LLC	First Lien Term Loan	LIBOR(M)	0.50%	2.75%	5.87%	9/23/2028	$1,119,422	1,082,628	1,071,382	0.59%
VS Buyer, LLC	First Lien Term Loan	LIBOR(M)	—	3.00%	6.12%	2/28/2027	$925,808	901,604	899,191	0.50%
White Cap Supply Holdings, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.75%	6.78%	10/19/2027	$837,980	797,865	785,904	0.45%
								11,907,868	11,826,038	6.56%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2022

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Diversified Telecommunication Services
Cincinnati Bell, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.25%	6.38%	11/23/2028	$745,857	$730,767	$717,421	0.40%

Entertainment
Renaissance Holding Corp.	First Lien Term Loan	LIBOR(M)	—	3.25%	6.37%	5/30/2025	$1,208,582	1,175,026	1,152,685	0.64%
Renaissance Holding Corp.	First Lien Term Loan	SOFR(M)	0.50%	4.50%	7.10%	3/30/2029	$1,995,000	1,945,125	1,918,522	1.06%
								3,120,151	3,071,207	1.70%
Environmental, Maintenance & Security Service
TruGreen Limited Partnership	First Lien Term Loan	LIBOR(M)	0.75%	4.00%	7.12%	11/2/2027	$745,819	727,079	707,286	0.39%

Food Products
Chobani, LLC	First Lien Term Loan	LIBOR(M)	1.00%	3.50%	6.62%	10/23/2027	$577,056	542,324	530,713	0.29%

Health Care Equipment & Supplies
Chariot Buyer, LLC	First Lien Term Loan	LIBOR(M)	0.50%	3.50%	6.62%	11/3/2028	$716,391	680,807	653,409	0.36%
Medline Borrower, LP	First Lien Term Loan	LIBOR(M)	0.50%	3.25%	6.37%	10/21/2028	$925,904	895,872	853,133	0.48%
								1,576,679	1,506,542	0.84%
Health Care Providers & Services
AHP Health Partners, Inc.	First Lien Term Loan	LIBOR(Q)	0.50%	3.50%	6.62%	8/24/2028	$925,880	903,810	885,085	0.49%
CHG Healthcare Services, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	3.25%	6.37%	9/30/2028	$1,025,628	994,748	987,485	0.55%
ImageFirst Holdings, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	4.50%	8.17%	4/27/2028	$2,487,413	2,427,752	2,363,042	1.31%
Ingenovis Health, Inc.	First Lien Term Loan	LIBOR(M)	0.75%	3.75%	6.87%	3/5/2028	$748,101	733,259	722,853	0.40%
Opco Borrower, LLC (Giving Home Health Care)	First Lien Term Loan	SOFR(M)	1.00%	6.50%	9.57%	8/19/2027	$2,124,981	2,103,732	2,104,581	1.17%	E
Opco Borrower, LLC (Giving Home Health Care)	First Lien Revolver	SOFR(M)	1.00%	6.50%	9.57%	8/19/2027	$77,272	75,385	75,417	0.04%	E
PetVet Care Centers, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	3.50%	6.62%	2/14/2025	$745,771	722,769	692,635	0.38%
Premise Health Holding Corp.	First Lien Term Loan	SOFR(S)	0.50%	4.75%	8.98%	7/10/2025	$4,987,500	4,896,661	4,898,224	2.72%	E
WP CityMD Bidco, LLC	First Lien Term Loan	LIBOR(Q)	0.50%	3.25%	6.92%	12/23/2028	$835,885	810,837	801,146	0.44%
U.S. Anesthesia Partners, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	4.25%	6.81%	10/1/2028	$2,487,437	2,403,143	2,343,526	1.30%
								16,072,096	15,873,994	8.80%
Health Care Technology
athenahealth Group Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.50%	6.58%	2/15/2029	$861,464	842,773	774,025	0.43%
athenahealth Group Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.50%	6.58%	2/15/2029	$—	(3,176)	(14,857)	(0.01)%	D
Gainwell Acquisition Corp.	First Lien Term Loan	LIBOR(Q)	0.75%	4.00%	7.67%	10/1/2027	$3,705,817	3,641,398	3,540,908	1.96%
Polaris Newco, LLC	First Lien Term Loan	LIBOR(Q)	0.50%	4.00%	7.67%	6/4/2028	$1,388,820	1,338,314	1,285,242	0.72%
								5,819,309	5,585,318	3.10%
Hotels, Restaurants & Leisure
Fertitta Entertainment, LLC	First Lien Term Loan	SOFR(M)	0.50%	4.00%	7.03%	1/27/2029	$746,290	717,237	694,438	0.39%
IRB Holding Corp.	First Lien Term Loan	LIBOR(M)	1.00%	2.75%	5.87%	2/5/2025	$1,514,531	1,465,457	1,466,960	0.81%
Whatabrands, LLC	First Lien Term Loan	LIBOR(Q)	0.50%	3.25%	6.37%	8/3/2028	$745,857	713,016	692,249	0.38%
								2,895,710	2,853,647	1.58%
Insurance
Alera Group, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.50%	9.63%	8/31/2029	$277,834	272,277	267,832	0.15%	E
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.50%	9.63%	8/31/2029	$—	(10,983)	(20,004)	(0.01)%	D/E
Alliant Holdings Intermediate, LLC	First Lien Term Loan	LIBOR(M)	0.50%	3.50%	6.49%	11/6/2027	$1,209,477	1,171,199	1,149,002	0.64%
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	8.83%	8/29/2029	$3,019,956	2,960,289	2,947,477	1.63%	E
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.75%	8.83%	8/29/2029	$—	(7,461)	(18,120)	(0.01)%	D/E
AmeriLife Holdings, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.75%	8.83%	8/29/2029	$—	(7,443)	(9,060)	(0.01)%	D/E
AssuredPartners, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	3.50%	6.62%	2/12/2027	$745,838	717,814	707,849	0.39%
HUB International Limited	First Lien Term Loan	LIBOR(Q)	0.75%	3.25%	5.98%	4/25/2025	$1,761,676	1,722,184	1,700,352	0.94%
NFP Corp.	First Lien Term Loan	LIBOR(M)	—	3.25%	6.37%	2/13/2027	$745,790	711,710	702,534	0.39%
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	First Lien Term Loan	LIBOR(M)	—	3.75%	6.87%	9/3/2026	$1,941,549	1,896,015	1,859,635	1.04%
								9,425,601	9,287,497	5.15%
Internet & Catalog Retail
Syndigo, LLC	First Lien Term Loan	LIBOR(M)	0.75%	4.50%	7.32%	12/15/2027	$1,275,525	1,230,950	1,160,728	0.64%	E

Internet & Direct Marketing Retail
CNT Holdings I Corp.	First Lien Term Loan	SOFR(M)	0.75%	3.50%	6.25%	11/8/2027	$746,256	728,905	713,007	0.40%
Pug, LLC	First Lien Term Loan	LIBOR(M)	—	3.50%	6.62%	2/13/2027	$745,780	713,850	652,558	0.36%	E
								1,442,755	1,365,565	0.76%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2022

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Internet Software & Services
Anaconda, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.50%	10.58%	7/27/2027	$700,040	$693,194	$695,140	0.39%	E
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.00% Cash + 4.00% PIK	9.77%	6/24/2027	$2,517,252	2,492,252	2,504,666	1.39%	E
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(M)	0.50%	4.00%	6.36%	3/1/2029	$718,200	694,859	657,024	0.36%
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(M)	0.75%	3.75%	6.36%	7/27/2028	$2,493,719	2,403,262	2,259,309	1.25%
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Term Loan	SOFR(Q)	0.75%	0.75% Cash + 6.50% PIK	9.94%	1/24/2028	$2,924,893	2,868,572	2,867,565	1.59%	C/E
								9,152,139	8,983,704	4.98%
IT Services
Hyland Software, Inc.	First Lien Term Loan	LIBOR(M)	0.75%	3.50%	6.62%	7/1/2024	$1,762,502	1,732,962	1,711,284	0.95%
Optiv Security, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	3.25%	7.42%	2/1/2024	$1,016,099	989,392	975,455	0.54%
Research Now Group, LLC	First Lien Term Loan	LIBOR(S)	1.00%	5.50%	8.84%	12/20/2024	$2,486,945	2,359,221	2,258,009	1.25%
TierPoint, LLC	First Lien Term Loan	LIBOR(M)	0.75%	3.75%	6.87%	5/5/2026	$1,118,519	1,080,782	1,063,063	0.59%
Zelis Cost Management Buyer, Inc.	First Lien Term Loan	LIBOR(M)	—	3.50%	6.06%	9/30/2026	$995,184	972,220	961,597	0.53%
								7,134,577	6,969,408	3.86%
Leisure Products
SRAM, LLC	First Lien Term Loan	LIBOR(Q)	0.50%	2.75%	5.82%	5/18/2028	$686,155	666,570	650,132	0.36%

Life Sciences Tools & Services
Curia Global, Inc.	First Lien Term Loan	LIBOR(M)	0.75%	3.75%	6.87%	8/30/2026	$1,479,662	1,432,630	1,379,163	0.76%
Parexel International, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	3.25%	6.37%	11/15/2028	$1,015,921	990,940	971,794	0.54%
								2,423,570	2,350,957	1.30%
Machinery
AI Aqua Merger Sub, Inc. (Osmosis Buyer)	First Lien Term Loan	SOFR(M)	0.50%	3.75%	6.35%	7/30/2028	$1,121,611	1,071,693	1,044,853	0.58%	C
Service Logic Acquisition Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	4.00%	6.81%	10/29/2027	$2,455,031	2,359,492	2,310,798	1.28%
Service Logic Acquisition Inc.	First Lien Delayed Draw Term Loan	LIBOR(Q)	0.75%	4.00%	6.81%	10/29/2027	$—	—	(1,924)	—	D
								3,431,185	3,353,727	1.86%
Media
Radiate Holdco, LLC	First Lien Term Loan	LIBOR(M)	0.75%	3.25%	6.37%	9/25/2026	$1,388,838	1,339,576	1,288,154	0.71%
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	9.59%	7/28/2025	$3,565,222	3,493,917	3,490,352	1.94%	E
Streamland Media Midco LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.75%	9.59%	7/28/2025	$—	(21,356)	(23,643)	(0.01)%	D/E
Zayo Group Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.25%	7.28%	3/9/2027	$726,350	708,370	634,921	0.35%
								5,520,507	5,389,784	2.99%
Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	8.96%	11/30/2026	$4,958,703	4,764,115	4,762,338	2.64%	E

Professional Services
Cast & Crew Payroll, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.75%	6.78%	12/30/2028	$1,166,110	1,138,841	1,133,558	0.63%
Cherry Bekaert Advisory LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.05%	6/30/2028	$2,191,546	2,149,544	2,149,687	1.19%	E
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	9.05%	6/30/2028	$—	(8,570)	(17,085)	(0.01)%	D/E
Cherry Bekaert Advisory LLC	First Lien Revolver	SOFR(M)	0.75%	5.50%	8.56%	6/30/2028	$44,725	36,156	36,182	0.02%	E
DTI Holdco, Inc. (Epiq)	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	7.33%	4/26/2029	$2,500,000	2,378,549	2,380,138	1.32%
Deerfield Dakota Holding, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.75%	6.78%	4/9/2027	$1,941,651	1,882,363	1,836,481	1.02%
Monotype Imaging Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	5.00%	8.67%	10/9/2026	$2,487,437	2,413,008	2,369,284	1.31%
Vensure Employer Services, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	7.62%	4/1/2027	$2,009,449	2,009,449	1,970,868	1.09%	E
Vensure Employer Services, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	7.62%	3/26/2027	$—	—	(57,321)	(0.03)%	D/E
								11,999,340	11,801,792	6.54%
Real Estate Management & Development
Forest City Enterprises, L.P.	First Lien Term Loan	LIBOR(M)	—	3.50%	6.62%	12/8/2025	$702,764	686,504	687,096	0.38%

Software
Applied Systems, Inc.	First Lien Term Loan	LIBOR(Q)	0.50%	3.00%	6.67%	9/19/2024	$2,429,785	2,380,303	2,375,127	1.32%
Barracuda Parent, LLC	First Lien Term Loan	SOFR(M)	0.50%	4.50%	7.53%	8/15/2029	$500,000	486,875	471,875	0.26%
Boxer Parent Company, Inc.	First Lien Term Loan	LIBOR(M)	—	3.75%	6.87%	10/2/2025	$1,318,050	1,273,183	1,252,655	0.69%
Central Parent Inc.	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	6.61%	7/6/2029	$1,000,000	978,125	965,685	0.54%
Cloudera, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	3.75%	6.87%	10/8/2028	$747,736	711,474	659,877	0.37%	E
Cornerstone OnDemand, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	3.75%	6.87%	10/15/2028	$746,290	704,693	630,615	0.35%	E
Epicor Software Corp.	First Lien Term Loan	LIBOR(M)	0.75%	3.25%	6.37%	7/31/2027	$1,942,794	1,889,853	1,825,925	1.01%
Flexera Software, LLC	First Lien Term Loan	LIBOR(M)	0.75%	3.75%	6.39%	3/3/2028	$746,236	723,902	714,719	0.40%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2022

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	9.41%	8/29/2028	$3,138,065	$3,067,968	$3,056,475	1.69%	E
Fusion Risk Management, Inc.	First Lien Revolver	SOFR(Q)	1.00%	6.50%	9.41%	8/29/2028	$—	(6,961)	(8,159)	—	D/E
Greeneden U.S. Holdings II, LLC	First Lien Term Loan	LIBOR(M)	0.75%	4.00%	7.12%	12/1/2027	$2,513,876	2,459,516	2,400,525	1.33%
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	10.43%	7/7/2029	$1,468,807	1,440,609	1,440,459	0.80%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	10.43%	7/7/2029	$—	(10,700)	(22,110)	(0.01)%	D/E
GTY Technology Holdings Inc.	First Lien Revolver	SOFR(Q)	0.75%	6.25%	9.80%	7/7/2029	$—	(5,128)	(5,102)	—	D/E
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(S)	0.75%	8.00%	10.93%	8/5/2028	$2,321,515	2,264,757	2,265,566	1.26%	E
MH Sub I, LLC (Micro Holding Corp.)	First Lien Term Loan	LIBOR(M)	1.00%	3.75%	6.87%	9/15/2024	$1,478,741	1,430,952	1,412,937	0.78%
Planview Parent, Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	4.00%	7.67%	12/17/2027	$836,311	807,586	796,586	0.44%
Project Alpha Intermediate Holding, Inc.	First Lien Term Loan	LIBOR(M)	—	4.00%	7.12%	4/26/2024	$1,298,754	1,274,553	1,253,908	0.70%
Proofpoint, Inc.	First Lien Term Loan	LIBOR(Q)	0.50%	3.25%	6.32%	8/31/2028	$1,359,491	1,313,859	1,279,995	0.71%
RealPage, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	3.00%	6.12%	4/22/2028	$1,208,788	1,166,772	1,135,590	0.63%
Sophia, L.P.	First Lien Term Loan	LIBOR(Q)	0.50%	3.50%	7.17%	10/7/2027	$1,118,772	1,078,297	1,078,217	0.60%
UKG Inc.	First Lien Term Loan	LIBOR(M)	—	3.75%	6.87%	5/3/2026	$2,417,325	2,352,383	2,311,567	1.26%
								27,782,871	27,292,932	15.13%
Specialty Retail
EG Group Limited	First Lien Term Loan	LIBOR(Q)	—	4.00%	7.67%	2/7/2025	$996,153	962,559	932,031	0.52%	C
Fender Musical Instruments Corporation	First Lien Term Loan	SOFR(M)	0.50%	4.00%	6.75%	12/1/2028	$2,494,113	2,379,045	2,138,702	1.19%
Mavis Tire Express Services Topco Corp.	First Lien Term Loan	SOFR(M)	0.75%	4.00%	7.25%	5/4/2028	$835,854	801,005	786,752	0.44%
MED ParentCo, LP	First Lien Term Loan	LIBOR(M)	—	4.25%	7.37%	8/31/2026	$577,026	540,788	489,508	0.27%
Woof Holdings, Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	3.75%	7.32%	12/21/2027	$1,118,743	1,082,747	1,060,009	0.58%	E
								5,766,144	5,407,002	3.00%
Trading Companies & Distributors
BCPE Empire Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	4.63%	7.76%	6/11/2026	$548,622	536,113	526,334	0.29%
SRS Distribution, Inc.	First Lien Term Loan	LIBOR(Q)	0.50%	3.50%	6.31%	6/2/2028	$1,018,455	973,310	942,707	0.52%
								1,509,423	1,469,041	0.81%
Transportation Infrastructure
Bleriot US Bidco Inc.	First Lien Term Loan	LIBOR(Q)	—	4.00%	7.67%	10/30/2026	$1,085,207	1,069,082	1,052,651	0.58%
Brown Group Holding, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.75%	6.78%	7/1/2029	$1,500,000	1,486,875	1,458,120	0.82%
								2,555,957	2,510,771	1.40%

Total Debt Investments - 241.6% of Net Assets								171,363,769	168,141,845	93.22%

Total Investments - 241.6% of Net Assets								$171,363,769	$168,141,845	93.22%

Cash and Cash Equivalents - 17.6% of Net Assets									$12,220,772	6.78%

Total Cash and Investments - 259.2% of Net Assets									$180,362,617	100.00%
Notes to Schedule of Investments:

(A)
Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)
100% of the fair value of total senior secured loans in the Fund’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or the Secured Overnight Financing Rate (“SOFR”), “S”. In addition, 83.5% of the fair value of such senior secured loans have floors of 0.50% to 1.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at September 30, 2022 of all contracts within the specified loan facility. LIBOR or SOFR reset monthly (M), quarterly (Q) or semiannually (S).
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
(E)
Investments are considered Level 3 in accordance with ASC Topic 820 (see Note 2).
(F)
As of September 30, 2022, the Fund generally uses GICS codes to identify the industry groupings.

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2022

Aggregate acquisitions and aggregate dispositions of investments totaled $173,672,110 and $2,491,787, respectively for the period from March 18, 2022 (Inception) to September 30, 2022. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on investments. As of September 30, 2022, approximately 3.9% of the total assets of the Fund were not qualifying assets under Section 55(a) of the 1940 Act.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

1. Organization and Basis of Presentation

BlackRock Private Credit Fund (“BDEBT” or the “Fund”), is a Delaware statutory trust formed on December 23, 2021. The Fund is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Fund is externally managed by BlackRock Capital Investment Advisors, LLC (the “Investment Adviser”). BlackRock Advisors, LLC (the “Sub-Adviser” and, together with the Investment Adviser, the “Advisers”) serves as the Fund’s sub-adviser. The Advisers are a subsidiary of BlackRock, Inc. (together with its subsidiaries, including but not limited to the Advisers, “BlackRock”). BlackRock Financial Management, Inc. serves as the administrator of the Fund (the “Administrator”), and is affiliated with the Adviser.

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

Investment Valuation

The Securities and Exchange Commission (the "SEC") has adopted Rule 2a-5 (the "Rule") under the 1940 Act. The Rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. On July 28, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Fund's Board of Trustees designated the Investment Adviser as the Fund's valuation designee (the "Valuation Designee") to perform certain fair value functions, including performing fair value determinations. As required by the Rule, the Valuation Designee will provide periodic fair valuation reporting and notifications on behalf of the Fund to the Board of Trustees to facilitate the Board of Trustees' oversight duties.

The Valuation Designee values investments at fair value in accordance with GAAP, based upon the principles and methods of valuation set forth in the Valuation Designee's policies and procedures adopted for the Fund by the Valuation Designee and approved by the Board of Trustees. Fair value is generally defined as the amount for which an investment would be sold in an orderly transaction between market participants at the measurement date.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

2. Summary of Significant Accounting Policies (Continued)

All investments are valued at least monthly based on quotations or other affirmative pricing from independent third-party sources, with the exception of investments priced directly by the Valuation Designee which in the aggregate comprise less than 5% of the capitalization of the Fund. Investments listed on a recognized exchange or market quotation system, whether U.S. or foreign, are valued using the closing price on the date of valuation.

Investments not listed on a recognized exchange or market quotation system, but for which reliable market quotations are readily available are valued using prices provided by a nationally recognized pricing service or by using quotations from broker-dealers.

Investments for which market quotations are either not readily available or are determined to be unreliable are priced at fair value using affirmative valuations performed by independent valuation services approved by the Valuation Designee or, for investments aggregating less than 5% of the total assets of the Fund, using valuations determined directly by the Valuation Designee. Such valuations are determined under documented valuation policies and procedures reviewed and approved by a committee established by the Valuation Designee (the "Valuation Committee").

Generally, to increase objectivity in valuing the investments, the Valuation Designee will utilize external measures of value, such as public markets or third-party transactions, whenever possible. The Valuation Designee’s valuation is not based on long-term work-out value, immediate liquidation value, nor incremental value for potential changes that may take place in the future. The values assigned to investments are based on available information and do not necessarily represent amounts that might ultimately be realized, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated. Such circumstances may include macroeconomic, geopolitical and other events and conditions such as the current COVID-19 pandemic, rising interest rates and risks related to inflation that may significantly impact the profitability or viability of businesses in which the Fund is invested, and therefore may significantly impact the return on and realizability of the Fund’s investments. The foregoing policies apply to all investments, including any in companies and groups of affiliated companies aggregating more than 5% of the Fund’s assets.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

2. Summary of Significant Accounting Policies (Continued)

At September 30, 2022, the Fund’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Total
1	Quoted prices in active markets for identical assets	$—	$—
2	Other direct and indirect observable market inputs(2)	113,120,345	113,120,345
3	Valuation sources that employ significant unobservable inputs	55,021,500	55,021,500
Total		$168,141,845	$168,141,845

______________________

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2022 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1) (Concluded Value)(2)
Bank Debt	$46,549,485	Income approach	Discount rate	10.4% - 11.1% (10.7%)
	8,472,015	Market quotations	Indicative bid/ask quotes	1 (1)
	$55,021,500

______________________

(1)
Representing the weighted average of each significant unobservable input range at the investment level by fair value.
(2)
Representing the weighted average of each significant unobservable input for concluded value at the investment level by fair value.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 during the three months ended September 30, 2022 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Total
Beginning balance	$11,711,506	$11,711,506
Net realized and unrealized gains (losses)	(305,806)	(305,806)
Acquisitions(1)	43,451,762	43,451,762
Dispositions	(78,562)	(78,562)
Transfers into Level 3(2)	1,056,084	1,056,084
Transfers out Level 3(3)	(813,484)	(813,484)
Ending balance	$55,021,500	$55,021,500

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(305,806)	$(305,806)

______________________

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of two investments that were transferred from Level 2 to Level 3 due to decreased observable market activity.
(3)
Comprised of one investment that was transferred from Level 3 to Level 2 due to increased observable market activity.

Changes in investments categorized as Level 3 during the period from March 18, 2022 (Inception) to September 30, 2022 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Total
Beginning balance	$—	$—
Net realized and unrealized gains (losses)	(498,208)	(498,208)
Acquisitions(1)	55,598,270	55,598,270
Dispositions	(78,562)	(78,562)
Ending balance	$55,021,500	$55,021,500

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(498,208)	$(498,208)

______________________

(1)
Includes payments received in kind and accretion of original issue and market discounts.

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At September 30, 2022, included in cash and cash equivalents was $9,086,972 (13.1% of net assets) held in the JP Morgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 2.56%.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

2. Summary of Significant Accounting Policies (Continued)

Restricted Investments

The Fund may invest without limitation in instruments that are subject to legal or contractual restrictions on resale. These instruments generally may be resold to institutional investors in transactions exempt from registration or to the public if the securities are registered. Disposal of these investments may involve time-consuming negotiations and additional expense, and prompt sale at an acceptable price may be difficult. Restricted investments, including any restricted investments in affiliates, are valued in accordance with the investment valuation policies discussed above. The Fund did not hold any restricted investments at September 30, 2022.

Foreign Currency Investments

The Fund may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at September 30, 2022 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Fund did not hold any investments denominated in foreign currency at September 30, 2022.

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

During each of the 36 months following the commencement of the Fund’s operations, the Fund will reimburse the Investment Adviser for any and all Expense Payments incurred by the Investment Adviser under the Expense Support Agreement to the extent that the Fund’s annual Operating Expenses (as defined below) do not exceed 1.25% of the value of the Fund’s net assets, calculated monthly based on month-end net assets. “Operating Expenses” for purposes of the Expense Support Agreement means all annual operating expenses of the Fund incurred in the ordinary course of business, excluding offering costs incurred by the Fund, interest expense and other financing costs, portfolio transaction and other investment-related costs, base management fee and incentive fee payable pursuant to the Advisory Agreement, shareholder servicing and/or distribution fees, taxes and any other extraordinary expenses not incurred in the ordinary course of business (including, without limitation, litigation expenses). From inception of the Fund through September 30, 2022, the Adviser had incurred $811,708 related to organizational and offering expenses. The Fund did not reimburse the Investment Adviser for any Expense Payments during the period from March 18, 2022 (Inception) to September 30, 2022 since the annual operating expenses exceeded 1.25% of the value of the Fund’s net assets

Deferred Debt Issuance Costs

Certain costs incurred in connection with the issuance of debt of the Fund were capitalized and are being amortized on a straight-line basis over the estimated life of the respective instruments. The impact of utilizing the straight-line amortization method versus the effective-interest method is not material to the operations of the Fund.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

2. Summary of Significant Accounting Policies (Continued)

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

Income Taxes

The Fund elected to be regulated as a BDC under the 1940 Act. The Fund also has elected to be treated as a RIC under the Code. So long as the Fund maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s investors and would not be reflected in the consolidated financial statements of the Fund.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

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

For the period from March 18, 2022 (Inception) to September 30, 2022, the Investment Adviser earned and waived $247,316 in management fees.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

3. Management Fees, Incentive Fees and Other Expenses (Continued)

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

For the period from March 18, 2022 (Inception) to September 30, 2022, the Investment Adviser earned and waived $0 in incentive fees.

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

At September 30, 2022, there was $105.0 million of debt outstanding under the Credit Facility, with a weighted-average interest rate, excluding fees of 4.24%. Outstanding debt is carried at amortized cost in the Consolidated Statement of Assets and Liabilities. As of September 30, 2022, the estimated fair value of the outstanding debt approximated their carrying value.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

4. Debt (Continued)

Total expenses related to debt included the following:

From March 18, 2022 (Inception)
to September 30, 2022
Interest expense	$629,304
Amortization of deferred debt issuance costs	61,527
Commitment fees	174,854
Total	$865,685

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

The Consolidated Schedule of Investments include certain revolving loan facilities and other commitments with unfunded balances at September 30, 2022 as follows:

		Unfunded Balances
Issuer	Maturity Date	September 30, 2022
Accordion Partners LLC	8/29/2029	$624,447
Accordion Partners LLC	8/29/2028	277,532
Alera Group, Inc.	8/31/2029	555,668
AmeriLife Holdings, LLC	8/29/2029	1,132,483
athenahealth Group Inc.	2/15/2029	146,377
Cherry Bekaert Advisory LLC	6/30/2028	1,297,038
Freedom Financial Network Funding, LLC	9/20/2027	891,790
Fusion Holding Corp. (Finalsite)	10/1/2027	371,133
Fusion Risk Management, Inc.	8/29/2028	313,806
GC Champion Acquisition LLC (Numerix)	8/19/2028	654,568
GTY Technology Holdings Inc.	7/7/2029	1,409,993
Opco Borrower, LLC (Giving Home Health Care)	8/19/2027	115,908
Pueblo Mechanical and Controls, LLC	8/23/2028	1,009,154
Pueblo Mechanical and Controls, LLC	8/23/2027	237,151
Service Logic Acquisition Inc.	10/29/2027	32,748
Streamland Media Midco LLC	7/28/2025	1,125,859
Vensure Employer Services, Inc.	3/26/2027	2,985,476
Total Unfunded Balances		$13,181,131

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

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

The Fund has entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator will perform (or oversee, or arrange for, the performance by third parties of) the administrative services necessary for the operation of the Fund, including but not limited to, determining and publishing the Fund's net asset value (“NAV”), overseeing the preparation and filing of the Fund's tax returns, and the printing and dissemination of reports to stockholders of the Fund, and generally overseeing the payment of the Fund's expenses and the performance of administrative and professional services rendered to the Fund by others. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities thereunder, including payments to the Administrator in an amount equal to the Fund’s allocable portion of overhead and other expenses incurred by the Administrator or its affiliate in performing its obligations and services under the Administration Agreement, such as rent, license fees and other costs associated with computer software utilized in providing such obligations and services and the Fund’s allocable portion of the cost of personnel attributable to performing such obligations and services, including, but not limited to, marketing, legal and other services performed by the Administrator for the Fund. The Administrator will also, on behalf of the Fund, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, stockholders and such other persons in any such other capacity deemed to be necessary or desirable. For the period from March 18, 2022 (Inception) to September 30, 2022, the Fund incurred $311,246 for such administrative service expenses.

7. Stockholders’ Equity and Dividends

The Fund is offering on a continuous basis up to $2,500,000,000 of the Fund’s common shares of beneficial interest (“Common Shares”). The Fund is offering to sell any combination of three classes of Common Shares, Class D shares, Class S shares and Institutional shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. In the initial offering of Common Shares, the per share purchase price for Common Shares in the primary offering was $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares will equal the Fund’s NAV per share, as of the effective date of the monthly share purchase date. The Fund’s offering is a “best efforts” offering, which means that BlackRock Investments, LLC, the distributor for the offering, will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in this offering.

The Fund has the authority to issue an unlimited number of Common Shares of any class and an unlimited number of shares of preferred shares, at a par value $0.001 per share. As of September 30, 2022, the Fund had 2,931,877 Institutional shares issued and outstanding.

Dividends and distributions to common stockholders are recorded on the ex-dividend date. Distributions are declared considering net investment income available for distribution to stockholders, at the discretion of our Board of Trustees.

The following table summarizes the Fund's dividends declared for the period from March 18, 2022 (Inception) to September 30, 2022.

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
September 29, 2022	September 29, 2022	October 27, 2022	Regular	$0.15	$439,782
				$0.15	$439,782

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

8. Share Repurchase Program

Beginning no later than the second quarter of 2023, and at the discretion of the Fund’s Board of Trustees, the Fund intends to commence a share repurchase program in which the Fund intends to repurchase, in each quarter, up to 5% of the Fund’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Fund does not intend to commence a share repurchase offer during any calendar quarter for which the Fund’s liquid assets are less than 25% of the Fund’s net assets plus available and undrawn leverage as of the date of the most recent publicly available NAV prior to the commencement of such calendar quarter. In addition, the Fund’s Board of Trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in the Fund’s best interest and the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2022

9. Financial Highlights

For the Period from March 18, 2022 (Inception) to September 30, 2022
Per Common Share
Per share NAV at beginning of period	$25.00
Investment operations: (1)
Net investment income	0.44
Net realized and unrealized gain (loss)	(1.55)
Total from investment operations	(1.11)

Dividends to common shareholders	(0.15)
Per share NAV at end of period	$23.74

Total return based on net asset value: (2)	(4.44)%

Shares outstanding at end of period	2,931,877
Ratios to average net asset value: (3)
Net investment income	3.63%
Expenses before incentive fee (4)	4.60%
Expenses and incentive fee (5)	4.60%

Ending net asset value	$69,596,241
Portfolio turnover rate	1.69%
Weighted-average debt outstanding	$27,487,310
Weighted-average interest rate on debt	4.24%
Weighted-average number of shares of common stock	1,649,973
Weighted-average debt per share	$9.38

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
(3)
Annualized for periods less than one year except for incentive fees and other certain non-recurring expenses, excluding the effect of management fee and incentive fee waivers by the Adviser which represented 0.71% of average net assets.
(4)
Includes interest and other debt costs.
(5)
Includes incentive fees and all Fund expenses including interest and other debt costs.

10. Subsequent Events

On October 3, 2022, the Fund accepted $30,300,000 of additional subscriptions, including $29,800,000 subscription from BlackRock Financial Management, Inc., to purchase $30,300,000 of additional institutional shares, par value $0.001 per share. On October 20, 2022, the number of shares being purchased was fixed when the purchase price of $23.74 per share was determined by the Fund. As a result, the Fund issued 1,276,327 shares and received $30,300,000 in proceeds.

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

The Fund has elected to be treated as a RIC for U.S. federal income tax purposes. As a RIC, the Fund will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as amended, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2022, approximately 96.1% of our total assets were invested in qualifying assets.

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

Valuation of portfolio investments

The Securities and Exchange Commission (the "SEC") has adopted Rule 2a-5 (the "Rule") under the 1940 Act. The Rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. On July 28, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Fund's Board of Trustees designated the Investment Adviser as the Fund's valuation designee (the "Valuation Designee") to perform certain fair value functions, including performing fair value determinations. As required by the Rule, the Valuation Designee will provide periodic fair valuation reporting and notifications on behalf of the Fund to the Board of Trustees to facilitate the Board of Trustees' oversight duties.

We value our portfolio investments at fair value based upon the principles and methods of valuation set forth in the Valuation Designee's policies and procedures adopted for the Fund by the Valuation Designee. Fair value is defined as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Market participants are buyers and sellers in the principal (or most advantageous) market for the asset that (i) are independent of us, (ii) are knowledgeable, having a reasonable understanding about the asset based on all available information (including information that might be obtained through due diligence efforts that are usual and customary), (iii) are able to transact for the asset, and (iv) are willing to transact for the asset or liability (that is, they are motivated but not forced or otherwise compelled to do so).

When market quotations are not readily available or are believed by the Valuation Designee to be inaccurate or unreliable, the Fund’s investments are valued at fair value (“Fair Value Assets”). Fair Value Assets are valued by the Valuation Designee in accordance with documented valuation policies and procedures reviewed and approved by a committee established by the Valuation Designee (the "Valuation Committee"). The Valuation Designee may conclude that a market quotation is not readily available, inaccurate or unreliable if a security or other asset or liability does not have a price source due to its complete lack of trading, if the Valuation Designee believes a market quotation from a broker-dealer or other source is unreliable (e.g., where it varies significantly from a recent trade, or no longer reflects the fair value of the security or other asset or liability subsequent to the most recent market quotation), where the security or other asset or liability is only thinly traded or due to the occurrence of a significant event subsequent to the most recent market quotation.

For this purpose, a “significant event subsequent to the most recent market quotation” is deemed to occur if the Valuation Designee determines, in its business judgment prior to or at the time of pricing the Fund’s assets or liabilities, that it is likely that the event will cause a material change to the last exchange closing price or closing market price of one or more assets or liabilities held by the Fund. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where markets quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread. On any date the NYSE is open and the primary exchange on which a foreign asset or liability is traded is closed, such asset or liability will be valued using the prior day’s price, provided that the Valuation Designee is not aware of any significant event or other information that would cause such price to no longer reflect the fair value of the asset or liability, in which case such asset or liability would be treated as a Fair Value Asset. For certain foreign securities, a third-party vendor supplies evaluated, systematic fair value pricing based upon the movement of a proprietary multi-factor model after the relevant foreign markets have closed. This systematic fair value pricing methodology is designed to correlate the prices of foreign securities following the close of the local markets to the price that might have prevailed as of the Fund’s pricing time.

A substantial portion of the Fund’s assets are expected to consist of securities of private companies for which there are no readily available market quotations. The information available in the marketplace for such companies, their securities and the status of their businesses and financial conditions is often extremely limited, outdated and difficult to confirm. Such securities are valued by the Fund monthly at fair value as determined pursuant to the principles and methods of valuation set forth in the Valuation Designee's policies and procedures adopted for the Fund by the Valuation Designee and approved by the Board of Trustees. In determining fair value each month, the Valuation Designee is required to consider all appropriate factors relevant to value and all indicators of value available to the Fund. The determination of fair value necessarily involves judgment in evaluating this information in order to determine the price that the Fund might reasonably expect to receive for the security upon its current sale. The most relevant information may often be that information which is provided by the issuer of the securities. Given the nature, timeliness, amount and reliability of information provided by the issuer, fair valuations may become more difficult and uncertain as such information is unavailable or becomes outdated. Because the Fund will value all of its assets monthly, the Fund is subject to greater risk that the information available to determine fair value on any given day is uncertain, incomplete and potentially unreliable and, as a result, that the prices assigned to fair valued securities may not in fact represent approximately the price that the Fund could receive upon their current sale.

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

With respect to the Fund’s investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value, the Valuation Designee has approved a valuation process that takes into account a variety of inputs.

When determining the price for a Fair Value Asset, the Valuation Committee shall seek to determine the price that the Fund might reasonably expect to receive from the current sale of that asset or liability in an arm’s-length transaction. The price generally may not be determined based on what the Fund might reasonably expect to receive for selling an asset or liability at a later time or if it holds the asset or liability to maturity. Fair value determinations shall be based upon all available factors that the Valuation Committee deems relevant at the time of the determination, and may be based on analytical values determined by the Valuation Designee using proprietary or third party valuation models.

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

The three-level hierarchy for fair value measurement is defined as follows:

Level 1: Quoted prices in active markets for identical assets

Level 2: Other direct and indirect observable market inputs (for example, quoted prices in inactive markets or quotes for comparable investments)

Level 3: Independent third-party valuation sources that employ significant unobservable inputs

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Valuation Designee's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the investment.

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

Portfolio and investment activity

During the three months ended September 30, 2022, we invested approximately $65.9 million, comprised of new investments in 22 new portfolio companies, as well as draws made on existing commitments and payment in kind ("PIK") received on prior investments. Of these investments, $65.9 million, or 100.0% of total acquisitions were in senior secured loans. Additionally, we received approximately $2.5 million in proceeds from sales or repayments during the three months ended September 30, 2022.

During the period from March 18, 2022 (Inception) to September 30, 2022, we invested approximately $173.7 million, comprised of new investments in 114 new portfolio companies. Of these investments, $173.7 million, or 100.0% of total acquisitions were in senior secured loans. Additionally, we received approximately $2.5 million in proceeds from sales or repayments during the period March 18, 2022 (Inception) to September 30, 2022.

At September 30, 2022, our investment portfolio of $168.1 million (at fair value) consisted of 112 portfolio companies and was invested 100.0% in senior secured loans. Our average portfolio company investment at fair value was approximately $1.5 million. Our largest portfolio company investment by fair value was approximately 2.9% of our portfolio and our five largest portfolio company investments by fair value comprised approximately 12.6% of our portfolio at September 30, 2022.

The industry composition of our portfolio at fair value at September 30, 2022 was as follows:

Industry	September 30, 2022
Software	16.2%
Health Care Providers & Services	9.4
Diversified Financial Services	7.0
Professional Services	7.0
Insurance	5.5
Internet Software & Services	5.3
Commercial Services & Supplies	4.3
Diversified Consumer Services	4.2
IT Services	4.1
Health Care Technology	3.3
Specialty Retail	3.2
Media	3.2
Paper & Forest Products	2.8
Construction & Engineering	2.8
Auto Components	2.1
Machinery	2.0
Entertainment	1.8
Hotels, Restaurants & Leisure	1.7
Consumer Finance	1.5
Transportation Infrastructure	1.5
Life Sciences Tools & Services	1.4
Chemicals	1.3
Construction Materials	1.2
Other	7.2
Totals	100.0%

The weighted average effective yield of our debt and total portfolio was 8.7% at September 30, 2022. At September 30, 2022, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR or SOFR, and none of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 83.5% at September 30, 2022. No debt investments in the portfolio company were on non-accrual status as of September 30, 2022.

Results of operations

Investment income

Investment income totaled $2,632,964 for the three months ended September 30, 2022, all of which was attributable to interest and fees on our debt investments.

Investment income totaled $2,835,898 for the period from March 18, 2022 (Inception) to September 30, 2022, all of which was attributable to interest and fees on our debt investments.

Expenses

Total operating expenses for the three months ended September 30, 2022 were $1,400,974, comprised of $851,725 in interest and other debt expenses, $258,642 in administrative expenses, $134,810 in professional fees, $76,875 in director fees, $29,339 in custody fees, $7,641 in insurance expenses, and $41,942 in other operating expenses, respectively.

Total operating expenses for the period from March 18, 2022 (Inception) to September 30, 2022 were $1,577,951, comprised of $865,685 in interest and other debt expenses, $311,246 in administrative expenses, $185,524 in professional fees, $102,000 in director fees, $37,808 in custody fees, $22,189 in insurance expenses, and $53,499 in other operating expenses, respectively.

Net investment income (loss)

Net investment income was $1,231,990 for the three months ended September 30, 2022 and $1,257,947 for the period from March 18, 2022 (Inception) to September 30, 2022.

Net realized and unrealized gain or loss

For the three months ended September 30, 2022, the change in net unrealized appreciation (depreciation) was $(168,778). The change in net unrealized appreciation (depreciation) for the three months ended September 30, 2022 was primarily driven by unrealized depreciation across the portfolio due to wider yield spreads during the period.

For the period from March 18, 2022 (Inception) to September 30, 2022, the change in net unrealized appreciation (depreciation) was $(3,221,924). The change in net unrealized appreciation (depreciation) for the three months ended September 30, 2022 was primarily driven by unrealized depreciation across the portfolio due to wider yield spreads during the period.

Incentive compensation

The income component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less aggregate income incentive compensation previously paid in with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 5.0% total return hurdle on daily weighted average unreturned capital contributions (the “Hurdle Rate”). The capital gains component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate realized capital gains (computed net of realized losses and net unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid or distributed in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The capital gains component will be paid in full prior to payment of the income component. In any case, incentive compensation (including both the income and capital gains components) will only be paid to the extent the trailing twelve quarter (or if shorter, the number of calendar quarters that have occurred since commencement of the fund) total return of the Fund after incentive compensation and including such payment would equal or exceed a 5% annual total return on daily weighted average unreturned contributed capital contributions for such period. For the period from March 18, 2022 (Inception) to September 30, 2022, there were no incentive fees paid or accrued as the Investment Adviser has contractually agreed to waive any incentive fees for the first 12 months following the date of the commencement of the Fund’s operations.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax was incurred in the period from March 18, 2022 (Inception) to September 30, 2022.

Net increase (decrease) in net assets resulting from operations

The net increase in net assets applicable to common stockholders resulting from operations was $1,063,212 for the three months ended September 30, 2022.

The net decrease in net assets applicable to common stockholders resulting from operations was $(1,963,977) for the period from March 18, 2022 (Inception) to September 30, 2022.

Liquidity and capital resources

Our liquidity and capital resources are expected to be generated primarily through the private placement of shares of the Fund's common shares, borrowings under the Credit Facility, and cash flows from operations, including investments sales and repayments and income earned from investments and cash equivalents. The primary uses of cash have been investments in portfolio companies and other general corporate purposes.

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

On June 3, 2022, Blackrock Private Credit Fund Leverage I, LLC (the “Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Fund, established a $200 million combined revolving credit and term loan facility with PNC Bank, National Association as facility agent (the “Credit Facility”). The Credit Facility matures on June 3, 2032 and generally bears interest at three-month Term SOFR, plus (a) 1.55% if the aggregate balance of Middle Market Loans is less than or equal to 25%, (b) 1.65% if the aggregate balance of Middle Market Loans is above 25% and less than or equal to 50%, (c) 1.80% if the aggregate balance of Middle Market Loans is above 50% and less than or equal to 75%, or (d) 1.90% if the aggregate balance of Middle Market Loans is above 75%. The Credit Facility also accrues commitment fees on any undrawn amounts at an annual rate of 0.50%, or 0.35% for the period from the closing date of the Credit Facility to the three-month anniversary of the closing date. The Credit Facility is secured by all of the assets held by the Borrower. Under the Credit Facility, the Borrower has made certain customary representations and warranties, and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature. Borrowings under the Credit Facility are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act. As of September 30, 2022, there was $105.0 million drawn on the Credit Facility.

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

Net cash used in operating activities during the period from March 18, 2022 (Inception) to September 30, 2022 was $162.9 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $165.1 million, and net investment income (net of non-cash income and expenses) of approximately $2.2 million.

Net cash provided by financing activities was $175.1 million during the period from March 18, 2022 (Inception) to September 30, 2022, consisting primarily of $72.0 million in proceeds from share issuances and $105.0 million draw on the Credit Facility, offset by $1.9 million in payments of debt issuance costs.

At September 30, 2022, we had $12.2 million in cash and cash equivalents.

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

We declared $439,782 of dividends for the period from March 18, 2022 (Inception) to September 30, 2022.

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

Recent Developments

On October 3, 2022, the Fund accepted $30,300,000 of additional subscriptions, including $29,800,000 subscription from BlackRock Financial Management, Inc., to purchase $30,300,000 of additional institutional shares, par value $0.001 per share. On October 20, 2022, the number of shares being purchased was fixed when the purchase price of $23.74 per share was determined by the Fund. As a result, the Fund issued 1,276,327 shares and received $30,300,000 in proceeds.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2022, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2022, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 83.5%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Statement of Assets and Liabilities as of September 30, 2022, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$2,139,944	$0.73
Up 200 basis points	1,426,629	0.49
Up 100 basis points	713,315	0.24
Down 100 basis points	(713,315)	(0.24)
Down 200 basis points	(1,426,629)	(0.49)
Down 300 basis points	(1,280,578)	(0.44)

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

Part II – Other Information

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of September 30, 2022, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors

For more information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed and under the heading “Risk Factors” in our prospectus, as filed with the SEC on October 21, 2022, as may be amended and supplemented from time to time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Trust of the Registrant(1)
3.2	Amended and Restated Agreement and Declaration of Trust of the Registrant(2)
3.3	Second Amended and Restated Agreement and Declaration of Trust of the Registrant(1)
3.4	Third Amended and Restated Agreement and Declaration of Trust of the Registrant(4)
3.5	Fourth Amended and Restated Agreement and Declaration of Trust of the Registrant(5)
3.6	By-Laws of the Registrant(1)
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
(4)
Previously filed as an exhibit to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-262035) filed on August 30, 2022 and incorporated herein by reference.
(5)
Previously filed with the Registrant’s Form 8-K dated as of November 2, 2022 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock Private Credit Fund

Date: November 7, 2022	By:	/s/ Rajneesh Vig
	Name:	Rajneesh Vig
	Title:	Chief Executive Officer

Date: November 7, 2022	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer