Form 10-K
period 2022-12-31
BlackRock Private Credit Fund
filed 2023-03-02
CIK 1902649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period from March 18, 2022 (Inception) to December 31, 2022

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-01485

BLACKROCK PRIVATE CREDIT FUND

(Exact Name of Registrant as Specified in Charter)

Delaware	87-4655020
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

50 Hudson Yards
New York, New York	10001
(Address of Principal Executive Offices)	(Zip Code)

(212) 810-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	Not applicable	Not applicable
(Title of each class)	(Trading Symbol(s) )	(Name of each exchange where registered)

Securities registered pursuant to Section 12(g) of the Act:

Class S Shares, par value $0.001 per share

Class D Shares, par value $0.001 per share

Institutional Class Shares, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of December 31, 2022, there was no established public market for the Registrant's shares of common stock.

The number of shares of Registrant’s common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding as of March 2, 2023 was 5,625,253, 0 and 0 of Institutional Class, Class S and Class D Common Shares, respectively.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2023 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

Part I

In this annual report in Form 10-K, except as otherwise indicated, the terms:

“Fund,” "we," "us" and "our" refer to BlackRock Private Credit Fund., a Delaware statutory trust;

The “Investment Adviser” refers to BlackRock Capital Investment Advisors, LLC, a Delaware limited liability company and the investment manager;

The “Sub-Adviser” refers to BlackRock Advisors, LLC, a Delaware limited liability company and the sub-adviser (and, together with the Investment Adviser, the “Advisers”)

“Administrator” refers to BlackRock Financial Management, Inc, a Delaware corporation, an affiliate of the Investment Adviser and administrator of the Fund.

Summary of Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A of this Annual Report on Form 10-K and the other reports and documents filed by us with the Securities and Exchange Commission (“SEC”).

•
We have limited prior operating history and there is no assurance that we will achieve our investment objective.
•
Shareholders are dependent on the judgment and abilities of the Advisers.
•
The level of analytical sophistication, both financial and legal, necessary for successful investment in the Fund’s investments is unusually high.
•
Our common shares will not be insured or guaranteed by any person or entity, and shareholders could experience a total loss of their investment.
•
An investment in our shares will have limited liquidity.
•
Because our investments are generally not in publicly traded securities, there will be uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.
•
As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.
•
A BlackRock credit event could adversely affect our business.
•
Shareholders will not have any direct interest in our investments.
•
We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the “JOBS Act”, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares less attractive to investors.
•
Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.
•
We may from time to time enter into credit default swaps or other derivative transactions which expose us to certain risks, including credit risk, market risk, liquidity risk and other risks similar to those associated with the use of leverage.
•
We may form one or more CLOs, which may subject us to certain structured financing risks.
•
Debt obligations are subject to credit and interest rate risks which may adversely affect the performance of our investments.
•
Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.
•
Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impact our business, financial condition and earnings.
•
Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.
•
We may be impacted by general European economic conditions.
•
Economic recessions or downturns could impart our portfolio companies and harm our operating results.
•
The United Kingdom’s exit from the European Union may create significant risks and uncertainty for global markets and the Fund’s investments.

•
MiFID II obligations could have an adverse effect on the ability of the Advisers and its MiFID-authorized EEA affiliates to obtain and research in connection with the provision of an investment service.
•
Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital, which would harm our ability to achieve our investment objectives.
•
We are exposed to heightened credit and liquidity risks in the current environment.
•
Investments in covenant-lite loans may expose us to different and increased risks.
•
Our investments in non-U.S. companies may expose us to additional risks.
•
The effect of global climate change may impact the operations of our portfolio companies.
•
The lack of liquidity in certain of our investments may adversely affect our business.
•
As required by the Investment Company Act of 1940 (the “1940 Act”) , a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•
Our ability to achieve our investment objective depends on the ability of the Advisers to manage and support our investment process. If the Advisers or BlackRock were to lose any members of their respective senior management teams, our ability to achieve our investment objective could be significantly harmed.
•
We are not managed by BlackRock, but rather by one of its subsidiaries and may not replicate the success of that entity or BlackRock.
•
Our business model depends upon the development and maintenance of strong referral relationships with other asset managers and investment banking firms.
•
Changes in interest rates and currency exchange rates may affect our cost of capital and net investment income.
•
We may invest in credit derivatives that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.
•
Posting collateral exposes us to additional risks of our counterparties.
•
Borrowings expose us to additional risks and could adversely affect our business, financial condition and results of operations.
•
We generally will not control our portfolio companies.
•
Board or committee participation may limit our ability to sell investments.
•
The Fund may become involved in third-party litigation.
•
We could be subject to lender liability and equitable subordination.
•
Inaccurate projections could adversely affect the performance of our investments.
•
We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.
•
Our failure to make follow-in investments in our portfolio companies could impair the value of our portfolio.
•
The Advisers will exercise discretion in selecting brokers and dealers to execute transactions on our behalf.
•
We may incur losses as a result of errors.
•
We may be subject to the risks of the credit or liquidity problems of our contractual counterparties.
•
The Fund is subject to systemic risk.
•
There can be no assurance that any risk control framework will achieve its objective.
•
We will be obligated to pay certain fees and expenses regardless of our performance and results of operations.
•
The Fund is subject to laws that restrict it from dealing with entities, individuals, organizations and/or investments which are subject to applicable sanctions regimes.
•
Legislative and regulatory changes may adversely affect our costs of compliance or the value of our investments.
•
We may not be able to obtain all required state licenses.
•
The outbreak of epidemics/pandemics could adversely affect the performance of our investments.
•
General economic conditions could adversely affect the performance of our investments.

•
Uncertainty regarding the Euro and the Eurozone could adversely affect the value of our investments.
•
Governmental intervention in the financial markets may increase volatility.
•
We may face a breach of our cyber security, which could result in adverse consequences to our operations and exposure of confidential information.
•
We are dependent on information systems and systems failure could significantly disrupt our business, which may, in turn, negatively affect our ability to pay dividends.
•
Changes relating to the London Inter-Bank Offered Rate (“LIBOR”) calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.

Certain Tax Risks

•
Legislative or regulatory tax changes could adversely affect investors.
•
We will be subject to corporate-level income tax if we are unable to qualify as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) or to satisfy RIC distribution requirements.
•
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

Risks Related to the Fund’s Regulation and Operation as a Business Development Company (“BDC”)

•
Our Board of Trustees may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.
•
The Advisers’ potential liability under the advisory agreement and sub-advisory agreement is limited.
•
The Advisers and their affiliates, including our officers and some of our Trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders. In addition, we may be obligated to pay the Investment Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.
•
The resignation of the Advisers could adversely affect our business, financial condition and results of operations.
•
The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.
•
Failure to maintain our status as a BDC could have an adverse effect on our business.
•
Our ability to enter into transactions with our affiliates is restricted.
•
Our Advisers and their affiliates and employees may have certain conflicts of interest.
•
Changes in laws may negatively impact our business, results of operations or financial condition.
•
Our compensation arrangements with our Advisers may create certain conflicts of interest.
•
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer.
•
When we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.
•
We may default under our credit facilities.
•
We are uncertain of our sources for funding future distributions.
•
Although we expect to adopt a share repurchase program, we have discretion to not repurchase your shares, to suspend the program, and to cease repurchases.
•
The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.
•
If we are unable to raise substantial funds, then we will be more limited in the number and type of investments we may make, our expenses may be higher relative to our total assets, and the value of your investment in us may be reduced in the event our assets under-perform.
•
We may have difficulty sourcing investment opportunities.

•
Special considerations for certain benefit plan investors.
•
Shareholders may experience dilution.
•
The net asset value of our common shares may fluctuate significantly.
•
Our shares may be held by a diverse shareholder group.
•
Our shares may be purchased by the Advisers or their affiliates.

Item 1. Business

BlackRock Private Credit Fund

BlackRock Private Credit Fund (“BDEBT” or the “Fund”) is a Delaware statutory trust formed on December 23, 2021. The Fund is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act. The Fund is externally managed by BlackRock Capital Investment Advisors, LLC (the “Investment Adviser”). BlackRock Advisors, LLC (the “Sub-Adviser” and, together with the Investment Adviser, the “Advisers”) serves as the Fund’s sub-adviser. The Advisers are subsidiaries of BlackRock, Inc. (together with its subsidiaries, including but not limited to the Advisers, “BlackRock”). BlackRock Financial Management, Inc. serves as the administrator of the Fund (the “Administrator”), and is affiliated with the Advisers.

The Fund has elected to be treated for federal income tax purposes, and intends to qualify annually thereafter, as a RIC as defined under Subchapter M of the Code. As a RIC, the Fund will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

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

The Fund commenced operations on March 18, 2022.

Investment Strategy

The Investment Adviser has a deep and experienced investment team, organized across 19 industry-focused verticals, that is among the most tenured in the direct lending market, having invested in the strategy across multiple market cycles for more than 20 years. This depth of experience enables the team to not only identify unique and less competitive investments, but also to structure customized downside protection and better target outsized risk-adjusted returns.

The Fund expects to benefit from BlackRock’s broad and established sourcing network to seek attractive investment opportunities across all market environments. BlackRock is one of the largest corporate lenders in the world and a long-tenured participant in the private debt markets. As such, it has diversified sourcing channels and maintains an active dialogue with industry and sector contacts, banks, brokers, sponsors, secondary desks, client relationships, other credit-focused investment managers and its well-established network of industry experts and executive-level operating professionals – all of which help to produce attractive deal flow.

The Investment Adviser believes its deep industry and credit experience distinguishes its reputation, allowing BlackRock to uncover opportunities that less-experienced managers are either not qualified to analyze, or are under-resourced to properly evaluate. BlackRock will continue its longstanding practice of seeking to alter the risk/reward balance in favor of its clients by using a hands-on approach to seek to create superior risk-adjusted returns while protecting value in challenging situations when required.

The Fund expects to benefit from BlackRock’s successful strategy of investing in privately-originated, performing senior secured debt primarily in North America-based companies. The Fund expects to hold positions in first lien, second lien and unitranche debt, with a preference for floating-rate debt, which the Investment Adviser believes provides flexibility to adapt to changing market conditions.

Our investment strategy focuses primarily on originating and making loans to U.S. middle market companies, although, we may make investments in portfolio companies that are domiciled outside of the United States, subject to regulatory limitations and other investment restrictions discussed in this report. We invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. We define “middle market companies” to generally mean companies with enterprise values between $100 million and $2.5 billion. We may on occasion invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets. The Investment

Adviser will generally target for the Fund what it views as healthy businesses that are seeking capital for various objectives, including but not limited to, growth, acquisitions, refinancings/recapitalizations, expansion stage venture lending and LBO activity. BlackRock actively seeks to uncover what it believes are overlooked, asset-rich opportunities with a degree of complexity “outside-of the-box” for traditional senior debt providers.

Consistent with our goal of capital preservation, we generally intend to invest in companies with loan-to-value ratios of 50% or lower. Our target credit investments will typically have maturities between three and ten years. We expect that investments typically will have position sizes that range between 1% and 3% of our portfolio, although investment sizes will vary with the size of our capital base. To a lesser extent, we may make investments in syndicated loan opportunities for cash management purposes, which includes but is not limited to maintaining liquidity for more liquid investments to manage our share repurchase program.

Most of our investments are in private U.S. companies, but (subject to compliance with BDCs’ requirement to invest at least 70% of its assets in private U.S. companies) we also expect to invest to some extent in European and other non-U.S. companies, but we do not expect to invest in emerging markets. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other BlackRock funds. From time to time, we may co-invest with other BlackRock funds. See “Item 1. Business—Regulation—Exemptive Order.”

The Fund will pursue primary loan originations as its core strategy with capacity for secondary market accumulations when appropriate. A long-established history of investing in both of these segments affords BlackRock the flexibility to pursue what it views as superior risk-adjusted returns in a variety of market conditions.

The Fund expects that a significant portion of the debt investments in the Fund’s portfolio will bear interest based on floating rates, such as the Federal Funds Rate, SOFR, the Prime Rate, EURIBOR or LIBOR. See “Item 1A. Risk Factors— Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.”

To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of the Investment Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act; which currently allows us to borrow up to a 2:1 debt to equity ratio. We intend to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Fund. See “Item 1A. Risk Factors—When we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.”

We expect to pay regular monthly distributions. Any distributions we make will be at the discretion of our Board of Trustees, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Attractive Opportunities in Senior Secured Loans

BlackRock believes that an attractive investment environment exists for middle market and privately-originated illiquid loans using the investment strategy and approach that BlackRock has successfully employed for over 20 years. Over that time, due to fundamental changes in the U.S. banking system and corporate debt market, lending to middle market companies in the U.S. has radically transformed.

Since BlackRock’s first direct lending investment was made in June 2000, the role of banks in middle-market lending has materially reduced. In order to comply with regulations, such as Basel III, the Dodd-Frank Act and certain provisions therein known as the “Volcker Rule,” banks have reduced their balance sheets to de-risk their business activities. Banks simply cannot lend on the scale they once did to absorb the supply of middle market loans because it has become economically challenging for banks to hold middle market loans. BlackRock recognizes that stricter regulations and enforcement of leveraged lending guidelines has further reduced bank lending activities in the middle market versus earlier periods, and in particular, the period prior to the global financial crisis.

Simultaneously, middle market financing needs are high. BlackRock believes that institutional private capital will be needed to address a large volume of financing requirements over the next several years driven by refinancing needs as well as deployment of private equity cash reserves (often referred to as “dry powder”).

BlackRock believes that the growth of small-to-medium sized businesses will be key to growth for all developed economies, and in particular, the United States. Middle market companies represent approximately one-third of U.S. private sector GDP and employ nearly 48 million people, providing approximately one-third of all U.S. jobs, according to the National Center for the Middle Market. BlackRock anticipates that direct lending providers to the middle market will enable these businesses to access capital that is increasingly difficult for them to obtain from traditional bank sources yet is important for continued economic growth. In particular, BlackRock believes the direct lending strategy has developed into a core asset class that serves the needs of this segment of the U.S. economy. BlackRock has established itself as a leader in this segment over almost two decades with a reputation for reliability and creativity in structuring financing solutions.

Potential Competitive Strengths

BlackRock believes that the following characteristics distinguish it from other firms and will allow the Fund to maximize the risk/reward ratio of a given investment opportunity.

Strategy

BlackRock has successfully applied its direct lending strategy throughout its history to generate attractive investment opportunities in all phases of a market cycle. Since 1999, BlackRock has deployed more than $28.5 billion across more than 615 companies in its direct lending strategy. BlackRock believes that the following elements of its direct lending strategy are designed to enable the Fund to generate above-market yields:

I. Identifying value where others do not, in complex or overlooked deals through unique, multi-channel sourcing.

II. Large, reputable and deeply experienced team that has the ability to respond to various market conditions quickly and effectively.

III. Dual direct lending and stressed/distressed (special situations) experience to structure better pricing and downside protection and be prepared for unexpected events.

Focus on the Middle-Market

Since BlackRock’s first direct lending loan in its first institutional fund was made in 2000, its direct lending strategy has focused primarily on North American middle-market companies with target enterprise values from $100 million to $2.5 billion.

Direct Lending Investment Network and Superior Deal Sourcing Capability

BlackRock’s primary deal flow is derived from its proprietary network established over a 20+ year history of providing direct lending capital to middle-market U.S. companies and its intensive industry research and relationship-based approach. BlackRock’s investment professionals maintain established relationships among industry-focused bankers, restructuring professionals, bankruptcy and other attorneys, senior lenders, liquidators, high yield specialists, research analysts and major accounting firms. BlackRock’s long history in direct investing provides what it believes is a broader and deeper network of contacts among fellow corporate board members, former colleagues from a range of high-quality firms, other financial and operating professionals, insurance companies, credit funds, private equity funds, hedge funds and other similar alternative investment funds, which assists in sourcing and negotiating transaction opportunities. Given both its extremely long tenure in the market as well as its position within the world’s largest asset manager, BlackRock is often a first call for middle-market direct lending opportunities, and in particular, those that require a level of specialized knowledge or skill to underwrite and execute. BlackRock’s Capital Markets team helps to harness the power of the global franchise in an effort to ensure that BlackRock sees the broadest range of deal opportunities across its investment business. Furthermore, BlackRock’s relationships with prior portfolio companies help facilitate positive word-of-mouth recommendations to others seeking BlackRock’s expertise and capital.

Access to Operating Talent

The Investment Adviser augments its aforementioned in-house talent with multi-year relationships with former senior executives with strong records of success in major companies across industries in which BlackRock invests. These executive relationships may be used for assistance with due diligence, board seats, sourcing, and in some cases, to fill certain portfolio company operating roles.

Integrity

BlackRock conducts business with the highest standards for integrity. Those standards are apparent in its transparency and openness with its clients, its conservative accounting and management principles, and its relationships with counterparties, rival and allied creditors, portfolio company management teams and external advisors. BlackRock recognizes the value its business integrity provides in attracting clients, employees and operating talent, sourcing and evaluating transactions, and in reorganization negotiations.

A Leader in Alternative Credit Investing

For 35+ years, including through legacy entities, BlackRock has been creating and managing alternatives portfolios. BlackRock has continually grown investment capabilities in response to, and in anticipation of, client needs. This strategic commitment is reflected in the considerable human and technological resources it has developed in order to ensure the long-term success of its alternatives platform. BlackRock has also hired respected industry professionals to complement its homegrown talent. Today, BlackRock has over 840+ professionals dedicated solely to alternatives across 25+ global investment centers. BlackRock’s strong governance and scale enable its investment teams to focus solely on investing and benefit from accessing more deals, research, and insight than they would as independent businesses. BlackRock’s scale helps it deliver sourcing, performance, and solutions that aim to help clients achieve objectives. The Investment Adviser’s leadership team comprises senior professionals from BlackRock.

Investment Process

BlackRock’s investment process is designed for superior execution based upon its strategic advantages: a deep bench of experienced credit professionals across both liquid and illiquid credit strategies, a strong brand name in middle-market direct lending and unique in-house skills in each stage of its investment process.

The investment process is structured around a group of senior industry-focused investment professionals organized into teams that typically follow an investment from origination through realization and supplemented by incremental origination resources designed to make certain the Firm is accessing all key sourcing channels. BlackRock believes that this consistent involvement of industry focused professionals with intimate knowledge of a company and its unique industry dynamics leads to better investment outcomes. The Investment Adviser’s investment professionals, particularly at the senior levels, also possess a broad range of transactional experience across both its direct lending and opportunistic credit strategies. The Investment Adviser believes that this multi-strategy experience benefits direct lending in two key areas: (1) it informs its underwriting, and (2) it improves the Investment Adviser’s ability to source investment opportunities. The complementary experience in stressed/distressed (special situations) credit informs the Investment Adviser’s underwriting for direct lending portfolios, as substantial experience with companies across each industry vertical in challenging circumstances assists the team in better understanding relevant areas of diligence and critical documentation provisions that have been previously stress-tested with other comparable companies in each industry sector.

The ability to provide a capital solution to a wide range of middle market deal sources over more than 20 years and across the industries the Firm follows, both in good times and bad, also makes the BlackRock investment professionals consistently relevant to those deal sources as a valuable capital provider. When industry sectors are performing, BlackRock professionals are providing more direct lending capital, but when an industry experiences a downturn, BlackRock professionals remain relevant as an opportunistic credit capital provider. BlackRock believes that this active participation across its industry teams to all phases of an industry cycle encourages knowledge-sharing, active debate, critical examination of unique opportunities, more robust origination and establishes a deeper set of relationships with key deal sources that need a reliable partner.

BlackRock evaluates investment opportunities by following a rigorous and disciplined investment process that combines the characteristics highlighted below.

Deal Sourcing

BlackRock’s deal flow comes from its proprietary network and research, earned over an exceptionally long and successful market tenure. The majority of investments in the Fund are expected to be generated from primary market sources and will also include opportunistic secondary purchases. The Investment Adviser’s investment professionals have long-term relationships with a wide range of deal sources including industry-focused bankers, restructuring professionals, bankruptcy attorneys, senior lenders, high yield bond specialists, trading desks (both regional and money center), research analysts, liquidators, accounting firms, fund management teams, board members of former portfolio companies, former colleagues at other high-quality investment firms and other operating professionals to facilitate deal flow. The Investment Adviser also expects to leverage the significant BlackRock organizational resources at its disposal by communicating with members of BlackRock’s global credit platform, including investment-grade credit analysts, sub-investment grade credit analysts, real estate (both equity and debt) and private equity teams and with professionals in risk and quantitative analysis. Furthermore, the Investment Adviser is supported by the BlackRock Capital Markets group, a dedicated capital markets team responsible for sourcing private and illiquid investment opportunities across the BlackRock Alternatives platform. The BlackRock Capital Markets group provides global, comprehensive sourcing coverage by geography, asset class and transaction type and further supplements the Investment Adviser’s deal sourcing by maintaining close relationships across multiple sourcing channels.

Given both its tenure in the direct lending market as well as its scope as one of the largest investment managers in the world, BlackRock is often the first call for new deal opportunities in its core middle-market segment. In addition, BlackRock has relationships with numerous other credit investors, including insurance companies, credit funds, multi-strategy private equity funds, hedge funds and other comparable alternative funds that invest in assets similar to those targeted by the Fund.

In addition to drawing upon experience from its considerable resources, BlackRock regularly calls on both active and recently retired senior-level executives from relevant industries to assist with due diligence for potential investments. Historically, these relationships with retired senior executives have also been a valuable source of transactions and critical information. BlackRock’s relationships with its portfolio companies across the entirety of its credit franchise also facilitate positive word-of-mouth recommendations to other companies seeking BlackRock’s expertise and capital. The Firm’s relationship network provides it with the ability to access investment opportunities that competitors may miss or, in competitive circumstances, allows it to engage at an earlier stage in the process.

Due Diligence

The foundation of BlackRock’s investment process is intensive investment research and analysis by the Firm’s experienced investment professionals. A majority of the Investment Adviser’s leadership team has worked together for more than 12 years at BlackRock including their predecessor firm TCP; collectively, they possess a level of direct lending investing experience that is difficult to replicate. In addition to the abundant internal relationships and resources available through BlackRock’s global platform, its in-house knowledge is supplemented with industry experts with direct senior-level management experience in the sectors it targets. The process of rigorously and comprehensively analyzing issuers of securities or loans includes a quantitative and qualitative assessment of the company’s business, an evaluation of its management, business strategy, industry trends, and an in-depth examination of the company’s capital structure, financial results and projections. BlackRock’s due diligence process includes:

•
An analysis of the fundamental asset values and enterprise value;
•
Review of key assets, core competencies, competitive advantages, historical and projected financial statements, capital structure, financial flexibility, debt amortization requirements, environmental, social and governance considerations, and tax, legal and regulatory contingencies;
•
An assessment of the outlook for the industry and general macroeconomic trends;
•
Discussions with management, as well as other industry executives, including an assessment of management/board strengths and weaknesses;
•
Review of the issuer’s credit or other related documents, including those governing the issuer such as charter, by-laws and key contracts; and
•
Analysis of portfolio risks from a top-down and bottom-up perspective.

Investment Committee and Decision-Making

BlackRock’s transaction evaluation is organized around a centralized investment committee that provides for a consistent, repeatable decision-making process. BlackRock’s investment committee for the Fund’s portfolio (the “Investment Committee”) includes all investment professionals of the Investment Adviser and key senior-level constituents from other functional groups including BlackRock’s Risk and Qualitative Analysis (“RQA”) group. The voting members of the Investment Committee (the “Voting Members”) will be drawn from a pool of the Investment Adviser’s senior professionals. There will initially be five permanent Voting Members. The Investment Committee generally meets weekly (or more frequently, if determined necessary) and all key professionals are invited and encouraged to attend. Transactions are brought before the Investment Committee and presented by the industry-led deal teams and accompanied by detailed investment memoranda distributed for review in advance of each meeting. Buy/sell recommendations are debated vigorously and all members of the Investment Committee are encouraged to contribute to the discussion. No Voting Member of the Investment Committee holds a veto.

Often, investment opportunities are discussed at multiple meetings as the deal team responds to input provided by the Investment Committee throughout the process. Additionally, the investment policy committee generally meets weekly to review new investment opportunities scheduled for broader-firm discussion. The investment policy committee’s purpose is to screen each new opportunity to ensure efficient use of Firm resources and focus deal teams on what it views as the most appropriate potential transactions.

Portfolio Management

BlackRock closely monitors each investment, as it believes that careful and consistent monitoring of financial performance and market developments is critical to successful investment management. This monitoring is designed to enable BlackRock to respond in a timely and efficient manner to individual company, industry or broader market movements. In addition, BlackRock constructs its direct lending portfolios in a highly-diversified manner by both borrower and industry in an effort to mitigate the drag of any potential credit losses. Accordingly, BlackRock uses an established process that includes the following:

•
Weekly (sometimes daily) monitoring by industry-led deal team members that executed the initial purchase;

•
Regular and repeated dialogue with investment constituents including company management, industry experts, co-investment partners (if applicable) and senior-level resources throughout the BlackRock platform;
•
Internal meetings, as needed, to highlight material investment developments or trends;
•
A weekly review by the Investment Committee of activity related to existing portfolio investments that may require broader feedback and decision-making;
•
A quarterly portfolio review process that includes a more detailed discussion (with all key investment professionals invited to attend) of each portfolio company meeting certain minimum materiality thresholds to review performance and outlook relative to the original investment thesis; and
•
Attendance by industry-focused investment professionals at industry conferences and seminars, and regular meetings with comparable company management contacts.

Culture of Risk Management

BlackRock has a strong risk management orientation. The investment professionals use the Firm’s independent RQA group to aid the day to day portfolio management activities.

RQA leads BlackRock’s portfolio risk analytics by providing independent top-down and bottom-up oversight. RQA partners with BlackRock’s investment professionals to help ensure that risks in the portfolio are consistent across each strategy, with the team’s current investment themes, and with each client’s formal risk constraints. Members of RQA have specialized knowledge of each type of portfolio that BlackRock manages. RQA seeks to identify and properly measure key risks for each portfolio type.

A private credit risk management team of 7+ specialized professionals engages throughout the investment process. Early involvement with the investment team facilitates identification of risks and effective, constructive challenge. Additionally, the RQA team has full access to the investment teams’ diligence to provide an unbiased view from the same set of information. The private credit risk team is further supported by the broader RQA platform outlined below.

Realizations

BlackRock anticipates that the returns it will generate for the Fund will be primarily from interest income from cash-pay credit investments in the portfolio with the remainder generated by capital gains. In addition to regular payments of principal and interest on its credit investments, there are several means by which the Fund will monetize investments, including:

•
Refinancing and/or repayment by the issuer/borrower;
•
Change of control transaction involving the company leading to a refinancing;
•
Exchanges of existing instruments for new securities that are subsequently sold; and
•
Public offering of securities that create a liquidity event.

Considerations of Environmental, Social and Governance

BlackRock approaches sustainable investing by focusing on:

•
Insights: Developing the clearest possible picture of how Environmental, Social and Governance (“ESG”) issues affect risk and long-term return
•
Integration: Integrating sustainability-related insights and data into BlackRock’s investment processes across asset classes and investment styles
•
Stewardship: Engaging companies in index and alpha-seeking portfolios alike on sustainability-related issues that impact long-term performance

1. Insights: Developing the clearest possible picture of how ESG issues impact long term return: BlackRock begins from the view that, to be effective investors, the Firm must deeply understand the ways in which ESG issues do and do not affect long-term return. A growing body of investment research and market practice demonstrates that companies which effectively manage material sustainability risks and opportunities outperform their counterparts over time. Still, significant questions remain about causation, timeframe and the availability and consistency of sustainability-related data. BlackRock aims to contribute to evolving research and market practice to help address these questions.

BlackRock is leveraging the scale of its investment platform, proprietary technology and direct, private engagement with companies through its investment stewardship activities to create sophisticated approaches to measuring and assessing sustainability-related risks and opportunities. BlackRock’s Sustainable Investing team analyzes sustainability-related data, examines questions about causation and performance, and generates insights for portfolios firm-wide. The Sustainable Investment team develops proprietary views on materiality of specific sustainability-related topics by leveraging external data as well as proprietary research, and delivers insights to clients via thematic research publications, custom analytics and advisory solutions and innovative product development.

2. Integration: Integrating sustainability-related insights and data into BlackRock’s investment processes: BlackRock provides its investment teams with data and insights to keep them well informed of sustainability considerations. By enhancing access to information on these risks and opportunities across its diverse platform, BlackRock improves the total mix of information it considers when making active investment decisions and ensures it accounts for long-term risks. BlackRock’s Aladdin technology allows portfolio managers to efficiently access issuer-level ESG information during investment analysis and portfolio construction. Aladdin portfolio-level ESG and carbon metrics enable investment professionals to measure ESG risk and performance against benchmarks.

BlackRock has launched a firm-wide effort to deepen the integration of sustainability-related insights and data into investment processes globally. BlackRock is building tools that allow its portfolio managers to analyze relevant sustainability information alongside the traditional financial metrics they consider when making active investment decisions. As new data sources and sustainability-related insights are uncovered, this information will be further integrated into BlackRock’s tools and processes. This effort will allow BlackRock to use sustainability information in the same way traditional alpha and risk signals are considered in BlackRock’s alpha-seeking strategies – as another essential input to BlackRock’s decision-making. BlackRock’s investment stewardship efforts benefits from firm-wide data and insights on sustainability-related issues, and its investment teams benefit from the sustainability insights derived from BlackRock’s stewardship activities – a powerful, positive feedback loop.

3. Stewardship: Engaging companies on sustainability-related issues: BlackRock believes that companies with sound corporate governance practices, including how they manage the environmental and social aspects of their operations, better mitigate risk over the long term and offer better risk-adjusted returns. BlackRock engages with companies held in index and alpha-seeking portfolios alike to encourage them to adopt the robust business practices consistent with sustainable long-term performance.

BlackRock’s investment stewardship efforts, including its direct engagement and voting activities, aim to ensure companies deliver long-term, sustainable growth and returns for clients. As a large investor, BlackRock is able – and feels a responsibility – to monitor the companies in which it invests and to engage with them constructively and privately where BlackRock believes that would help protect clients’ interests. As a fiduciary investor, BlackRock evaluates how companies manage the material sustainability-related risks and opportunities within their businesses. Engagement helps build mutual understanding on any issues where BlackRock is concerned that a company’s practices fall short of operational excellence. It also helps BlackRock assess a company’s approach to governance in the context of its specific circumstances.

Engagement is not one conversation. BlackRock has ongoing private dialogue with companies to explain its views and how it evaluates their actions on relevant ESG issues over time. Where BlackRock has concerns that are not addressed by these conversations, the Firm stands ready to vote against proposals from management or the board. Last year, BlackRock’s stewardship program engaged with about 1,500 companies to discuss their governance practices and the sustainability of their business model. BlackRock has committed to double the size of the investment stewardship team over the next three years, which will enable BlackRock to significantly increase its engagement activities and foster more effective engagement by building a framework for deeper, more frequent and more productive conversations.

In addition to “Insights,” “Integration” and “Stewardship,” which are part of the investment process for the Fund, BlackRock offers products designed to provide sustainable investment solutions that empower clients to achieve their financial objectives. While providing sustainable investment solutions is not the focus of the Fund, BlackRock currently manages a broad suite of investment solutions on behalf of its clients, in which sustainability themes are central to mitigating risk and enhancing long-term returns. Some of these products are also used by clients to align their financial investments with their values by removing exposure to specific investments, or by generating positive social outcomes alongside market rates of return. BlackRock products range from green bonds and renewable infrastructure to thematic strategies that allow clients to align their capital with the UN Sustainable Development Goals. BlackRock is the largest provider of sustainable ETFs, including the industry’s largest low-carbon ETF; BlackRock manages one of the largest renewable power funds globally, and it is the first asset manager to offer portfolio-level impact reporting for a co-mingled green bond product. With deep expertise in alpha-seeking and index strategies, across both public equity and debt, private renewable power, commodities and real asset strategies, BlackRock is continuing to build scalable products and customized solutions across asset classes.

BlackRock clients increasingly look to BlackRock to not only deliver innovative sustainable investment products, but also to provide a total portfolio assessment of exposure to sustainability-related risks. By combining proprietary data and insights with the power of Aladdin, BlackRock can deliver world-class sustainability analytics, providing clients with an understanding of how sustainability issues affect the risk and long-term return of their investments. Once clients understand their exposure to sustainability issues, they can set targets to improve their portfolio’s positioning. BlackRock offers a wide range of solutions that help its clients take a total-portfolio approach to sustainable investing.

Although the Fund does not seek to implement a specific sustainability strategy, Fund management considers ESG characteristics as part of the investment process for actively managed funds such as the Fund. These considerations will vary depending on a fund’s particular investment strategies and may include consideration of third-party research as well as consideration of proprietary research of the Advisers across the ESG risks and opportunities regarding an issuer. Fund management considers such ESG characteristics it deems relevant or additive, if any, when making investment decisions for the Fund. The ESG characteristics utilized in the Fund’s investment process are anticipated to evolve over time and one or more characteristics may not be relevant with respect to all issuers that are eligible for investment.

ESG characteristics are not the sole considerations when making investment decisions for the Fund. Further, investors can differ in their views of what constitutes positive or negative ESG characteristics. As a result, the Fund may invest in issuers that do not reflect the beliefs and values with respect to ESG of any particular investor. ESG considerations may affect the Fund’s exposure to certain companies or industries and the Fund may forego certain investment opportunities. While Fund management views ESG considerations as having the potential to contribute to the Fund’s long-term performance, there is no guarantee that such results will be achieved.

Competition

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

Non-Exchange Traded, Perpetual-Life BDC

The Fund is non-exchange traded, meaning its shares are not listed for trading on a stock exchange or other securities market and a perpetual-life BDC, meaning it is an investment vehicle of indefinite duration, whose common shares are intended to be sold by the BDC monthly on a continuous basis at a price generally equal to the BDC’s monthly NAV per share. In our perpetual-life structure, we may offer investors an opportunity to resell their shares to us on a quarterly basis, but we are not obligated to offer to repurchase any shares in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Fund being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time.

Emerging Growth Company

We are an “emerging growth company,” as defined by the JOBS Act. As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to:

•
have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•
submit certain executive compensation matters to shareholder advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; or
•
disclose certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.

We will remain an emerging growth company for up to five years, or until the earliest of: (1) the last date of the fiscal year during which we had total annual gross revenues of $1.235 billion or more; (2) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or (3) the date on which we are deemed to be a “large accelerated filer” as defined under Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

We do not believe that being an emerging growth company will have a significant impact on our business. As stated above, we have elected to opt in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Common Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by the Investment Adviser and we do not directly compensate our executive officers, or reimburse the Investment Adviser or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Investment Adviser, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Advisers or its affiliates pursuant to the terms of the Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of our executive officers described under “Management of the Fund” is employed by the Advisers or its affiliates. Our day-to-day investment operations will be managed by the Advisers. The services necessary for the sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Advisers or their affiliates. The investment team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments. In addition, we will reimburse the Administrator for its costs, expenses and allocable portion of overhead, including compensation paid by the Administrator (or its affiliates) to the Fund’s chief compliance officer and chief financial officer and their respective staffs as well as other administrative personnel (based on the percentage of time such individuals devote, on an estimated basis, to the business and affairs of the Fund).

Regulation

The Fund has filed an election to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisors or co-advisors), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that the Fund may not change the nature of the Fund’s business so as to cease to be, or to withdraw the Fund’s election as, a BDC unless approved by a majority of the Fund’s outstanding voting securities, which is defined in the 1940 Act as the lesser of a majority of the outstanding voting securities or 67% or more of the securities voting if a quorum of a majority of the outstanding voting securities is present.

The Fund may invest up to 100% of its assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, the Fund may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933 (the “Securities Act”).

The Fund may acquire securities issued by other investment companies in accordance with the limits of the 1940 Act and the rules and regulations promulgated thereunder. The Fund generally may acquire up to 3% of the voting stock of any investment company, may invest in up to 5% of the value of its total assets in the securities of one investment company and may invest up to 10% of the value of its total assets in the securities of more than one investment company. Subject to certain exemptive rules, including, when it becomes effective, Rule 12d1-4, which was recently adopted by the SEC, the Fund may, subject to certain conditions, invest in other investment companies in excess of such thresholds. With regard to that portion of the Fund’s portfolio invested in securities issued by investment companies, it should be noted that such investments might indirectly subject shareholders to additional expenses as they will indirectly be responsible for the costs and expenses of such companies. None of the Fund’s investment policies are fundamental and any may be changed without shareholder approval.

Exemptive Order. The Investment Adviser and the Fund believe that, in certain circumstances, it may be in the Fund’s best interests to be able to co-invest with registered funds, unregistered funds and business development companies managed now or in the future by the Investment Adviser and its affiliates in order to be able to participate in a wider range of transactions. Currently, SEC regulations and interpretations would permit the Fund to co-invest with registered and unregistered funds that are affiliated with the Investment Adviser in publicly traded securities and also in private placements where (i) the Investment Adviser negotiates only the price, interest rate and similar price-related terms of the securities and not matters such as covenants, collateral or management rights and (ii) each relevant account acquires and sells the securities at the same time in pro rata amounts (subject to exceptions approved by compliance personnel after considering the reasons for the requested exception). Such regulations and interpretations also permit the Fund to co-invest in other private placements with registered investment funds affiliated with the Investment Adviser in certain circumstances, some of which would require certain findings by the Fund’s directors who are not “interested persons” of the Investment Adviser, BlackRock or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act (“Independent Trustees”) and the independent directors of each other eligible registered fund. However, current SEC regulations and interpretations would not permit co-investment by the Fund with unregistered funds affiliated with the Investment Adviser in private placements where the Investment Adviser negotiates non-pricing terms such as covenants, collateral and management rights. Accordingly, under current SEC regulations, in the absence of an exemption the Fund may be prohibited from co-investing in certain private placements with any unregistered fund or account managed now or in the future by the Investment Adviser or its affiliates.

The Investment Adviser and various funds managed by the Investment Adviser have received an exemption from such regulations. Under the SEC order granting such exemption, each time the Investment Adviser proposes that an unregistered fund, business development company or registered fund acquire private placement securities that are suitable for the Fund, the Investment Adviser will prepare a recommendation as to the proportion to be allocated to the Fund taking into account a variety of factors such as the investment objectives, size of transaction, investable assets, alternative investments potentially available, prior allocations, liquidity, maturity, expected holding period, diversification, lender covenants and other limitations. The Fund’s Independent Trustees will review the proposed transaction and may authorize co-investment by the Fund of up to its pro rata amount of such securities based on its total available capital if a majority of them conclude that: (i) the transaction is consistent with the Fund’s investment objective and policies; (ii) the terms of co-investment are fair to the Fund and shareholders and do not involve overreaching; and (iii) participation by the Fund would not disadvantage the Fund or be on a basis different from or less advantageous than that of the participating unregistered accounts and other registered funds. If the Investment Adviser determines that the Fund should not participate in the co-investment opportunity that would otherwise be suitable in light of the Fund’s investment objective, this determination must also be submitted to the Independent Trustees for their approval. The directors may also approve a lower amount or determine that the Fund should not invest. The directors may also approve a higher amount to the extent that other accounts managed by the Investment Adviser decline to participate. In addition, private placement follow-on investments and disposition opportunities must be made available in the same manner on a pro rata basis and no co-investment (other than permitted follow-on investments) is permitted where the Fund, on the one hand, or any other account advised by the Investment Adviser or an affiliate, on the other hand, already hold securities of the issuer.

The Investment Adviser and its affiliates may spend substantial time on other business activities, including investment management and advisory activities for entities with the same or overlapping investment objectives, investing for their own account with the Fund, financial advisory services (including services for entities in which the Fund invests), and acting as directors, officers, creditor committee members or in similar capacities. Subject to the requirements of the 1940 Act, the Investment Adviser and its affiliates and associates intend to engage in such activities and may receive compensation from third parties for their services. Subject to the same requirements, such compensation may be payable by entities in which the Fund invests in connection with actual or contemplated investments, and the Investment Adviser may receive fees and other compensation in connection with structuring investments which they will share.

The Investment Adviser and its partners, officers, directors, stockholders, members, managers, employees, affiliates and agents may be subject to certain potential or actual conflicts of interest in connection with the activities of, and investments by, the Fund.

No-Action Relief from Registration as a Commodity Pool Operator. The Fund is relying on a no-action letter (the “No-Action Letter”) issued by the staff of the CFTC as a basis to avoid registration with the CFTC as a commodity pool operator (“CPO”). The No-Action Letter allows an entity to engage in CFTC-regulated transactions (“commodity interest transactions”) that are “bona fide hedging” transactions (as that term is defined and interpreted by the CFTC and its staff), but prohibit an entity from entering into commodity interest transactions if they are non-bona fide hedging transactions, unless immediately after entering such non-bona fide hedging transaction (a) the sum of the amount of initial margin deposits on the entity’s existing futures or swaps positions and option or swaption premiums does not exceed 5% of the market value of the entity’s liquidation value, after taking into account unrealized profits and unrealized losses on any such transactions, or (b) the aggregate net notional value of the entity’s commodity interest transactions would not exceed 100% of the market value of the entity’s liquidation value, after taking into account unrealized profits and unrealized losses on any such transactions. The Fund is required to operate pursuant to these trading restrictions if it intends to continue to rely on the No-Action Letter as a basis to avoid CPO registration.

Other. The Fund may also be prohibited under the 1940 Act from knowingly participating in certain transactions with the Fund’s affiliates without the prior approval of the Board of Trustees who are not interested persons and, in some cases, prior approval by the SEC.

The Fund is subject to periodic examination by the SEC for compliance with the 1940 Act.

The Fund is required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the Fund against larceny and embezzlement. Furthermore, as a BDC, the Fund is prohibited from protecting any director or officer against any liability to the Fund or shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

The Fund and the Investment Adviser are required to adopt and implement written policies and procedures reasonably designed to prevent violation of relevant federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering these policies and procedures.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to the Fund’s proposed business are the following:

•
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
•
is organized under the laws of, and has its principal place of business in, the United States;
•
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
•
satisfies either of the following:
•
has a market capitalization of less than $250.0 million or does not have any class of securities listed on a national securities exchange; or
•
has controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company.
•
Securities of any eligible portfolio company which the Fund controls.
•
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
•
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Fund already owns 60% of the outstanding equity of the eligible portfolio company.
•
Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.
•
Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

Managerial Assistance to Portfolio Companies. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “Qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance, although reliance on other investors may not be the sole method by which the BDC satisfies the requirement to make available managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its investment manager, directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments. Pending investment in other types of Qualifying Assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be Qualifying Assets.

Warrants. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding shares.

Leverage and Senior Securities; Coverage Ratio. Under Section 61(a) of the 1940 Act, a BDC is generally not permitted to issue senior securities unless after giving effect thereto the BDC meets a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. Provided that a BDC meets certain disclosure requirements and obtains certain approvals, the asset coverage requirement applicable to such BDC is reduced from 200% to 150%. The reduced asset coverage requirement permits a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. On March 16, 2022, our sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day.

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance.

While any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

We have established one or more credit facilities and may enter into other credit facilities, subscription facilities or other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to be determined spreads over SOFR or another reference benchmark. We cannot assure shareholders that we will be able to enter into an additional credit facility. Shareholders will indirectly bear the costs associated with any borrowings under any additional credit facility or otherwise. In connection with any additional credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. See “Item 1A. Risk Factors—We may form one or more CLOs, which may subject us to certain structured financing risks.” We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.

Brokerage Allocations and Other Practices. Subject to the supervision of the Board of Trustees, decisions to buy and sell securities and bank debt for the Fund and decisions regarding brokerage commission rates are made by the Advisers. Transactions on stock exchanges involve the payment by the Fund of brokerage commissions. In certain instances, the Fund may make purchases of underwritten issues at prices which include underwriting fees.

In selecting a broker to execute each particular transaction, the Advisers will take the following into consideration: the best net price available; the reliability, integrity and financial condition of the broker; the size and difficulty in executing the order, and the value of the expected contribution of the broker to the investment performance of the Fund on a continuing basis. Accordingly, the cost of the brokerage commissions to the Fund in any transaction may be greater than that available from other brokers if the difference is reasonably justified by other aspects of the portfolio execution services offered. The extent to which the Advisers make use of statistical, research and other services furnished by brokers may be considered by the Advisers in the allocation of brokerage business, but there is not a formula by which such business is allocated. The Advisers do so in accordance with its judgment of the best interests of the Fund and its shareholders.

One or more of the other investment funds or accounts which the Advisers manages may own from time to time some of the same investments as the Fund. When two or more companies or accounts seek to purchase or sell the same securities, the securities actually purchased or sold and any transaction costs will be allocated among the companies and accounts on a good faith equitable basis by the Advisers in its discretion in accordance with the accounts’ various investment objectives, subject to the allocation procedures adopted by the Board of Trustees related to privately placed securities (including an implementation of any co-investment exemptive relief obtained by the Fund and the Investment Adviser). In some cases, this system may adversely affect the price or size of the position obtainable for the Fund. In other cases, however, the ability of the Fund to participate in volume transactions may produce better execution for the Fund. It is the opinion of the Board of Trustees that this advantage, when combined with the other benefits available due to the Advisers’ organization, outweighs any disadvantages that may be said to exist from exposure to simultaneous transactions.

Code of Ethics. The Fund adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to such code may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Fund, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the code of ethics is attached as an exhibit to the Fund's registration statement on Form N-2, and is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Proxy Voting Policies and Procedures. The Fund has delegated proxy voting responsibility to the Investment Adviser. A summary of the Proxy Voting Policies and Procedures of the Investment Adviser are set forth below. The guidelines are reviewed periodically by the Investment Adviser and the Fund’s non-interested directors, and, accordingly, are subject to change.

The Investment Adviser is registered under the Investment Advisers Act of 1940 (the “Advisers Act”) and has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote securities held by its clients in a timely manner free of conflicts of interest. These policies and procedures for voting proxies for investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

The Investment Adviser votes proxies relating to the Fund’s portfolio securities in the best interest of shareholders. The Investment Adviser reviews on a case-by-case basis each proposal submitted for a proxy vote to determine its impact on the Fund’s investments. Although it generally votes against proposals that may have a negative impact on the Fund’s investments, it may vote for such a proposal if there are compelling long-term reasons to do so.

The proxy voting decisions of the Investment Adviser are made by the senior officers who are responsible for monitoring each of the Fund’s investments. To ensure that the Fund’s vote is not the product of a conflict of interest, it requires that: (i) anyone involved in the decision making process disclose to the Investment Adviser any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are generally prohibited from revealing how the Fund intends to vote on a proposal in order to reduce any attempted influence from interested parties.

You may obtain information about how the Fund voted proxies by making a written request for proxy voting information to the Fund, 2951 28th Street, Santa Monica, California 90405, Attention: Investor Relations.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our Trustees who are not interested persons and, in some cases, the prior approval of the SEC. We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Investment Adviser and certain funds managed and controlled by the Investment Adviser and its affiliates, subject to certain terms and conditions.

Reporting Obligations. The Fund is required to file annual reports, quarterly reports and current reports with the SEC. This information will be available at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549 and on the SEC’s website at www.sec.gov. Information on the operation of the SEC’s public reference room may be obtained by calling the SEC at (202) 551-8090 or (800) SEC-0330.

Other. We will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the 1934 Act.

We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any Trustee or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. While certain of these requirements are not applicable to the Fund (see “—JOBS Act”), many of these requirements affect the Fund. For example:

•
Pursuant to Rule 13a-14 of the 1934 Act, the Fund’s Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in the Fund’s periodic reports;

•
Pursuant to Item 307 of Regulation S-K, the Fund’s periodic reports must disclose the Fund’s conclusions about the effectiveness of disclosure controls and procedures;
•
Pursuant to Rule 13a-15 of the 1934 Act, Fund management must prepare a report regarding its assessment of internal control over financial reporting; and
•
Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, the Fund’s periodic reports must disclose whether there were significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires the Fund to review its current policies and procedures to determine whether the Fund complies with the Sarbanes-Oxley Act and the regulations promulgated thereunder. The Fund will continue to monitor compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that the Fund is in compliance therewith.

Item 1A. Risk Factors

Investing in our securities may be speculative and involves a high degree of risk. You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto. The risks set out below are not the only risks we face. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our Common Shares could decline, and you may lose all or part of your investment in us.

We are a relatively new company and have limited operating history.

The Fund is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC with limited operating history. As a result, prospective investors have limited track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless. Further, the Investment Adviser has not previously offered a non-traded business development company. While we believe that the past professional experiences of the Investment Adviser’s investment team, including investment and financial experience of the Investment Adviser’s senior management, will increase the likelihood that the Investment Adviser will be able to manage the Fund successfully, there can be no assurance that this will be the case.

Shareholders are dependent on the judgment and abilities of the Advisers.

Shareholders will have no authority to make decisions or to exercise business discretion on behalf of the Fund, and will not have the opportunity to evaluate fully for themselves the relevant economic, financial and other information regarding the Fund’s investments. Accordingly, no potential purchaser of the Fund’s Common Shares should purchase such shares unless such purchaser is willing to entrust the management of the investments of the Fund to the Advisers.

The Fund’s performance will depend in large part upon the skill and expertise of the team of investment professionals managing the Fund’s portfolio. The future performance of the Fund depends on the continued service of such persons. The departure of any of the investment professionals of the Advisers may have an adverse effect on the profits of the Fund.

The level of analytical sophistication, both financial and legal, necessary for successful investment in the Fund’s investments is unusually high.

There is no assurance that the Advisers will correctly judge the nature and magnitude of the many factors that could affect the prospects for successful Fund investments.

Investment analyses and decisions may be undertaken on an expedited basis in order for the Fund to take advantage of available investment opportunities. In such cases, the information available at the time of an investment decision may be limited, and the Advisers may not have access to the detailed information necessary for a thorough evaluation of the investment opportunity. Further, the Advisers may have to conduct its due diligence activities over a very brief period.

Our Common Shares will not be insured or guaranteed by any person or entity, and shareholders could experience a total loss of their investment.

Our Common Shares will not be insured or guaranteed by any person or entity. The Fund will have no substantial assets other than the Fund’s investments. In the event of the dissolution of the Fund or otherwise, if the proceeds of the Fund’s assets are insufficient to repay capital contributions made to the Fund by the shareholders, no other assets will be available for the payment of any deficiency. Neither the Advisers nor their affiliates have any liability for the repayment of capital contributions made to the Fund by the shareholders. Shareholders could experience a total loss of their investment in the Fund.

An investment in our shares will have limited liquidity.

No market exists for the common shares of the Fund, and it is possible that none develops. Neither the Advisers, any placement agent nor any other person is under any obligation to make a market in the common shares of the Fund.

Consequently, a purchaser must be prepared to hold the shares for an indefinite period of time or until the termination date of the Fund. In addition, the Common Shares are subject to certain transfer restrictions and can only be transferred to certain transferees as described herein. Such restrictions on the transfer of the Common Shares may further limit the liquidity of the Common Shares.

Because our investments are generally not in publicly traded securities, there will be uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.

Our portfolio investments will generally not be in publicly traded securities. As a result, although we expect that some of our equity investments may trade on private secondary marketplaces, the fair value of our direct investments in portfolio companies will often not be readily determinable. Under the 1940 Act, investments for which there are no readily available market quotations, including securities that while listed on a private securities exchange have not actively traded, will be valued at fair value as determined using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our board of directors. The Valuation Designee determines the value of our investments in accordance with such valuation policy. In connection with such determination, the Valuation Designee utilizes the services of an independent valuation firm, which prepares valuation reports on a quarterly basis for most of our portfolio investments that are not publicly traded or for which we do not have readily available market quotations, including securities that while listed on a private securities exchange, have not actively traded. However, the Valuation Designee retains ultimate authority as to the appropriate valuation of each such investment. The types of factors that the Valuation Designee takes into account in approving fair value with respect to such non-traded investments includes, as relevant and, to the extent available, the portfolio company’s earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. This information may not be available because it is difficult to obtain financial and other information with respect to private companies, and even where we are able to obtain such information, there can be no assurance that it is complete or accurate. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed. Due to this uncertainty, our fair value determinations with respect to any non-traded investments we hold may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value may pay a higher price than the value of our investments might warrant. Conversely, investors selling securities based on a net asset value that understates the value of our investments may receive a lower price for their securities than the value of our investments might warrant.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we are subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We are not required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404, and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the 1934 Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Fund.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls.

A BlackRock credit event could adversely affect our business.

Although the Fund and the Advisers are separate legal entities from BlackRock, in the event that BlackRock were to experience material financial distress or a downgrade in its credit rating, or if there were a change of control of BlackRock, the Fund could nonetheless be adversely affected. In that regard, financial distress, a credit rating downgrade or change of control of BlackRock or the Advisers could cause the Advisers to have difficulty retaining personnel or otherwise adversely affect the Fund and its ability to achieve its investment objective. Such an event may also cause a default with respect to indebtedness incurred by the Fund.

Shareholders will not have any direct interest in our investments.

The offering of Common Shares does not constitute a direct or indirect offering of interests in the Fund’s investments. Shareholders will have no direct interest in the Fund’s investments and generally will have no voting rights in, or standing or recourse against, any of the Fund’s investments. Moreover, none of the shareholders will have the right to participate in the control, management or operations of any of the Fund’s investments, or have any discretion over the management of any of the Fund’s investments by reason of their investment in the Fund.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares less attractive to investors.

The Fund will be and will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) in which the Fund has total annual gross revenue of at least $1.07 billion, or (ii) in which the Fund is deemed to be a large accelerated filer, and (b) the date on which the Fund issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as the Fund remains an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. The Fund cannot predict if investors will find the Fund’s shares less attractive because the Fund will rely on some or all of these exemptions. If some investors find the Fund’s shares less attractive as a result, there may be a less active trading market for the Fund’s shares and the Fund’s share price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Fund will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate the Fund since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

General. The Fund’s investments may be risky, and shareholders could lose all or part of their investment. The Advisers will have broad discretion in making investments for the Fund. The Fund’s investments will generally consist of debt obligations and other securities and assets that present significant risks as a result of business, financial, market and legal uncertainties. There can be no assurance that the Advisers will correctly evaluate the nature and magnitude of the various factors that could affect the value of and return on the Fund’s investments. Prices of the Fund’s investments may be volatile, and a variety of other factors that are inherently difficult to predict, such as domestic or international economic and political developments, may significantly affect the results of the Fund’s activities and the value of the Fund’s investments. The Fund’s performance over a particular period may not necessarily be indicative of the results that may be expected in future periods. Similarly, the past performance of the Advisers and its affiliates may not necessarily be indicative of the results the Advisers may be able to achieve with the Fund’s investments. While the Advisers expect to focus primarily on privately-originated, performing senior secured debt primarily in issuers headquartered in North America in making its investments, the Advisers have broad discretion to invest as they determine, consistent with the investment objective of the Fund, and no shareholder approval is required for any investment the Fund may make. Furthermore, the Advisers may invest in products or use investment techniques not specifically described in this Annual Report, including in financial instruments that have not yet been designed or have not yet become prevalent in the market. Any such instruments or techniques may subject the Fund to additional risks. Investors will not be notified prior to the Fund’s making any investments in products or using investment techniques not specifically described in this report; however, the Board of Trustees, in exercising its fiduciary duties to shareholders and to the Fund, will oversee these investments at a heightened level. In addition, because the Fund’s investments will be actively managed, frequent purchases and sales of investments may result in higher transaction costs to the Fund, which costs will decrease the value of the common shares of the Fund.

Secured Loans Risk. Loans held by the Fund may be secured. While secured loans purchased by the Fund will often intend to be over-collateralized, the Fund may be exposed to losses resulting from default and foreclosure. Therefore, the value of the underlying collateral, the creditworthiness of the borrower and the priority of the lien are each of great importance. The Fund cannot guarantee the adequacy of the protection of the Fund’s interests, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, the Fund cannot assure that claims may not be asserted that might interfere with enforcement of the Fund’s rights. In the event of a foreclosure, the Fund or an affiliate of the Fund may assume direct ownership of the underlying asset. The liquidation proceeds upon sale of such asset may not satisfy the entire outstanding balance of principal and interest on the loan, resulting in a loss to the Fund. Any costs or delays involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss.

Unsecured Loans Risk. While the Fund is expected to focus primarily on secured loans, the Fund may hold unsecured loans. Unsecured loans have lower priority in right of payment to any higher ranking obligations of the borrower and are not backed by a security interest in any specific collateral. They are subject to risk that the cash flow of the borrower and available assets may be insufficient to meet scheduled payments after giving effect to any higher ranking obligations of the borrower. Unsecured loans are expected to have greater price volatility than senior loans and secured loans and may be less liquid. There is also a possibility that originators will not be able to sell participations in unsecured loans, which would create greater credit risk exposure.

Second Lien Loans Risk. Second lien loans are subject to the same risks associated with investment in senior loans. However, second lien loans are second in right of payment to senior loans and therefore are subject to additional risk that the cash flow of the borrower and any property securing the loan may be insufficient to meet scheduled payments after giving effect to the senior secured obligations of the borrower. Second lien loans are expected to have greater price volatility than senior loans and may be less liquid. There is also a possibility that originators will not be able to sell participations in second lien loans, which would create greater credit risk exposure. In the event of default on a “second lien” loan, the first priority lien holder has first claim to the underlying collateral of the loan. It is possible that no collateral value would remain for the second priority lien holder, which would therefore result in a loss of investment to the Fund.

Borrower Fraud. Of paramount concern when investing in loans is the possibility of material misrepresentation or omission on the part of borrower. Such inaccuracy or incompleteness may adversely affect, among other things, the valuation of the collateral underlying the loans or may adversely affect the ability of the Fund to perfect or effectuate a lien on the collateral securing the loan. The Fund will rely upon the accuracy and completeness of representations made by borrowers to the extent reasonable, but cannot guarantee such accuracy or completeness. While the Fund will conduct due diligence with respect to the collateral before investing, including obtaining appraisals of inventory values from independent sources, and will seek to obtain appropriate monitoring rights, there can be no assurance that the Advisers will detect representational borrower fraud or inaccuracy or that the Fund’s investments will not be adversely affected by such fraud or inaccuracy.

Equity Securities. The Fund will also be permitted to invest in common and preferred stock and other equity securities, including both public and private equity securities. Equity securities generally involve a high degree of risk and will be subordinate to the debt securities and other indebtedness of the issuers of such equity securities. Prices of equity securities generally fluctuate more than prices of debt securities and are more likely to be affected by poor economic or market conditions. In some cases, the issuers of such equity securities may be highly leveraged or subject to other risks such as limited product lines, markets or financial resources. In addition, some of these equity securities may be illiquid. Because of perceived or actual illiquidity or investor concerns regarding leveraged capitalization, these securities often trade at significant discounts to otherwise comparable investments or are not readily tradable. These securities generally do not produce current income for the Fund and may also be speculative. The Fund may experience a substantial or complete loss on individual equity securities.

Preferred Stock Risk. To the extent that the Fund invests in preferred securities, there are special risks, including:

Deferral. Preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If the Fund owns a preferred security that is deferring its distributions, the Fund may be required to report income for tax purposes although the Fund has not yet received such income.

Subordination. Preferred securities are subordinated to bonds and other debt instruments in a company’s capital structure in terms of priority to corporate income and liquidation payments, and therefore will be subject to greater credit risk than more senior debt instruments.

Liquidity. Preferred securities may be substantially less liquid than many other securities, such as common stocks or U.S. Government securities.

Limited Voting Rights. Generally, preferred security holders have no voting rights with respect to the issuing company unless preferred dividends have been in arrears for a specified number of periods, at which time the preferred security holders may elect a number of directors to the issuer’s board. Generally, once all the arrearages have been paid, the preferred security holders no longer have voting rights.

Mezzanine Investments. Mezzanine investments of the type in which the Fund intends to invest are primarily privately negotiated subordinated debt and equity securities issued in connection with leveraged transactions, such as management buyouts, acquisitions, refinancings, recapitalizations and later stage growth capital financings, and are generally rated below investment-grade. Mezzanine investments may also include investments with equity participation features such as warrants, convertible securities, senior equity investments and common stock. Such mezzanine investments may be issued with or without registration rights. Mezzanine investments may be subject to risks associated with illiquid investments, since there will usually be relatively few holders of any particular mezzanine investment. Similar to other high yield securities, maturities of mezzanine investments are typically seven to ten years, but the expected average life is significantly shorter at three to five years due to prepayment rights. Mezzanine investments are usually unsecured and subordinate to other obligations of the issuer. Mezzanine investments share all of the risks of other high yield securities and are often even more subordinated than other high yield debt, as they often represent the most junior debt security in an issuer’s capital structure.

Risks Associated with Investments in Small to Medium Capitalization Companies. The Fund may invest a portion of its assets in the securities of companies with small-to medium-sized market capitalizations. While the Investment Adviser believes these investments often provide significant potential for appreciation, those securities, particularly smaller-capitalization securities, involve higher risks in some respects than do investments in securities of larger companies, including:

•
these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral;
•
they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•
they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on us;
•
they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•
our executive officers, directors and the Investment Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;
•
changes in laws and regulations, as well as their interpretations, may adversely affect their respective businesses, financial structures or prospects; and
•
they may have difficulty accessing the capital markets to meet future capital needs.

Limited public information exists about private middle-market companies, and we expect to rely on the Investment Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. These companies and their financial information are not subject to the Sarbanes-Oxley Act of 2002 and other rules that govern disclosures and financial controls of public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investment.

Risks Associated with Investments in the Medium- and Large-Sized U.S. Corporate Debt Market. Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of the Fund’s portfolio, reducing our NAV through increased net unrealized depreciation. Conditions in the medium- and large-sized U.S. corporate debt market may deteriorate, as seen during the financial crisis of 2007-2008, which may cause pricing levels to similarly decline or be volatile. During the financial crisis, many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis generating further selling pressure. If similar events occurred in the medium- and large-sized U.S. corporate debt market, the Fund’s NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on the Fund’s business, financial condition and results of operations.

Below Investment Grade Risk. In addition, the Fund intends to invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. The major risks of below investment grade securities include:

•
Below investment grade securities may be issued by less creditworthy issuers. Issuers of below investment grade securities may have a larger amount of outstanding debt relative to their assets than issuers of investment grade securities. In the event of an issuer’s bankruptcy, claims of other creditors may have priority over the claims of holders of below investment grade securities, leaving few or no assets available to repay holders of below investment grade securities.
•
Prices of below investment grade securities are subject to extreme price fluctuations. Adverse changes in an issuer’s industry and general economic conditions may have a greater impact on the prices of below investment grade securities than on other higher-rated fixed-income securities.
•
Issuers of below investment grade securities may be unable to meet their interest or principal payment obligations because of an economic downturn, specific issuer developments or the unavailability of additional financing.
•
Below investment grade securities frequently have redemption features that permit an issuer to repurchase the security from us before it matures. If the issuer redeems below investment grade securities, we may have to invest the proceeds in securities with lower yields and may lose income.
•
Below investment grade securities may be less liquid than higher-rated fixed-income securities, even under normal economic conditions. There are fewer dealers in the below investment grade securities market, and there may be significant differences in the prices quoted by the dealers. Judgment may play a greater role in valuing these securities and we may be unable to sell these securities at an advantageous time or price.
•
We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting issuer.

The credit rating of a high-yield security does not necessarily address its market value risk. Ratings and market value may change from time to time, positively or negatively, to reflect new developments regarding the issuer.

Undervalued Assets. The Fund will seek to invest in undervalued assets. The identification of investment opportunities in undervalued assets is a difficult task, and there is no assurance that such opportunities will be successfully recognized or acquired. While investments in undervalued assets offer the opportunity for above-average capital appreciation, these investments involve a high degree of financial risk and can result in substantial losses. The Fund may be forced to sell, at a substantial loss, assets identified as undervalued, if they are not in fact undervalued. In addition, the Fund may be required to hold such assets for a substantial period of time before realizing their anticipated value. During this period, a portion of the Fund’s capital would be committed to these assets purchased, potentially preventing the Fund from investing in other opportunities.

CLO Risk. The Fund’s investments in CLOs may be riskier than a direct investment in the debt or other securities of the underlying companies. When investing in CLOs, the Fund may invest in any level of a CLO’s subordination chain, including subordinated (lower-rated) tranches and residual interests (the lowest tranche). CLOs are typically highly levered and therefore, the junior debt and equity tranches that we may invest in are subject to a higher risk of total loss and deferral or nonpayment of interest than the more senior tranches to which they are subordinated. In addition, the Fund will generally have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or entities that sponsored the CLOs. Furthermore, the investments the Fund makes in CLOs are at times thinly traded or have only a limited trading market. As a result, investments in such CLOs may be characterized as illiquid securities.

Bridge Financings Risk. From time to time, the Fund may lend to portfolio companies on a short-term, unsecured basis or otherwise invest on an interim basis in portfolio companies in anticipation of a future issuance of equity or long-term debt securities or other refinancing or syndication. Such bridge loans would typically be convertible into a more permanent, long-term security; however, for reasons not always in the Fund’s control, such long-term securities issuance or other refinancing or syndication may not occur and such bridge loans and interim investments may remain outstanding. In such event, the interest rate on such loans or the terms of such interim investments may not adequately reflect the risk associated with the position taken by the Fund.

Private Investments Risk. The Fund intends to invest primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on the Fund. Third, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Fourth, little public information generally exists about private companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Investment Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. The Investment Adviser would typically assess an investment in a portfolio company based on the Investment Adviser’s estimate of the portfolio company’s earnings and enterprise value, among other things, and these estimates may be based on limited information and may otherwise be inaccurate, causing the Investment Adviser to make different investment decisions than it may have made with more complete information. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If the Fund unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

Risks Associated with Repurchase Agreements. Subject to the Fund’s investment objective and policies, the Fund may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by the Fund of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that the Fund will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). The Fund does not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, the Fund could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which the Fund seeks to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, the Fund generally will seek to liquidate such collateral. However, the exercise of the Fund’s right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, the Fund could suffer a loss.

Risks Associated with Securities Lending Agreements. The Fund may from time to time make secured loans of its marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to brokers and other financial institutions that are believed by the Investment Adviser to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If the Fund enters into a securities lending arrangement, the Investment Adviser, as part of its responsibilities under the Advisory Agreement, will invest the Fund’s cash collateral in accordance with the Fund’s investment objective and strategies. The Fund will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to the Fund, as the lender, an amount equal to any dividends or interest received on the securities lent.

The Fund may invest the cash collateral received only in accordance with its investment objective, subject to the Fund’s agreement with the borrower of the securities. In the case of cash collateral, the Fund expects to pay a rebate to the borrower. The reinvestment of cash collateral will result in a form of effective leverage for the Fund.

Although voting rights or rights to consent with respect to the loaned securities pass to the borrower, the Fund, as the lender, will retain the right to call the loans and obtain the return of the securities loaned at any time on reasonable notice, and it will do so in order that the securities may be voted by the Fund if the holders of such securities are asked to vote upon or consent to matters materially affecting the investment. The Fund may also call such loans in order to sell the securities involved. When engaged in securities lending, the Fund’s performance will continue to reflect changes in the value of the securities loaned and will also reflect the receipt of interest through investment of cash collateral by the Fund in permissible investments.

Distressed Debt Securities Risk. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, our ability to achieve current income for our stockholders may be diminished. We also will be subject to significant uncertainty as to when and in what manner and for what value the distressed debt we invest in will eventually be satisfied (e.g., through a liquidation of the obligor’s assets, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation). In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt we hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made. Moreover, any securities received by us upon completion of an exchange offer or plan of reorganization may be restricted as to resale. As a result of our participation in negotiations with respect to any exchange offer or plan of reorganization with respect to an issuer of distressed debt, we may be restricted from disposing of such securities.

Payment-in-kind Interest Risk. Our loans may contain a payment-in-kind, or PIK, interest provision. PIK investments carry additional risk as holders of these types of securities receive no cash until the cash payment date unless a portion of such securities is sold. If the issuer defaults the Fund may obtain no return on its investment. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To avoid the imposition of corporate-level tax on us, this non-cash source of income needs to be paid out to stockholders in cash distributions or, in the event that we determine to do so and in certain cases, in shares of our common stock, even though we have not yet collected and may never collect the cash relating to the PIK interest. As a result, we may have to distribute a taxable stock dividend to account for PIK interest even though we have not yet collected the cash.

We may from time to time enter into credit default swaps or other derivative transactions which expose us to certain risks, including credit risk, market risk, liquidity risk and other risks similar to those associated with the use of leverage.

We may from time to time enter into credit default swaps or other derivative transactions that seek to modify or replace the investment performance of a particular reference security or other asset. These transactions are typically individually negotiated, non-standardized agreements between two parties to exchange payments, with payments generally calculated by reference to a notional amount or quantity. Swap contracts and similar derivative contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets. These investments may present risks in excess of those resulting from the referenced security or other asset. Because these transactions are not an acquisition of the referenced security or other asset itself, the investor has no right directly to enforce compliance with the terms of the referenced security or other asset and has no voting or other consensual rights of ownership with respect to the referenced security or other asset. In the event of insolvency of a counterparty, we will be treated as a general creditor of the counterparty and will have no claim of title with respect to the referenced security or other asset.

A credit default swap is a contract in which one party buys or sells protection against a credit event with respect to an issuer, such as an issuer’s failure to make timely payments of interest or principal on its debt obligations, bankruptcy or restructuring during a specified period. Generally, if we sell credit protection using a credit default swap, we will receive fixed payments from the swap counterparty and if a credit event occurs with respect to the applicable issuer, we will pay the swap counterparty par for the issuer’s defaulted debt securities and the swap counterparty will deliver the defaulted debt securities to us. Generally, if we buy credit protection using a credit default swap, we will make fixed payments to the counterparty and if a credit event occurs with respect to the applicable issuer, we will deliver the issuer’s defaulted securities underlying the swap to the swap counterparty and the counterparty will pay us par for the defaulted securities. Alternatively, a credit default swap may be cash settled and the buyer of protection would receive the difference between the par value and the market value of the issuer’s defaulted debt securities from the seller of protection.

Credit default swaps are subject to the credit risk of the underlying issuer. If we are selling credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, a credit event will occur and we will have to pay the counterparty. If we are buying credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, no credit event will occur and we will receive no benefit for the premium paid. The success of our hedging transactions will depend on our ability to correctly predict movements and interest rates. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings or debt arrangements being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

A derivative transaction is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In some cases, we may post collateral to secure our obligations to the counterparty, and we may be required to post additional collateral upon the occurrence of certain events such as a decrease in the value of the reference security or other asset. In some cases, the counterparty may not collateralize any of its obligations to us. Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage.

We may form one or more CLOs, which may subject us to certain structured financing risks.

To finance investments, the Fund may securitize certain of its secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. It is possible that an interest in any such CLO held by us may be considered a “non-qualifying” portfolio investment for purposes of the 1940 Act.

If the Fund creates a CLO, the Fund will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable the Fund to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If the Fund does not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and the Fund is unable to obtain cash from other sources necessary to satisfy this requirement, the Fund may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the shares.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to the Fund for distribution to shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by the Fund as owner of equity interests in the CLO.

The manager for a CLO that the Fund creates may be the Fund, the Investment Adviser or an affiliate, and such manager may be entitled to receive compensation for structuring and/or management services. To the extent the Investment Adviser or an affiliate other than the Fund serves as manager and the Fund is obligated to compensate the Investment Adviser or the affiliate for such services, the Fund, the Investment Adviser or the affiliate will implement offsetting arrangements to assure that the Fund, and indirectly, Fund shareholders, pay no additional management fees to the Investment Adviser or the affiliate in connection therewith. To the extent the Fund serves as manager, the Fund will waive any right to receive fees for such services from the Fund (and indirectly its shareholders) or any affiliate.

Debt obligations are subject to credit and interest rate risks which may adversely affect the performance of our investments.

Debt portfolios are subject to credit and interest rate risks. “Credit risk” refers to the likelihood that an issuer will default in the payment of principal and/or interest on an instrument. Financial strength and solvency of an issuer are the primary factors influencing credit risk. In addition, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. Credit risk may change over the life of an instrument, and debt obligations which are rated by rating agencies are often reviewed by such agencies and may be subject to downgrade.

“Interest rate risk” refers to the risks associated with market changes in interest rates. Interest rate changes may affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). General interest rate fluctuations may have a substantial negative impact on the Fund’s investments, the value of the Fund’s common shares and the Fund’s rate of return on invested capital. An increase in interest rates could decrease the value of any investments held by the Fund that earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high-yield bonds, and also could increase the Fund’s interest expense, thereby decreasing its net income. In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including the index chosen, frequency of reset and reset caps or floors, among other factors). This risk will be greater for long-term securities than for short-term securities. Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules. The Fund may attempt to minimize the exposure of the portfolios to interest rate changes through the use of interest rate swaps, interest rate futures, interest rate options and/or other hedging strategies. However, there can be no guarantee that the Advisers will be successful in mitigating the impact of interest rate changes on the portfolios.

Factors that may affect market interest rates include, without limitation, inflation, deflation, slow or stagnant economic growth or recession, unemployment, money supply, governmental monetary policies, international disorders and instability in domestic and foreign financial markets. In particular, the United States Federal Reserve has begun raising interest rates and has indicated its intention to continue raising interest rates in the near to medium term. In addition, various other central banks (including the European Central Bank) have begun or have signaled their intention to begin to taper the quantitative easing or “QE” programs instituted following the global financial crisis. These QE programs maintained interest rates at historically low levels, and the tapering of these programs is expected to result in rising interest rates, which could impact the availability of attractive financing to the Fund and its portfolio companies. Although in general central banks are expected to seek to increase interest rates gradually, the United States Federal Reserve has raised interest rates more quickly than some had forecasted, and there is no guarantee that interest rates will in fact be raised gradually. There may be significant unexpected movements in interest rates, including as central banks unwind QE programs, which movements could have adverse effects on portfolio companies and the economy as a whole. In light of the foregoing, and more generally, the Fund expects that it will periodically experience imbalances in the interest rate sensitivities of its assets and liabilities and the relationships of various interest rates to each other, which could adversely affect their performance.

In addition, to the extent that the Fund may be leveraged, movements in the level of interest rates may affect the returns from these assets more significantly than other assets in some instances. The structure and nature of the debt encumbering an investment may therefore be an important element to consider in assessing the interest risk of the investment. In particular, the type of facilities, maturity profile, rates being paid, fixed versus variable components and covenants in place (including the manner in which they affect returns to equity holders) are crucial factors in assessing any interest rate risk. You should also be aware that a change in the general level of interest rates can be expected to lead to a change in the interest rate we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold and may result in a substantial increase in the amount of Incentive Fees payable to our Advisor with respect to the portion of the Incentive Fee based on income. Interest rates have risen in recent months, and the risk that they may continue to do so is pronounced.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

The Fund is subject to the risk that investments in our portfolio companies may be repaid prior to maturity. When this occurs, the Fund will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, the Fund’s results of operations could be materially adversely affected if one or more portfolio companies elect to prepay amounts owed to the Fund. Additionally, prepayments, net of prepayment fees, could negatively impact the Fund’s return on equity.

Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impact our business, financial condition and earnings.

Various social and political tensions in the United States and around the world may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets and may cause further economic uncertainties in the United States and worldwide. In particular, the consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chains may impact our portfolio companies. Such consequences also may increase our funding cost or limit our access to the capital markets. The Advisers do not know when or for how long the financial markets will be affected by such events and cannot predict the effects of any such events in the future on the U.S. economy and securities markets.

The current political climate has intensified concerns about a potential trade war between China and the U.S., as each country has imposed tariffs on the other country’s products. These actions may trigger a significant reduction in international trade, the oversupply of certain manufactured goods, substantial price reductions of goods and possible failure of individual companies and/or large segments of China’s export industry, which could have a negative impact on our performance. U.S. companies that source material and goods from China and those that make large amounts of sales in China would be particularly vulnerable to an escalation of trade tensions. Uncertainty regarding the outcome of the trade tensions and the potential for a trade war could cause the U.S. dollar to decline against safe haven currencies, such as the Japanese yen and the euro. Events such as these and their consequences are difficult to predict and it is unclear whether further tariffs may be imposed or other escalating actions may be taken in the future. Any of these effects could have a material adverse effect on our business, financial condition and results of operations.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. There remains uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

We may be impacted by general European economic conditions.

The success of the Fund’s investment activities could be affected by general economic and market conditions in Europe and in the rest of the world, as well as by changes in applicable laws and regulations (including laws relating to taxation of our investments), trade barriers, currency exchange controls, rate of inflation, currency depreciation, asset re-investment, resource self-sufficiency and national and international political and socioeconomic circumstances in respect of the European and other non-U.S. countries in which the Fund may invest. These factors will affect the level and volatility of securities prices and the liquidity of the Fund’s investments, which could impair the Fund’s profitability or result in losses. General fluctuations in the market prices of securities and interest rates may affect the Fund’s investment opportunities and the value of the Fund’s investments. The Fund may maintain substantial trading positions that can be adversely affected by the level of volatility in the financial markets; the larger the positions, the greater the potential for loss. Declines in the performance of national economies or the credit markets in certain jurisdictions have had a negative impact on general economic and market conditions globally, and as a result, could have a material adverse effect on the Fund’s business, financial condition and results of operations. In particular, the consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chains may impact our portfolio companies. Such consequences also may increase our funding cost or limit our access to the capital markets.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

The Advisers’ financial condition may be adversely affected by a significant general economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Advisers’ businesses and operations (including those of the Fund). A recession, slowdown and/or sustained downturn in the global economy (or any particular segment thereof) could have a pronounced impact on the Fund and could adversely affect the Fund’s profitability, impede the ability of the Fund’s portfolio companies to perform under or refinance their existing obligations and impair the Fund’s ability to effectively deploy its capital or realize its investments on favorable terms.

Recently, central banks such as the Federal Reserve Bank have been increasing interest rates in an effort to slow the rate of inflation. There is a risk that increased interest rates may cause the economy to enter a recession. Any such recession would negatively impact the businesses in which we invest and our business. These impacts may include:

•
severe declines in the market price of our securities or net asset value;
•
inability of the Fund to accurately or reliably value its portfolio;
•
inability of the Fund to comply with certain asset coverage ratios that would prevent the Fund from paying dividends to our stockholders and that could result breaches of covenants or events of default under our credit agreement;
•
inability of the Fund to pay any dividends and distributions or service its debt;
•
inability of the Fund to maintain its status as a RIC under the Code;
•
declines in the value of our investments;
•
increased risk of default or bankruptcy by the companies in which we invest;
•
increased risk of companies in which we invest being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern;
•
limited availability of new investment opportunities;
•
inability for us to replace our existing leverage when it becomes due or replace it on terms as favorable as our existing leverage; and
•
general threats to the Fund’s ability to continue investment operations and to operate successfully as a BDC.

In addition, economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could adversely affect global economic conditions and world markets and, in turn, could adversely affect the Fund’s performance.

Any of the foregoing events could result in substantial or total losses to the Fund in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in a portfolio company’s capital structure.

The United Kingdom’s exit from the European Union may create significant risks and uncertainty for global markets and the Fund’s investments.

On January 31, 2020, the United Kingdom (the “UK”) formally withdrew and ceased being a member of the European Union (the “EU”). Following this, the UK entered into a transition period which lasted for the remainder of 2020, during which period the UK was subject to applicable EU laws and regulations. The transition period expired on December 31, 2020, and EU law no longer applies in the UK.

On December 30, 2020, the UK and the EU signed an EU-UK Trade and Cooperation Agreement (“UK/EU Trade Agreement”), which applies from January 1, 2021 and sets out the foundation of the economic and legal framework for trade between the UK and the EU. As the UK/EU Trade Agreement is a new legal framework, the implementation of the UK/EU Trade Agreement may result in uncertainty in its application and periods of volatility in both the UK and wider European markets throughout 2021 and beyond. The UK’s exit from the EU is expected to result in additional trade costs and disruptions in this trading relationship. While the UK/EU Trade Agreement provides for the free trade of goods, it provides only general commitments on market access in services together with and a “most favoured nation” provision which is subject to many exceptions. Furthermore, there is the possibility that either party may impose tariffs on trade in the future in the event that regulatory standards between the EU and the UK diverge. The terms of the future relationship may cause continued uncertainty in the global financial markets, and adversely affect the performance of the Fund.

Volatility resulting from this uncertainty may mean that the returns of the Fund’s investments are affected by market movements, the potential decline in the value of Sterling or Euro, and the potential downgrading of UK sovereign credit rating.

MiFID II obligations could have an adverse effect on the ability of the Advisers and its MiFID-authorized EEA affiliates to obtain and research in connection with the provision of an investment service.

The Recast European Union Directive on Markets in Financial Instruments (“MiFID II”) came into effect on January 3, 2018, and imposes regulatory obligations in respect of providing financial services in the European Economic Area (“EEA”) by EEA banks and EEA investment firms providing regulated services (each an “Investment Firm”). Each of the Advisers is a non-EEA investment company and is, therefore, not subject to MiFID II but can be indirectly affected. The regulatory obligations imposed by MiFID II may impact, and constrain the implementation of, the investment strategy of the Fund. MiFID II restricts Investment Firms’ ability to obtain research in connection with the provision of an investment service. For example, Investment Firms providing portfolio management or independent investment advice may purchase investment research only at their own expense or out of specifically dedicated research payment accounts agreed upon with their clients. Research will also have to be unbundled and paid separately from the trading commission. EEA broker-dealers will unbundle research costs and invoice them to Investment Firms separated from dealing commissions.

Therefore, in light of the above, MiFID II could have an adverse effect on the ability of the Advisers and their MiFID- authorized EEA affiliates to obtain and to provide research. The new requirements regarding the unbundling of research costs under MiFID II are not consistent with market practice in the United States and the regulatory framework concerning the use of commissions to acquire research developed by the SEC, although the SEC has issued temporary no-action letters to facilitate compliance by firms with the research requirements under MiFID II in a manner that is consistent with the U.S. federal securities laws. The Advisers’ access to third-party research may nonetheless be significantly limited. Some EEA jurisdictions extend certain MiFID II obligations also to other market participants (e.g., Alternative Investment Fund Managers) under national law. There is very little guidance, and limited market practice, that has developed in preparation for MiFID II. As such, the precise impact of MiFID II on the Advisers and the Fund cannot be fully predicted at this stage.

Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital, which would harm our ability to achieve our investment objectives.

Since June 30, 2020, broker-dealers have been required to comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on broker-dealers participating in our offerings cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend our offerings to retail customers. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonable alternatives in the best interests of their clients. Reasonable alternatives to the Fund exist and may have lower expenses and/or lower investment risk than the Fund. Under Regulation Best Interest, broker-dealers participating in our offerings must consider such alternatives in the best interests of their clients. If Regulation Best Interest reduces our ability to raise capital in our offerings, it would harm our ability to create a diversified portfolio of investments and achieve our investment objectives and would result in our fixed operating costs representing a larger percentage of our gross income.

We are exposed to heightened credit and liquidity risks in the current environment.

We are in the midst of significant market, economic and geopolitical uncertainty and instability and a rapidly changing investment environment. Investing in highly volatile environments presents certain inherent risks, including reduced market liquidity and increased credit risk, as well as less certainty in core assumptions in respect of a particular investment or an investment strategy as a whole. While such investment environments provide the opportunity for significant returns, they also present significant risks, many of which cannot be predicted, managed or hedged against. Beginning in the fourth quarter of 2008, world financial markets experienced extraordinary market conditions, including, among other things, extreme losses and volatility in securities markets and the dislocation of credit markets. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these European Union “peripheral nations” to continue to service their sovereign debt obligations. Despite assistance packages to Greece, Ireland and Portugal, the creation of a joint European Union-International Monetary Fund European Financial Stability Facility in May 2010, and expanded financial assistance to Greece, uncertainty over the outcome of the European Union governments’ financial support programs and worries about sovereign finances persist. During 2011, a variety of macro and micro economic factors contributed to instability in the financial markets in the U.S. and in other jurisdictions worldwide. These factors include, but are not limited to, certain downgrades by credit agencies of sovereign debt and credit ratings, including the downgrade by Standard and Poor’s of the credit rating of the United States, strained political processes relating to the market for sovereign debt, fluctuations in prices for certain commodities and concerns about economic growth and political stability. The shock to the global financial markets and the resulting instability in the developed global economies have increased the volatility of asset values and the risks of doing business generally, both of which are expected to continue in the short, medium and long terms.

The already challenged global economic and political environment may be adversely affected by events outside the Fund’s control, such as changes in government policies, directives in the credit sector and other areas, the impact of the COVID-19 pandemic and resulting increase in sovereign debt, political instability, terrorist attacks, social unrest and rioting or military action affecting areas abroad and taxation and other political, economic or social developments in or affecting the world. Policymakers in many advanced economies have publicly acknowledged the need to urgently adopt credible strategies to contain public debt and excessive fiscal deficits and later bring them down to more sustainable levels, which pressures may be acutely present in following of the conclusion of stimulus measures introduced in response to the COVID-19 pandemic. The implementation of these policies may restrict economic recovery.

A portfolio company’s failure to satisfy financial or operating covenants imposed by the Fund or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the ability of the Fund’s portfolio company to meet its obligations under the debt securities that the Fund holds. The Fund may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of the Fund’s portfolio companies were to go bankrupt, even though the Fund or one of its affiliates may have structured its interest in such portfolio company as senior debt, depending on the facts and circumstances, including the extent to which the Fund or one of its affiliates actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize the Fund’s debt holding as equity and subordinate all or a portion of the Fund’s claim to claims of other creditors.

The Advisers cannot predict how long the financial markets will continue to be affected by these events and cannot predict the effects of these or similar events in the future on the Fund, the global economy and the global securities markets. An investment in the Fund may not be appropriate for all prospective investors. A prospective investor should carefully consider his or her ability to assume these risks before making an investment in the Fund.

Investments in covenant-lite loans may expose us to different and increased risks.

Although the Investment Adviser generally expects the transaction documentation of some portion of the Fund’s investments to include covenants and other structural protections, a portion of the Fund’s investments may be composed of so-called “covenant-lite loans.” Generally, covenant-lite loans either do not have certain maintenance covenants that would require the issuer to maintain debt service or other financial ratios or do not contain common restrictions on the ability of the issuer to change significantly its operations or to enter into other significant transactions that could affect its ability to repay such loans. Ownership of covenant-lite loans may expose the Fund to different risks, including with respect to liquidity, price volatility and ability to restructure loans, than is the case with loans that have financial maintenance covenants. As a result, the Fund’s exposure to losses may be increased, which could result in an adverse impact on the issuer’s ability to comply with its obligations under the loan. In addition, in the current economic environment, the market prices of covenant-lite loans may be depressed.

Our investments in non-U.S. companies may expose us to additional risks.

To the extent any portion of the Fund’s investments may be in securities of non-U.S. companies in order to provide diversification or to complement the Fund’s U.S. investments, the Fund may be exposed to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks may be more pronounced for portfolio companies located or operating primarily in emerging markets, whose economies, markets and legal systems may be less developed. The consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to global trade may exacerbate these risks.

In regards to the regulatory requirements for business development companies, some of these investments may not qualify as investments in “eligible portfolio companies,” and thus may not be considered “qualifying assets.” “Eligible portfolio companies” generally include U.S. companies that are not investment companies and that do not have securities listed on a national exchange. If at any time less than 70% of our gross assets are comprised of qualifying assets, including as a result of an increase in the value of any non-qualifying assets or decrease in the value of any qualifying assets, we would generally not be permitted to acquire any additional non-qualifying assets until such time as 70% of our then current gross assets were comprised of qualifying assets. We would not be required, however, to dispose of any non-qualifying assets in such circumstances.

Although it is anticipated that most of the Fund’s investments will be denominated in U.S. dollars, its investments that are denominated in a non-U.S. currency will be subject to the risk that the value of a particular currency may change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. The Fund may employ hedging techniques to minimize these risks, but it can offer no assurance that it will, in fact, hedge currency risk or, that it does, that such strategies will be effective. As a result, a change in currency exchange rates may adversely affect the Fund’s profitability.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

The lack of liquidity in certain of our investments may adversely affect our business.

The Fund may invest in securities, loans, derivatives or other assets, for which no (or only a limited) liquid market exists or that are subject to legal or other restrictions on the transfer of such assets and will generally less liquid than publicly traded securities.

The market value of the Fund’s investments will fluctuate due to a variety of factors that are inherently difficult to predict including, among other things, changes in market rates of interest, general economic conditions, economic conditions in particular industries, the condition of financial markets, prevailing credit spreads, domestic or international economic or political events, and the financial condition of the issuers of the Fund’s investments. In addition, the lack of an established, liquid secondary market for many of the Fund’s investments may have an adverse effect on the market value of the Fund’s investments and on the Fund’s ability to dispose of them. Therefore, no assurance can be given that, if the Fund is determined to dispose of a particular investment, it could dispose of such investment at the previously prevailing market price. In addition, if the Fund is required to liquidate all or a portion of its portfolio quickly, the Fund may realize significantly less than the value at which the Fund had previously recorded its investments.

The sale of illiquid assets and restricted securities often requires more time and results in higher brokerage charges or dealer discounts and other selling expenses than does the sale of securities eligible for trading on national securities exchanges or in the over-the-counter markets. Restricted securities may sell at a price lower than similar securities that are not subject to restrictions on resale. Moreover, during periods when the market for such assets is illiquid, the Investment Adviser and any placement agent, as applicable, may not be able to efficiently dispose of or accurately determine the value of the Fund’s investments in such assets, in which case distributions may be delayed.

A portion of the Fund’s investments will consist of securities that are subject to restrictions on resale by the Fund for reasons including that they were acquired in a “private placement” transaction or that the Fund is deemed to be an affiliate of the issuer of such securities. Generally, the Fund will be able to sell such securities without restriction to other large institutional investors but may be restrained in its ability to sell them to other investors. If restricted securities are sold to the public, the Fund may be deemed to be an underwriter or possibly a controlling person with respect thereto for the purposes of the Securities Act of 1933 (the “Securities Act”) and be subject to liability as such under the Securities Act.

The Investment Adviser or its affiliates may, from time to time, possess material non-public information, limiting the Investment Adviser’s investment discretion. The Investment Adviser’s investment professionals, Investment Committee or their respective affiliates may serve as directors of, or in a similar capacity with, companies in which the Fund invests. In the event that material non-public information is obtained with respect to such companies, or the Fund became subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law, the Fund could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on the Fund and, consequently, your interests as an investor.

As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Investments for which market quotations are not readily available will be valued at fair value based upon the principles and methods of valuation set forth in the Valuation Procedures. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Fund’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material, and, as a result, there may be uncertainty regarding the value of the Fund’s portfolio investments. The Fund’s net asset value could be adversely affected if determinations regarding the fair value of these investments were materially higher than the values ultimately realized upon the disposal of such investments.

Our ability to achieve our investment objective depends on the ability of the Advisers to manage and support our investment process. If the Advisers or BlackRock were to lose any members of their respective senior management teams, our ability to achieve our investment objective could be significantly harmed.

The success of the Fund will be highly dependent on the financial and managerial expertise of the Advisers and their personnel. The loss of one or more Voting Members (as defined below in “Investment Committee and Decision-Making”) could have a material adverse effect on the performance of the Fund. Although the Advisers will devote a significant amount of its efforts to the Fund’s portfolio, it actively manages investments for other clients and investment professionals are not required to (and will not) devote all of their time to the Fund’s portfolio. Our success will depend to a significant extent on the continued service and coordination of our Advisers, including their key professionals. The departure of a significant number of key professionals from the Advisers could have a material adverse effect on our ability to achieve our investment objective. The Advisers do not have employment agreements with any of these key professionals and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or the Advisers. Further, we do not intend to separately maintain key person life insurance on any of these individuals.

We are not managed by BlackRock, but rather one of its subsidiaries and may not replicate the success of that entity or BlackRock.

Our investment strategies differ from those of BlackRock or its affiliates. As a BDC, we are subject to certain investment restrictions that do not apply to BlackRock. Our performance may be lower or higher than the performance of other entities managed by BlackRock or its affiliates and their past performance is no guarantee of our future results.

Our business model depends upon the development and maintenance of strong referral relationships with other asset managers and investment banking firms.

We are substantially dependent on our informal relationships, which we use to help identify and gain access to investment opportunities. If we fail to maintain our relationships with key firms, or if we fail to establish strong referral relationships with other firms or other sources of investment opportunities, we will not be able to grow our portfolio of equity investments and achieve our investment objective. In addition, persons with whom we have informal relationships are not obligated to inform us of investment opportunities, and therefore such relationships may not lead to the origination of equity or other investments. Any loss or diminishment of such relationships could effectively reduce our ability to identify attractive portfolio companies that meet our investment criteria, either for direct equity investments or for investments through private secondary market transactions or other secondary transactions.

Changes in interest rates and currency exchange rates may affect our cost of capital and net investment income.

The Advisers are authorized to use various investment strategies such as short sales and derivative transactions to hedge interest rate and currency risks. These strategies are generally accepted as portfolio management techniques and are regularly used by many investment funds and other institutional investors. Techniques and instruments may change over time as new instruments and strategies are developed or regulatory changes occur. The Advisers may use any or all such types of interest rate and currency hedging transactions at any time and no particular strategy will dictate the use of one transaction rather than another. The choice of any particular interest rate and currency hedging transactions will be a function of numerous variables, including market conditions. However, the Fund may seek to acquire floating-rate assets based on the same index or currency as its floating-rate liabilities.

Although the Advisers intend to engage in interest rate and/or currency hedging transactions only for hedging and risk management purposes and not for speculation, use of interest rate and currency hedging transactions involves certain risks. These risks include (i) the possibility that the market will move in a manner or direction that would have resulted in gain for the Fund had interest rate or currency hedging transactions not been utilized, in which case it would have been better had the Fund not engaged in the interest rate or currency hedging transactions, (ii) the risk of imperfect correlation between the risk sought to be hedged and the interest rate or currency hedging transactions utilized and (iii) potential illiquidity for the hedging instrument utilized, which may make it difficult for the Fund to close out or unwind one or more interest rate or currency hedging transactions.

The Fund is also authorized to enter into certain hedging and short sale transactions, referred to herein as “Defensive Hedge Transactions,” for the purpose of protecting the market value of a Fund investment for a period of time without having to currently dispose of such Fund investment. Such Defensive Hedge Transactions may be entered into when the Fund is legally restricted from selling a Fund investment or when the Fund otherwise determines that it is advisable to decrease its exposure to the risk of a decline in the market value of a Fund investment. There can be no assurance that the Fund will accurately assess the risk of a market value decline with respect to a Fund investment or enter into an appropriate Defensive Hedge Transaction to protect against such risk. Furthermore, the Fund is not obligated to enter into any Defensive Hedge Transaction.

The Fund may, from time to time, employ various investment programs including the use of derivatives, short sales and swap transactions. There can be no assurance that any such investment program will be undertaken successfully.

We may invest in credit derivatives that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

In addition to hedging and short sale transactions entered into for the purpose of interest rate hedging and Defensive Hedge Transactions, the Fund is also authorized to make investments in the form of hedging and short sale transactions. These investments are referred to herein as “Structured Product Transactions” and are more generally known as credit derivatives. These transactions generally provide for the transfer from one counterparty to another of certain credit risks inherent in the ownership of a financial asset such as a bank loan or a high yield security. Such risks include, among other things, the risk of default and insolvency of the obligor of such asset, the risk that the credit of the obligor or the underlying collateral will decline or that credit spreads for like assets will change (thus affecting the market value of the financial asset). The transfer of credit risk pursuant to a credit derivative may be complete or partial, and may be for the life of the related asset or for a shorter period. Credit derivatives may be used as a risk management tool for a pool of financial assets, providing the Fund with the opportunity to gain or reduce exposure to one or more reference loans or other financial assets (each, a “Reference Asset”) without actually owning or selling such assets in order, for example, to increase or reduce a concentration risk or to diversify a portfolio. Conversely, credit derivatives may be used by the Fund to reduce exposure to an owned asset without selling it in order, for example, to maintain relationships with clients, avoid difficult transfer restrictions, manage illiquid assets or hedge declining credit quality of the financial asset.

The Fund would typically enter into a Structured Product Transaction in order to permit the Fund to realize the same or similar economic benefit of owning one or more Reference Assets on a leveraged basis. However, because the Fund would not own the Reference Assets, the Fund may not have any voting rights with respect to the Reference Assets, and in such cases all decisions related to the obligors on the Reference Assets, including whether to exercise certain remedies, will be controlled by the swap counterparties. In addition, the Fund will not benefit from general rights applicable to the holders of the Reference Assets, such as the right to indemnity and rights of setoff. The economic performance of the Reference Assets will largely depend upon the ability of the actual lenders or holders or their agents or trustees to administer the Reference Assets. Moreover, in monitoring and enforcing the lenders’ or holders’ rights under related documentation and in consenting to or proposing amendments to the terms included in such documentation, the actual lenders or holders will not have any obligation to consider the economic interests of the Fund.

Credit derivatives are subject to many of the same types of risks described above in “Risk Factors—Changes in interest rates and currency exchange rates may affect our cost of capital and net investment income”; for example, in the event that the Fund enters into a credit derivative with a counterparty who subsequently becomes insolvent or files for bankruptcy, the credit derivative may be terminated in accordance with its terms and the Fund’s ability to realize its rights under the credit derivative could be adversely affected.

The use of leverage will significantly increase the sensitivity of the market value of the credit derivatives to changes in the market value of the Reference Assets. The Reference Assets are subject to the risks related to the credit of their underlying obligors. These risks include the possibility of a default or bankruptcy of the obligors or a claim that the pledging of collateral to secure a loan constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the obligors or nullified under applicable law. See “Item 1A. Risk Factors—Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment” and “—We could be subject to lender liability and equitable subordination” for a description of some of these risks.

In October 2020, the SEC adopted Rule 18f-4 under the 1940 Act regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations. Under Rule 18f-4, which BDCs were required to comply with no later than August 19, 2022, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under Rule 18f-4. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit the Fund’s ability to use derivatives and/or enter into certain other financial contracts.

Posting collateral exposes us to additional risks of our counterparties.

Where the Fund enters into an OTC derivative contract or a securities financing transaction, it may be required to pass collateral to the relevant counterparty. Collateral that the Fund posts to a counterparty that is not segregated with a third-party custodian may not have the benefit of customer-protected “segregation” of such assets. Therefore in the event of the insolvency of a counterparty or broker, the Fund may become subject to the risk that it may not receive the return of its collateral or that the collateral may take some time to return if the collateral becomes available to the creditors of the relevant counterparty or broker. In addition the Fund is subject to the risk that it will be unable to liquidate collateral provided to it to cover a counterparty default. The Fund is also subject to the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events.

Where cash collateral received by the Fund is re-invested, the Fund will be exposed to the risk of a failure or default of the issuer of the relevant security in which the cash collateral has been invested.

Where collateral is posted to a counterparty by way of a title transfer collateral arrangement or where the Fund grants a right of re-use under a security collateral arrangement which is subsequently exercised by the counterparty, the Fund will only have an unsecured contractual claim for the return of equivalent assets. In the event of the insolvency of a counterparty, the Fund shall rank as an unsecured creditor and may not receive equivalent assets or recover the full value of the assets. Shareholders should assume that the insolvency of any counterparty would result in a loss to the Fund, which could be material. In addition, assets subject to a right of re-use by a counterparty may form part of a complex chain of transactions over which the Fund or its delegates will not have any visibility or control.

Because the passing of collateral is effected through the use of standard contracts, the Fund may be exposed to legal risks such as the contract may not accurately reflect the intentions of the parties or the contract may not be enforceable against the counterparty in its jurisdiction of incorporation.

Borrowings expose us to additional risks and could adversely affect our business, financial condition and results of operations.

An investment in the Fund is subject to the risks of leverage to the extent that leverage is employed by the Fund. Leverage arises as a consequence of borrowing money. Leverage has the effect of magnifying both gains and losses. The leverage in which the Fund may engage will increase returns to shareholders if the investments held by the Fund earn a greater return than expected, but will also magnify losses to shareholders if the investments held by the Fund fail to earn as much as expected or operate a loss.

Subject to the restrictions on borrowings described herein, the Fund may from time to time enter into loan agreements with third parties to provide working capital for the Fund. The Fund may borrow or use other forms of leverage on a secured or an unsecured basis for any purpose, including increasing investment capacity, covering operating expenses, making redemption or dividend payments or for clearance of transactions.

The use of leverage creates increased risk of loss and is considered a speculative investment technique. The use of leverage magnifies the potential gains and losses from an investment and increases the risk of loss of capital. Borrowing money to purchase securities may provide an opportunity for greater capital appreciation, but, at the same time, increases the Fund’s exposure to capital risk and higher current expenses through interest charges, fees imposed by lenders and transaction costs. To the extent that income derived by the Fund from investments purchased with borrowed funds is greater than the cost of borrowing, the Fund’s income will be greater than if borrowing had not been used. Conversely, if the income from investments purchased from these sources is not sufficient to cover the cost of the leverage, the Fund’s investment income will be less than if leverage had not been used, and the amount available for ultimate distribution to the holders of Common Shares will be reduced. The extent to which the gains and losses associated with leveraged investing are increased will generally depend on the degree of leverage employed. The Fund may, under some circumstances, be required to dispose of investments under unfavorable market conditions in order to maintain its leverage, thus causing the Fund to recognize a loss that might not otherwise have occurred. In the event of a sale of investments upon default under the Fund’s borrowing arrangements, secured creditors will be contractually entitled to direct such sales and may be expected to do so in their interest, rather than in the interests of the holders of Common Shares. Holders of Common Shares will incur losses if the proceeds from a sale in any of the foregoing circumstances are insufficient, after payment in full of amounts due and payable on leverage, including administrative expenses, to repay such holder’s investments in the Common Shares. As a result, you could experience a total loss of your investment. Any decrease in the Fund’s revenue would cause the Fund’s net income to decline more than it would have had the Fund not borrowed funds and could negatively affect the Fund’s ability to make distributions to shareholders. The ability to service any debt that the Fund has or may have outstanding depends largely on its financial performance and is subject to prevailing economic conditions and competitive pressures.

There is no limitation on the percentage of portfolio investments that can be pledged to secure borrowings. If loans are collateralized with portfolio investments that decrease in value, the Fund may be obliged to provide additional collateral to the lender or sell positions at a loss to avoid liquidation of the pledged investments. Any such liquidation could result in substantial losses. Except as described herein, such borrowings may not be subject to any limitations on the amount or terms of borrowings other than those imposed by the lender. The amount of leverage that the Fund employs at any particular time will depend on the Investment Adviser’s assessments of market and other factors at the time of any proposed borrowing.

Pursuant to the terms of any borrowings, we may be required to comply with certain financial and operational covenants, including (i) restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets; (ii) restrictions on our ability to make distributions and other restricted payments under certain circumstances; (iii) restrictions on extraordinary events, such as mergers, consolidation and sales of assets; (iv) restrictions on our ability to incur liens and incur indebtedness; and (v) maintenance of a minimum level of shareholders’ equity. There are no assurances that we will continue to comply with such covenants. Failure to comply with such covenants would result in a default under the applicable borrowing agreement which, if we were unable to obtain a waiver from the respective lenders thereunder, could result in an acceleration of repayments.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of leverage at December 31, 2022, which represented borrowings equal to 41.6% of our total assets. On such date, we also had $228.5 million in total assets; $207.6 million in total investments; an average cost of funds of 5.1% based on contractual terms at December 31, 2022; $95.0 million aggregate principal amount of debt outstanding; and $117.7 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our investment portfolio at December 31, 2022 to obtain an assumed return to us. From this amount, interest expense (calculated by multiplying the weighted-average interest rate of 5.1% by the $95.0 million of debt) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2022 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may vary.

Assumed Return on Portfolio (Net of Expenses Other than Interest)	-10.0%	-5.0%	0.0%	5.0%	10.0%
Corresponding Return to Common Shareholders	-19.2%	-10.4%	-1.5%	7.3%	16.1%

The assumed portfolio return in the table is based on SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. The table also assumes that we will maintain a constant level of leverage. The amount of leverage that we use will vary from time to time.

We generally will not control our portfolio companies.

The Fund may not be in a position to exercise control over its portfolio companies or to prevent decisions by management of its portfolio companies that could decrease the value of the Fund’s investments.

The Fund does not generally intend to take controlling equity positions in its portfolio companies. To the extent that the Fund does not hold a controlling equity interest in a portfolio company, the Fund is subject to the risk that such portfolio company may make business decisions with which the Fund disagrees, and the shareholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to the Fund’s interests. Due to the lack of liquidity for the debt and equity investments that the Fund typically holds in its portfolio companies, the Advisers may not be able to dispose of its investments in the event the Advisers disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of its investments.

In addition, the Fund may not be in a position to control any portfolio company by investing in its debt securities. As a result, the Fund is subject to the risk that a portfolio company in which it invests may make business decisions with which it disagrees and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve the Fund’s interests as debt investors.

Board or committee participation may limit our ability to sell investments.

It is possible that the Fund, through members of the Investment Adviser’s Investment Committee, will be represented on the boards of directors or creditor committees of some of the companies in which the Fund makes investments (although the Fund has no obligation to seek representation on any such boards or committees). While such representation may be important to the Investment Adviser’s investment strategy and should enhance the Investment Adviser’s ability to manage the Fund’s investments, it may also have the effect of impairing the ability of the Fund to sell the related investments when, and upon the terms, it might otherwise desire, including as a result of applicable securities laws. Under its current policies, the Investment Adviser restricts personal trading by the members of the Investment Committee and its other employees in issuers under the Investment Adviser’s consideration or in which the Fund or Client Accounts have an investment.

The Fund may become involved in third-party litigation.

The Fund’s investment activities subject it to the normal risks of becoming involved in litigation by third parties. This risk is somewhat greater where the Fund exercises control or significant influence over a portfolio company’s direction, including as a result of board participation. The expense of defending against claims made against the Fund by third parties and paying any amounts pursuant to settlements or judgments would, to the extent that (i) the Fund has not been able to protect itself through indemnification or other rights against the portfolio company or (ii) is not entitled to such protections or (iii) the portfolio company is not solvent, be borne by the Fund pursuant to indemnification obligations and reduce net assets. The Advisers and others are indemnified by the Fund in connection with such litigation, subject to certain conditions.

We could be subject to lender liability and equitable subordination.

In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. While believed to be unlikely, because of the nature of certain of the Fund investments, the Fund could be subject to allegations of lender liability.

In addition, under common law principles that in some cases form the basis for lender liability claims, if a lending institution (i) intentionally takes an action that results in the under capitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence to dominate or control a borrower to the detriment of the other creditors of such borrower, a court may elect to subordinate the claim of the offending lending institution to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of certain of the Fund investments and investments in an obligor by affiliates of the Fund, the Fund could be subject to claims from creditors of an obligor that Fund investments issued by such obligor that are held by the Fund should be equitably subordinated. A significant number of Fund investments are expected to involve investments in which the Fund would not be the lead creditor. It is, accordingly, possible that lender liability or equitable subordination claims affecting the Fund investments could arise without the direct involvement of the Fund.

Inaccurate projections could adversely affect the performance of our investments.

The Fund may rely upon projections, forecasts or estimates developed by the Advisers and/or a portfolio company concerning the portfolio company’s future performance and cash flow. Projections, forecasts and estimates are forward-looking statements and are based upon certain assumptions. Actual events are difficult to predict and beyond the Fund’s control. Actual events may differ from those assumed. Some important factors which could cause actual results to differ materially from those in any forward-looking statements include changes in interest rates; domestic and foreign business, market, financial or legal conditions; differences in the actual allocation of the Fund’s investments among different asset categories from those assumed herein; changes in the degree of leverage actually used by the Fund from time to time; the degree to which the Fund’s investments are hedged and the effectiveness of such hedges; and the terms of any borrowing agreements, among others. In addition, the degree of risk will be increased as a result of leveraging of the investments. Accordingly, there can be no assurance that estimated returns or projections can be realized or that actual returns or results will not be materially lower than those estimated therein.

Projections are inherently subject to uncertainty and factors beyond the control of the Advisers and the Fund. The inaccuracy of certain assumptions, the failure to satisfy certain financial requirements and the occurrence of other unforeseen events could impair the ability of the Fund to realize projected values and cash flow.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

The investment strategy of the Fund is highly competitive. The identification of attractive investment opportunities is difficult and involves a high degree of uncertainty. Consequently, there can be no assurance that the Advisers will be able to fully invest the proceeds of our Common Shares or that suitable investment opportunities will be identified which satisfy the Fund’s investment objective.

A reduction in market inefficiencies that provide opportunities may reduce the scope for the Fund’s investment strategies. In the event that the perceived mispricings underlying the Fund’s positions were to fail to converge toward, or were to diverge further from, relationships expected by the Advisers, the Fund may incur a loss. Further, the investments utilized in implementing such strategies may include derivatives, such as options, that are themselves inherently volatile in the context of specific market movements.

In making investments, the Fund or its affiliates compete with a broad spectrum of investors. Some of the Fund’s existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Fund does. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to BlackRock. In addition, some of the Fund’s competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than the Fund. The Fund cannot assure you that the competitive pressures the Fund faces will not have a material adverse effect on its business, financial condition and results of operations.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (3) attempt to preserve or enhance the value of our initial investment.

We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. Our failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make such follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, because we are inhibited by compliance with BDC requirements or because we desire to maintain our tax status.

The Advisers will exercise discretion in selecting brokers and dealers to execute transactions on our behalf.

Pursuant to the Advisory Agreement and the Sub-Advisory Agreement, the Advisers have discretion to select brokers and dealers to execute transactions as agent on behalf of the Fund. This discretion is subject to the approval and oversight of the Board of Trustees. The Fund is not committed to continue its relationship with any broker or dealer it selects for any minimum period and the Advisers may select more than one broker to act as prime broker to the Fund.

In selecting brokers to effect portfolio transactions for the Fund, the Advisers make the decision on the basis of best execution and considers such factors as the ability of the brokers to effect the transactions, the brokers’ facilities, reliability and financial responsibility and the provision or payment (or the rebate to the Fund for payment) of the costs of brokerage or research products or services. The Advisers need not solicit competitive bids and does not have an obligation to seek the lowest available commission cost. Accordingly, if the Advisers determine in good faith that the commissions charged by a broker are reasonable in relation to the value of the brokerage and research products or services provided by such broker, the Fund may pay commissions to such broker in an amount greater than the amount another broker might charge.

Research products or services provided to the Advisers may include research reports on particular industries and companies, economic surveys and analyses, recommendations as to specific securities and other products and services (e.g., quotation equipment and expenses) and providing lawful and appropriate assistance to the Advisers in the performance of their investment decision-making responsibilities.

Commissions or “soft dollars,” if used to pay for research products or services, will fall within the safe harbor for soft dollars created by Section 28(e) of the Exchange Act, and use of “soft dollars,” if any, will comply at all times with the rules of the Financial Conduct Authority to the extent required by applicable law. Under Section 28(e), research obtained with soft dollars generated by the Fund may be used by the Advisers to service accounts other than the Fund. Where a product or service provides both research and non-research assistance to the Advisers, a portion of the cost of the product or service, based upon a reasonable allocation between the two types of uses, may be paid for with soft dollars.

The Fund’s securities transactions can be expected to generate brokerage commissions and other compensation, all of which the Fund, not the Advisers, is obligated to pay. The Advisers have complete discretion in deciding what brokers and dealers the Fund uses and in negotiating the rates of compensation the Fund pays. In addition to using brokers as “agents” and paying commissions, the Fund may buy or sell securities directly from or to dealers acting as principals at prices that include markups or markdowns, and may buy securities from underwriters or dealers in public offerings at prices that include compensation to the underwriters and dealers.

We may incur losses as a result of errors.

The Fund may on occasion experience errors with respect to trades placed on its behalf by the Advisers An error is generally compensable from the Advisers to the Fund when it is a mistake (whether an action or inaction) in which the Advisers have, in the Advisers’ reasonable view, deviated from the applicable standard of care in managing the Fund’s assets.

Trade errors (and similar errors) may occur and, subject to applicable law, the Fund may be responsible for any resulting losses in the absence of the gross negligence (as determined in accordance with the laws of the State of Delaware) of the Advisers or their affiliates or personnel. Examples of such trade errors may include, without limitation, (i) the placement of orders (either purchases or sales) in excess of the amount of securities the Fund intended to trade; (ii) the sale (or purchase) of a security when it should have been purchased (or sold); (iii) the purchase or sale of the wrong security; (iv) the purchase or sale of a security contrary to regulatory restrictions or the Fund’s investment guidelines or restrictions; (v) incorrect allocations of trades; (vi) keystroke errors that occur when entering trades into an electronic trading system; and (vii) typographical or drafting errors related to derivatives contracts or similar agreements. Mistakes may also occur in connection with other activities that may be undertaken by the Advisers and their affiliates and personnel, such as net asset value calculation, transfer agent activities (i.e., processing subscriptions and withdrawals), fund accounting, trade recording and settlement and other matters.

The Advisers make determinations regarding errors pursuant to their policies on a case-by-case basis, in their discretion, based on factors they consider reasonable, including regulatory requirements and business practices. The Advisers generally will endeavor to detect trade errors prior to settlement and correct and/or mitigate them in an expeditious manner. The Advisers may also consider whether it is possible to adequately address a mistake through cancellation, reallocation of losses and gains or other means. To the extent an error is caused by a counterparty, such as a broker-dealer, the Advisers may seek to recover any losses associated with such error from the counterparty. The determination whether to seek compensation from a counterparty and whether to accept any amount in settlement of such a matter will be made by the Advisers in their sole discretion.

Compensation for Errors. When the Advisers determines that reimbursement by the Advisers is appropriate, the Fund will be compensated as determined in good faith by the Advisers. The Advisers will follow their guidelines regarding these matters in light of all of the facts and circumstances related to an error. In general, compensation is expected to be limited to direct and actual losses, which may be calculated relative to comparable conforming investments, market factors and benchmarks and with reference to other factors the Advisers considers relevant. Compensation generally will not include any amounts or measures that the Advisers determine are speculative or uncertain, including potential opportunity losses resulting from delayed investment or sale as a result of correcting an error or other forms of consequential or indirect losses. In addition, losses may also be capped at the value of the actual loss, particularly when the outcome of a differing investment would in the Advisers’ view be speculative or uncertain or in light of reasonable equitable considerations.

Reprocessing Net Asset Value Errors and Compensation of Shareholders. The Advisers follow materiality guidelines to determine when individual shareholder accounts will be restated (credited or debited) in respect of particular errors, and to handle certain net asset value-related errors that occur in the Fund’s operation (including, without limitation, errors made in the processing of subscriptions and withdrawals). Under these guidelines, when a compensable error by the Advisers occurs, the Advisers may reimburse the Fund in an amount according to its policies without the Fund reprocessing individual shareholder accounts. Reprocessing of individual shareholder accounts generally will only occur when the error is of a size that exceeds the materiality threshold for reprocessing. This means that an error below the materiality threshold may disadvantage shareholders during the period the error persists, but reimbursement may benefit shareholders at the time of reimbursement and may not, in either event, be allocated to, or in proportion to, the specific shareholders whose interests were negatively affected by the error.

We may be subject to the risks of the credit or liquidity problems of our contractual counterparties.

The Fund may effect a portion of its transactions in “over-the-counter” or “interdealer” markets or through private transactions. The participants in such markets and the counterparties in such private transactions are typically not subject to credit evaluation and regulatory oversight as are members of “exchange-based” markets. This may expose the Fund to the risk that a counterparty will not settle a transaction because of a credit or liquidity problem, thus causing the Fund to suffer a loss. Counterparty risk is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Fund has concentrated its transactions with a single or small group of counterparties. The Fund is not restricted from dealing with any particular counterparty or from concentrating any or all of its transactions with one counterparty. The Fund manages counterparty risk by entering into transactions only with counterparties that they believe have the financial resources to honor their obligations and by monitoring the financial stability of those counterparties. Financial assets, which potentially expose the Fund to market, issuer and counterparty credit risks, consist principally of investments in portfolio companies. The extent of the Fund’s exposure to market, issuer and counterparty credit risks with respect to these financial assets is generally approximated by their fair value recorded in the Consolidated Statements of Assets and Liabilities. The Fund is also exposed to credit risk related to maintaining all of its cash at a major financial institution.

The Fund is subject to systemic risk.

The Fund may be subject to risk arising from a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which the Fund interacts on a daily basis.

There can be no assurance that any risk control framework will achieve its objective.

No risk control system is fail-safe, and no assurance can be given that any risk control framework employed by the Advisers will achieve its objective. Target risk limits developed by the Advisers may be based upon historical trading patterns for the securities and financial instruments in which the Fund invests. To the extent such risk control framework (or the assumptions underlying it) does not prove to be correct, the Fund may not perform as anticipated, which could result in substantial losses. All models ultimately depend upon the judgment of the Advisers and the assumptions embedded in the framework. No assurance can be given that such historical trading patterns will accurately predict future trading patterns.

We will be obligated to pay certain fees and expenses regardless of our performance and results of operations.

The Fund will incur obligations to pay operating, legal, accounting, auditing, custodial and other related fees and expenses, including the Advisory Fee. In addition, the Fund will incur obligations to pay brokerage commissions, option premiums and other transaction costs to securities brokers and dealers. The foregoing fees and expenses are payable regardless of whether the Fund realizes any profits from its investment operations. In accordance with the governing agreements, amounts owing to the Fund’s creditors will be paid before amounts are distributed to shareholders. It is possible that the Fund will not realize any profits in excess of such amounts. Distributions in respect of the Fund’s common shares are not guaranteed, and shareholders shall not have recourse to any assets or property of the Advisers, any of their affiliates or any of the Fund’s other service providers in connection therewith.

The Fund is subject to laws that restrict it from dealing with entities, individuals, organizations and/or investments which are subject to applicable sanctions regimes.

Accordingly, the Fund will require shareholders to represent and warrant, on a continuing basis, that it is not, and that to the best of its knowledge or belief its beneficial owners, controllers or authorized persons (“Related Persons”) (if any) are not; (i) named on any list of sanctioned entities or individuals maintained by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) or pursuant to EU and/or UK Regulations (as the latter are extended to the Cayman Islands by Statutory Instrument), (ii) operationally based or domiciled in a country or territory in relation to which sanctions imposed by the United Nations, OFAC, the EU and/or the UK apply, or (iii) otherwise subject to sanctions imposed by the United Nations, OFAC, the EU or the UK (including as the latter are extended to the Cayman Islands by Statutory Instrument) (collectively, a “Sanctions Subject”).

Where the shareholder or a Related Person is or becomes a Sanctions Subject, the Fund may be required immediately and without notice to the shareholder to cease any further dealings with the shareholder and/or the shareholder’s interest in the Fund until the shareholder ceases to be a Sanctions Subject, or a license is obtained under applicable law to continue such dealings (a “Sanctioned Persons Event”). The Fund, the Administrator and the Advisers shall have no liability whatsoever for any liabilities, costs, expenses, damages and/or losses (including but not limited to any direct, indirect or consequential losses, loss of profit, loss of revenue, loss of reputation and all interest, penalties and legal costs and all other professional costs and expenses) incurred by the shareholder as a result of a Sanctioned Persons Event. In addition, should any investment made on behalf of the Fund subsequently become subject to applicable sanctions, the Fund may immediately and without notice to the shareholder cease any further dealings with that investment until the applicable sanctions are lifted or a license is obtained under applicable law to continue such dealings.

Legislative and regulatory changes may adversely affect our costs of compliance or the value of our investments.

The Fund may invest in assets and securities that may entail unusual risks, including contradictory legislation, incomplete, unclear and changing laws, ignorance or breaches of regulations on the part of other market participants, lack of established or effective avenues for legal redress and lack of standard practices and confidentiality customs. In addition, legal, tax, and regulatory changes, as well as judicial decisions, could adversely affect the Fund. In particular, the regulatory environment relevant to the Fund and the Advisers is evolving and may entail increased regulatory involvement or result in ambiguity or conflict among legal or regulatory schemes, all of which could adversely affect the investment or trading strategies pursued by the Advisers or the value of investments. For example, the current administration has taken steps to rejoin the Paris climate accord of 2015 and incentivize certain clean energy technologies, cancel the Keystone XL pipeline, provide military support to Ukraine and change immigration enforcement priorities. Other potential changes that could be pursued by the current presidential administration could include an increase in the corporate income tax rate; changes to regulatory enforcement priorities; and spending on clean energy and infrastructure. It is impossible to predict how changes in policy or regulation will affect the investments of the Fund, but such changes may significantly increase the Fund’s costs of compliance or may necessitate the untimely liquidation of the Fund’s investments.

Additional risks arising from the differences in expressed policy preferences among the various constituencies in the branches of the U.S. government has led in the past, and may lead in the future, to short-term or prolonged policy impasses, which could, and has, resulted in shutdowns of the U.S. federal government. U.S. federal government shutdowns, especially prolonged shutdowns, could have a significant adverse impact on the economy in general and could impair the ability of issuers to raise capital in the securities markets. Any of these effects could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to obtain all required state licenses.

The Fund intends to engage in loan origination activities. Certain jurisdictions have enacted laws or regulations that require lenders engaged in loan origination to obtain a finance lenders license and restrict loan origination activity absent a license. The costs, regulatory burden and restrictions imposed by these laws and regulations may have a significant negative impact on the Fund and the Advisers. In addition, the license application process may entail the disclosure of the identity of certain shareholders. The Fund may elect to forego or limit investments in certain jurisdictions rather than incur the costs and burden of obtaining and maintaining a required license.

The outbreak of epidemics/pandemics could adversely affect the performance of our investments.

Certain illnesses spread rapidly and have the potential to significantly adversely affect the global economy. For instance, a 2019 novel coronavirus, first detected in China in December 2019 and later spreading internationally (“COVID-19”), resulted in closing borders, enhanced health screenings, healthcare service preparation and delivery, quarantines, cancellations, disruptions to supply chains and customer activity and market volatility, as well as general concern and uncertainty. The impact of this coronavirus, and other epidemics and pandemics that may arise in the future, could affect the economies of many nations, individual companies and the market in general in ways that cannot necessarily be foreseen at the present time. In addition, the impact of infectious diseases in developing or emerging market countries may be greater due to less established health care systems. Health crises caused by the recent coronavirus outbreak may exacerbate other pre-existing political, social and economic risks in certain countries. The impact of the outbreak may be short term or may last for an extended period of time, and could have an adverse impact on the Fund, its ability to achieve its investment objective and its investments. Any pandemic or outbreak of other disease epidemics, together with any containment or other remedial measures (including governmental measures) undertaken or imposed, may have an adverse impact on the Fund’s value, the Fund’s investments and the Fund’s ability to make new investments.

General economic conditions could adversely affect the performance of our investments.

The success of the activities of the Fund will be affected by general economic and market conditions, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, trade barriers, currency exchange controls and national and international political circumstances (such as changes in foreign investment policies). These factors may affect the level and volatility of securities prices and the liquidity of the investments. Volatility or illiquidity could impair the Fund’s profitability or result in losses.

The economies of individual countries in emerging and frontier markets may differ favorably or unfavorably from the economy of a developed country in such respects as growth of gross domestic product, rate of inflation, currency depreciation, asset reinvestment, resource self-sufficiency and balance of payments position. Further, the economies of such countries generally are heavily dependent upon international trade and, accordingly, have been, and may continue to be adversely affected by trade barriers, exchange controls, managed adjustments in relative currency values and other protectionist measures imposed or negotiated by the countries with which they trade. These economies also have been and may continue to be adversely affected by economic conditions in the countries with which they trade. The economies of certain of these countries may be based, predominantly, on only a few industries and may be vulnerable to changes in trade conditions and may have higher levels of debt or inflation.

Various social and political tensions around the world may contribute to increased market volatility, may have long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide. In particular, the consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chains may impact our portfolio companies. Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, inflation has increased to its highest level in decades, and the Federal Reserve has been raising the federal funds rate in response. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and the Fund’s investments may not keep pace with inflation, which may result in losses to shareholders. As inflation increases, the real value of our shares and dividends therefore may decline. In addition, during any periods of rising inflation, interest rates of any debt securities issued by the Fund would likely increase, which would tend to further reduce returns to shareholders. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and our investments may not keep pace with inflation, which may result in losses to our shareholders. This risk is greater for fixed-income instruments with longer maturities.

Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies during recent years have led to increased governmental as well as self-regulatory scrutiny of the private investment fund industry in general. Certain legislation proposing greater regulation of the industry periodically is considered by various jurisdictions. It is impossible to predict what, if any, changes in the regulations applicable to the Fund and/or the Advisers, the markets in which they trade and invest, or the counterparties with which they do business, may be instituted in the future. Any such regulation could have a material adverse impact on the profit potential of the Fund.

Uncertainty regarding the Euro and the Eurozone could adversely affect the value of our investments.

The deterioration of the sovereign debt of several countries, together with the risk of contagion to other, more stable, countries, exacerbated the global economic crisis. There is a continued possibility that Eurozone countries could be subject to an increase in borrowing costs. This situation as well as the United Kingdom’s referendum have raised a number of uncertainties regarding the stability and overall standing of the European Economic and Monetary Union. The departure or risk of departure from the Euro by one or more Eurozone countries could lead to the reintroduction of national currencies in one or more Eurozone countries or, in more extreme circumstances, the possible dissolution of the Euro entirely. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of the Fund’s investments. Shareholders should carefully consider how any potential changes to the Eurozone and European Union may affect their investment in the Fund.

Governmental intervention in the financial markets may increase volatility.

In response to a recession, economic slowdown or financial market instability, governments and regulators may choose to intervene by implementing austerity measures and reforms, as seen in the 2007-2008 global financial crisis. There is no guarantee a government or regulatory intervention will have the desired effect and any such intervention may result in social unrest, limit future growth and economic recovery or have unintended consequences. Additionally, such interventions have sometimes been unclear in scope and application, resulting in confusion and uncertainty which in itself has been detrimental to the efficient functioning of financial markets. It is impossible to predict with certainty what temporary or permanent governmental restrictions may be imposed on the markets in the future and/or the effect of such restrictions on the Advisers’ ability to implement the Fund’s investment objective, the European or global economy or the global securities market. Instability in the global financial markets or government intervention may increase the volatility of the Fund and hence the risk of loss to the value of your investment.

We may face a breach of our cyber security, which could result in adverse consequences to our operations and exposure of confidential information.

The Fund or any of the service providers, including the Advisers, may be subject to risks resulting from cybersecurity incidents and/or technological malfunctions. A cybersecurity incident is an event that may cause a loss of proprietary information, data corruption or a loss of operational capacity. Cybersecurity incidents can result from deliberate cyber-attacks or unintentional events. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems (e.g. through hacking or malicious software coding) for the purposes of misappropriating assets or sensitive information, corrupting data, releasing confidential information without authorization or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites, which may make network services unavailable to intended users. The issuers of securities and counterparties to other financial instruments in which the Fund invests may also be subject to cybersecurity incidents.

Cybersecurity incidents may cause the Fund to suffer financial losses, interfere with the Fund’s ability to calculate its net asset value, impede trading, disrupt the ability of shareholders to subscribe for, exchange or redeem their units, violate privacy and other laws and incur regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. Cyber-attacks may render records of assets and transactions of the Fund, shareholder ownership of units, and other data integral to the functioning of the Fund inaccessible, inaccurate or incomplete. In addition, substantial costs may be incurred in order to prevent any cybersecurity incidents in the future which may adversely impact the Fund.

While the Fund and the Advisers have established business continuity plans and risk management strategies to seek to prevent cybersecurity incidents, there are inherent limitations in such plans and strategies, including the possibility that certain risks have not been identified given the evolving nature of the threat of cyber-attacks. Furthermore, neither of the Fund or the Advisers can control the business continuity plans or cybersecurity strategies put in place by other service providers to the Fund or issuers of securities and counterparties to other financial instruments in which the Fund invests. The Advisers rely on third party service providers for many of their day-to-day operations and will be subject to the risk that the protections and policies implemented by those service providers will be ineffective to protect the Fund from cyber-attack.

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our ability to pay dividends.

Our business is dependent on our and third parties’ communications and information systems. Further, in the ordinary course of our business we or the Investment Adviser may engage certain third party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our business activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;
•
disease pandemics;

•
events arising from local or larger scale political or social matters, including terrorist acts; and
•
cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect our ability to pay dividends to our stockholders.

Changes relating to the LIBOR calculation process, the phase-out of LIBOR and the use of replacement rates for LIBOR may adversely affect the value of our portfolio securities.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. Since December 31, 2021, all sterling, euro, Swiss franc and Japanese yen LIBOR settings and the 1-week and 2-month U.S. dollar LIBOR settings have ceased to be published or are no longer representative, and after June 30, 2023, the overnight, 1-month, 3-month, 6-month and 12-month U.S. dollar LIBOR settings will cease to be published or will no longer be representative. Various financial industry groups have begun planning for the transition away from LIBOR, but there are challenges to converting certain securities and transactions to a new reference rate (e.g., the Secured Overnight Financing Rate (“SOFR”), which is intended to replace the U.S. dollar LIBOR).

Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.

The state of New York has adopted legislation that requires LIBOR-based contracts that do not include a fallback to a rate other than LIBOR or an inter-bank quotation poll to use a SOFR-based rate plus a spread adjustment. On March 15, 2022, President Biden signed into law the Adjustable Interest Rate (LIBOR) Act, which provides for the automatic replacement of U.S. Dollar LIBOR with a benchmark replacement selected by the Board of Governors of the Federal Reserve System in certain instruments that contain no LIBOR transition or fallback language. The New York and federal statues each include safe harbors from liability, which may limit the recourse the Fund may have if the alternative reference rate does not fully compensate the Fund for the transition of an instrument from LIBOR.

The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations, financial condition, and unit price. In addition, the transition to a successor rate could potentially cause (i) increased volatility or illiquidity in markets for instruments that currently rely on LIBOR, (ii) a reduction in the value of certain instruments held by the Fund, or (iii) reduced effectiveness of related Fund transactions, such as hedging.

In addition, the transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of our business.

Certain Tax Risks

Legislative or regulatory tax changes could adversely affect investors.

Developments in the tax laws of the United States or other jurisdictions, which may be applied retroactively, could have a material effect on the tax consequences to shareholders, the Fund and/or the entities in which the Fund invests. Such legislation could affect shareholders, even if not specifically targeted at such shareholders. Moreover, the interpretation and application of tax laws and regulations by certain tax authorities may not be clear, consistent or transparent. For example, legislation has been proposed that would modify key aspects of the tax Code, including by increasing tax rates.

Each prospective shareholder should be aware that developments in the tax laws of the United States or other jurisdictions, may alter the tax consequences and other tax considerations discussed herein and that shareholders may be required to provide certain information to the Fund (which may be provided to the IRS or other taxing authorities) or may cause the Fund or the shareholders to be subject to other adverse consequences as a result of such change in tax laws.

Based on the types of investments likely to be made directly or indirectly by the Fund and uncertainty as to the potential tax treatment of certain investment structures, no assurance can be given that any tax planning objectives of the Fund or any particular shareholders will be achieved. None of the Advisers or any of their affiliates are obligated to consider the potential tax or other objectives of any shareholder. Each prospective shareholder is urged to consult its tax advisor to determine the U.S. federal, state, local and non-U.S. income tax and other tax consequences of acquiring, holding and disposing of Common Shares in light of its particular circumstances, including as a result of changes in tax laws.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

Although the Fund intends to qualify as a RIC, no assurance can be given that the Fund will be able to maintain RIC status. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to shareholders, the Fund generally must meet the annual distribution, source-of-income and asset diversification requirements.

The annual distribution requirement for a RIC will generally be satisfied if the Fund distributes at least 90% of its ordinary income and net short-term capital gain in excess of net long-term capital loss, if any, to shareholders. To qualify as a RIC, the Fund generally must also meet certain asset diversification requirements at the end of each calendar quarter and source-of-income tests on an annual basis. Failure to meet these tests may result in the Fund having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because the Fund anticipates that most of its investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses.

If the Fund fails to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate-level income taxes could substantially reduce the Fund’s net assets, the amount of income available for distribution and the amount of the Fund’s distributions.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, the Fund may include in income certain amounts that the Fund not yet received in cash, such as original issue discount, which may arise if the Fund receives warrants in connection with the making of a loan or possibly in other circumstances, or PIK interest, which represents contractual interest added to the loan balance and due in the future, often only at the end of the loan. Such original issue discount, which could be significant relative to the Fund’s overall investment activities, or increases in loan balances as a result of PIK arrangements are generally included in the Fund’s taxable income before the Fund receives any corresponding cash payments. The Fund also may be required to include in income certain other amounts that it does not receive in cash or may be subject to limitations on the deductibility of certain of the Fund’s cash expenses.

Since the Fund may recognize taxable income before or without receiving cash representing such income or may be subject to limitations on the deductibility of the Fund’s losses and expenses, the Fund may have difficulty meeting the tax requirement to distribute at least 90% of the Fund’s ordinary income and net short-term capital gain in excess of net long-term capital loss, if any, to maintain the Fund’s status as a RIC. Accordingly, the Fund may have to sell some of its investments at times the Advisers would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements.

All investors should review “U.S. Federal Income Tax Matters” for a discussion of certain additional risk factors.

Risks Related to the Fund’s Regulation and Operation as a BDC

Our Board of Trustees may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.

The Board of Trustees has the authority to modify or waive the Fund’s operating policies and strategies without prior notice and without shareholder approval. The Fund cannot predict the effect any changes to its current operating policies and strategies would have on the Fund’s business, operating results or value of the Common Shares. Nevertheless, the effects could adversely affect the Fund’s business and impact the Fund’s ability to make distributions and cause you to lose all or part of your investment.

The Advisers’ potential liability under the Advisory Agreement and Sub-Advisory Agreement is limited.

The Advisers have not assumed any responsibility to the Fund other than to render the services described in the Advisory Agreement and Sub-Advisory Agreement, respectively, and will not be responsible for any action of the Board of Trustees in declining to follow the Advisers’ advice or recommendations. Pursuant to the Advisory Agreement and the Sub-Advisory Agreement, the Advisers and their members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it will not be liable to the Fund for their acts under the Advisory Agreement and Sub-Advisory Agreement, absent bad faith, misconduct, willful misfeasance, negligence or reckless disregard in the performance of their duties. The Fund has agreed to indemnify, defend and protect the Advisers and their members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entity affiliated with it with respect to all damages, liabilities, costs and expenses resulting from acts of the Advisers not arising out of bad faith, misconduct, willful misfeasance, negligence or reckless disregard in the performance of their duties under the investment and management agreement. These protections may lead the Advisers to act in a riskier manner when acting on behalf of the Fund than it would when acting for their own account.

The Advisers and their affiliates, including our officers and some of our Trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders. In addition, we may be obligated to pay the Investment Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

The incentive compensation payable by the Fund to the Investment Adviser may create an incentive for the Investment Adviser to make investments on the Fund’s behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive compensation is determined may encourage the Investment Adviser to take additional risk to increase the return on the Fund’s investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain of the Fund’s debt investments and may accordingly result in a substantial increase in the amount of incentive compensation payable to the Investment Adviser with respect to the Fund’s cumulative investment income. Although the incentive compensation is subject to a total return hurdle, the Investment Adviser may have some ability to accelerate the realization of gains to obtain incentive compensation earlier than it otherwise would when it may be in the Fund’s best interests to not yet realize gains. The Board of Trustees monitors the Investment Adviser’s management of the Fund’s investment program in the best interests of shareholders.

The resignation of the Advisers could adversely affect our business, financial condition and results of operations.

The Investment Adviser has the right, under the Advisory Agreement, to resign at any time upon not less than 120 days’ written notice, whether the Fund has found a replacement or not. The Sub-Adviser has the right, under the Sub-Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, whether the Fund has found a replacement or not. If the Advisers resign, the Fund may not be able to find a new investment advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within the necessary timeframe, or at all. If the Fund unable to do so quickly, its operations are likely to experience a disruption, its financial condition, business and results of operations as well as its ability to pay distributions are likely to be adversely affected. In addition, the coordination of the Fund’s internal management and investment activities is likely to suffer if the Fund is unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Advisers and their affiliates. Even if the Fund is able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with the Fund’s investment objective may result in additional costs and time delays that may adversely affect the Fund’s financial condition, business and results of operations.

The requirement that we invest a sufficient portion of our assets in Qualifying Assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a BDC.

As a BDC, the Fund is prohibited from acquiring any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of the Fund’s total assets are qualifying assets. If the Fund does not invest a sufficient portion of its assets in qualifying assets, the Fund will be prohibited from investing in additional non-qualifying assets, which could have a material adverse effect on the Fund’s business, financial condition and results of operations. Similarly, these rules could prevent the Fund from making follow-on investments in existing portfolio companies (which could result in the dilution of the Fund’s position) or could require the Fund to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If the Fund needs to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, the Fund may have difficulty in finding a buyer and, even if a buyer is found, the Fund may have to sell the investments at a substantial loss.

Failure to maintain our status as a BDC could have an adverse effect on our business.

The Fund intends to qualify as business development companies under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of business development companies. For example, BDCs are prohibited from making any unqualifying investments unless at least 70% of their total assets are invested in qualifying investments which are primarily securities of private or thinly-traded U.S. companies, cash, cash equivalents, U.S. Government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against the Fund and/or expose the Fund to claims of private litigants.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates (including portfolio companies of Other Clients) without the prior approval of a majority of the independent members of our Board of Trustees and, in some cases, the SEC Any person that owns, directly or indirectly, 5% or more of the Fund’s outstanding voting securities or is managed by the Advisers will generally be an affiliate of the Fund for purposes of the 1940 Act and the Fund is generally prohibited from participating in certain transactions such as co-investing with, or buying or selling any security from or to, such affiliate, absent the prior approval of the Independent Trustees and, in some cases, of the SEC. However, the Advisers and the funds managed by the Advisers have received an exemption from certain SEC regulations prohibiting transactions with affiliates. The exemptive order requires that certain procedures be followed prior to making an investment subject to the order and such procedures could in certain circumstances adversely affect the price paid or received by the Fund or the availability or size of the position purchased or sold by the Fund. The Advisers may also face conflicts of interest in making investments pursuant to the exemptive order.

The 1940 Act also prohibits certain “joint” transactions with certain affiliates of the Fund, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of the Independent Trustees and, in some cases, of the SEC.

The Fund is prohibited from buying or selling any security from or to any person who owns more than 25% of the Fund’s voting securities and from or to certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC (other than certain limited situations pursuant to current regulatory guidance). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances relating to the particular transaction. Similar restrictions limit the Fund’s ability to transact business with its officers or directors or their affiliates.

Our Advisers and their affiliates and employees may have certain conflicts of interest.

As a global provider of investment management, risk management and advisory services to institutional and retail clients, BlackRock, the Investment Adviser and their respective affiliates (for purposes of this discussion of potential conflicts, the “BlackRock Entities”), engage in a broad spectrum of activities, including sponsoring and managing a variety of public and private investment funds, funds of funds and separate accounts across fixed income, liquidity, equity, alternative investment and real estate strategies; providing financial advisory services; providing technology infrastructure and analytics under the BlackRock Solutions® brand and engaging in certain broker-dealer activities and other activities. Although the relationships and activities of the BlackRock Entities should help enable these entities to offer attractive opportunities and services to the Fund, such relationships and activities create certain inherent actual and potential conflicts of interest. In the ordinary course of business, the BlackRock Entities engage in activities where their interests or the interests of their clients may conflict with the interests of the Fund, certain investors or a group of investors, or the Fund’s investments. The following discussion enumerates certain potential and actual conflicts of interest.

Allocation of Investment Opportunities. The BlackRock Entities manage and advise numerous accounts for clients around the world, such as registered and unregistered funds and owners of separately managed accounts (collectively, “Client Accounts”). Client Accounts include funds and accounts in which the BlackRock Entities or their personnel have an interest (“BlackRock Accounts”). Certain of these Client Accounts have investment objectives, and utilize investment strategies, that are similar to the Fund’s. As a result, certain investments may be appropriate for the Fund and also for other Client Accounts. The BlackRock Entities’ allocation of investment opportunities among various Client Accounts presents inherent potential and actual conflicts of interest, particularly where an investment opportunity is limited. These potential conflicts are exacerbated in situations where BlackRock is entitled to higher fees and incentive compensation from certain Client Accounts than from other Client Accounts (including the Fund), where the portfolio managers making an allocation decision are entitled to an incentive fee, carried interest or other similar compensation from such other Client Accounts, or where there are differences in proprietary investments in the Fund and other Client Accounts. The prospect of achieving higher compensation or greater investment return from another investment vehicle or separate account than from the Fund provides incentives for the Advisers or other BlackRock Entities to favor the other investment vehicle or separate account over the Fund when, for example, allocating investment opportunities that the Advisers believe could result in favorable performance. It is the policy of BlackRock not to make decisions based on the foregoing interests or greater fees or compensation.

Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities or is managed by the Investment Adviser will generally be an affiliate of the Fund for purposes of the 1940 Act and the Fund is generally prohibited from participating in certain transactions such as co-investing with, or buying or selling any security from or to, such affiliate, absent the prior approval of the Independent Trustees and, in some cases, of the SEC. However, the Investment Adviser and the funds managed by the Investment Adviser have received an order providing an exemption from certain SEC regulations prohibiting transactions with affiliates (the “Order”). The Order requires that certain procedures be followed prior to making an investment subject to the Order and such procedures could in certain circumstances adversely affect the price paid or received by the Fund or the availability or size of the position purchased or sold by the Fund. The Investment Adviser may also face conflicts of interest in making investments pursuant to the Order.

The 1940 Act also prohibits certain “joint” transactions with certain of the Fund’s affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of the Independent Trustees and, in some cases, of the SEC. The Fund is prohibited from buying or selling any security from or to any person who owns more than 25% of the Fund’s voting securities and from or to certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC (other than certain limited situations pursuant to current regulatory guidance). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances relating to the particular transaction. Similar restrictions limit the Fund’s ability to transact business with its officers or directors or their affiliates.

To address actual and potential conflicts associated with allocation of investments, BlackRock has developed an investment allocation policy (the “Investment Allocation Policy”) and related guidelines. In addition, certain BlackRock Entities and business units have supplemental allocation policies for making allocation decisions among Client Accounts managed by such BlackRock Entities (together with the Investment Allocation Policy and related guidelines, the “Allocation Policy”). The Allocation Policy is intended to ensure that investment opportunities are allocated on a fair and equitable basis among Client Accounts over time, taking into account various factors including the Client Account’s investment objective, guidelines and restrictions and other portfolio construction considerations; available capital and liquidity needs; tax, regulatory and contractual considerations; risk or investment concentration parameters; supply or demand for a security at a given price level; size of available investment; unfunded capital commitments or cash availability and liquidity requirements; leverage limitations; regulatory restrictions; contractual restrictions (including with other clients); minimum investment size; relative size; and such other factors as may be relevant to a particular transaction or Client Account. The BlackRock Entities reserve the right to allocate investment opportunities appropriate for the investment objectives of the Fund and other Client Accounts in any other manner deemed fair and equitable by the BlackRock Entities consistent with the Allocation Policy, the Order and applicable law. The application of the Allocation Policy, the Order and the foregoing considerations may result in a particular Client Account, including the Fund, not receiving an allocation of an investment opportunity that has been allocated to other Client Accounts following the same or similar strategy, or receiving a smaller allocation than other Client Accounts or an allocation on an other than pro rata basis. Furthermore, as the investment programs of the Fund and the other applicable Client Accounts change and develop over time, additional issues and considerations may affect the Allocation Policy and the expectations of the BlackRock Entities with respect to the allocation of investment opportunities to the Fund and other Client Accounts. BlackRock and the Investment Adviser reserve the right to change the Allocation Policy and guidelines relating thereto from time to time without the consent of or notice to stockholders, subject to the disclosure requirements of applicable law.

As a general matter, it is expected the Fund will participate in investments deemed appropriate for the Fund’s strategy and either sourced by the investment personnel directly responsible for managing the Fund (though investments sourced by such personnel may also be allocated to other Client Accounts that may be managed by other investment teams) or made available for investment by the Fund pursuant to the terms of the Order.

Allocation of Expenses. Side-by-side management by the BlackRock Entities of the Fund and Client Accounts raises other potential and actual conflicts of interest, including those associated with allocating expenses attributable to the Fund and one or more other Client Accounts. The Investment Adviser and its affiliates will attempt to make such allocations on a basis that they consider to be fair and equitable to the Fund under the circumstances over time and considering such factors as it deems relevant. The allocations of such expenses may not be proportional, and any such determinations involve inherent matters of discretion, e.g., in determining whether to allocate pro rata based on number of Client Accounts or proportionately in accordance with asset size, or in certain circumstances determining whether a particular expense has a greater benefit to the Fund, other Client Accounts or the Investment Adviser and/or its affiliates.

Activities of Other Client Accounts. The BlackRock Entities will, from time to time, be actively engaged in transactions on behalf of other Client Accounts in the same investments, securities, derivatives and other instruments in which the Fund will directly or indirectly invest. Trading for certain other Client Accounts is carried out without reference to positions held directly or indirectly by the Fund and may have an effect on the value or liquidity of the positions so held or may result in another Client Account having an interest in an issuer adverse to that of the Fund.

Under certain circumstances and subject to the Order and applicable law, the Fund may invest directly or indirectly in a transaction in which one or more other Client Accounts are expected, or seek, to participate or already have made, or concurrently will make or seek to make, an investment. The Fund and the other Client Accounts may have conflicting interests and objectives in connection with such investments, including with respect to views on the operations or activities of the project or company involved, the targeted returns from the investment and the timeframe for, and method of, exiting the investment. For example, the Investment Adviser’s decisions on behalf of other Client Accounts to sell, redeem from or otherwise liquidate a security in which the Fund is invested may adversely affect the Fund, including by causing such investment to be less liquid or more concentrated, or by causing the Fund to no longer participate in a controlling position in the investment or to lose the benefit of certain negotiated terms, including, without limitation, fee discounts. Conflicts will also arise in cases where the Fund, directly or indirectly, and other Client Accounts invest in different parts of an issuer’s capital structure, including circumstances in which one or more Client Accounts may own private securities or obligations of an issuer and other Client Accounts may own public securities of the same issuer. If an issuer in which the Fund, directly or indirectly, and one or more other Client Accounts hold different classes of securities (or other assets, instruments or obligations issued by such issuer) encounters financial problems, decisions over the terms of any workout will raise potential conflicts of interests (including, for example, conflicts regarding the terms of recapitalizations and proposed waivers, amendments or enforcement of debt covenants). As a result, one or more Client Accounts may pursue or enforce rights with respect to a particular issuer in which the Fund has directly or indirectly invested, and those activities may have an adverse effect on the Fund. Because of the different legal rights associated with debt and equity of the same portfolio company, BlackRock expects to face a potential conflict of interest in respect of the advice given to, and the actions taken on behalf of, the Fund versus another Client Account (e.g., the terms of debt instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies). For example, if the Fund holds debt securities of an issuer and a Client Account directly or indirectly holds equity securities of the same issuer, then, if the issuer experiences financial or operational challenges, the Fund may seek a liquidation of the issuer in which it may be paid in full, whereas the Client Account, as a direct or indirect equity holder, might prefer a reorganization that holds the potential to create value for the equity holders. Similarly, if additional capital is necessary as a result of financial or other difficulties, or to finance growth of other opportunities, subject to the Order and applicable law and regulation, a Client Account may not provide such additional capital and the Fund may do so, or vice versa. In the event of an insolvency, bankruptcy or similar proceeding of an issuer, the Fund may be limited (by applicable law, courts or otherwise) in the positions or actions it may be permitted to take due to other interests held or actions or positions taken by other Client Accounts. In negotiating the terms and conditions of any such investments, or any subsequent amendments or waivers, the Investment Adviser and the other BlackRock Entities may find that their own interests, the interests of the Fund and/or the interests of one or more other Client Accounts could conflict. Any of the foregoing conflicts of interest will be discussed and resolved on a case-by-case basis. The resolution of such conflicts will take into consideration the interests of the relevant parties, the circumstances giving rise to the conflict, the Order to the extent applicable and applicable law. Stockholders should be aware that conflicts will not necessarily be resolved in favor of the Fund and that the Fund could be adversely affected by the actions taken by BlackRock Entities on behalf of Client Accounts.

In order to avoid or reduce the conflicts that may arise in cases where the Fund, directly or indirectly, and other Client Accounts invest in different parts of an issuer’s capital structure, or for other reasons, the Fund may choose not to invest in issuers in which other Client Accounts hold an existing investment, even if the Investment Adviser believes such investment opportunity to be attractive and otherwise appropriate for the Fund and is permitted under applicable law and regulation, which may adversely affect the performance of the Fund.

Other transactions by one or more Client Accounts also may have the effect of diluting the values or prices of investments held directly or indirectly by the Fund or otherwise disadvantaging the Fund. This may occur when portfolio decisions regarding the Fund are based on research or other information that is also used to support portfolio decisions for other Client Accounts. When a BlackRock Entity implements a portfolio decision or strategy on behalf of a Client Account other than the Fund ahead of, or contemporaneously with, similar portfolio decisions or strategies for the Fund (whether or not the portfolio decisions emanate from the same research analysis or other information), market impact, liquidity constraints or other factors could result in the Fund receiving less favorable investment results, and the cost of implementing such portfolio decisions or strategies for the Fund could increase, or the Fund could otherwise be disadvantaged.

Additionally, if the Fund makes an investment in a portfolio company in conjunction with an investment made by another Client Account, the Fund may not invest through the same investment vehicles, have the same access to credit or employ the same hedging or investment strategies as such other Client Account. This likely will result in differences in investment cost, investment terms, leverage and associated expenses between the Fund and any other Client Account. There can be no assurance that the Fund and the other Client Accounts will exit the investment at the same time or on the same terms, and there can be no assurance that the Fund’s return on such an investment will be the same as the returns achieved by any other Client Accounts participating in the transactions. Given the nature of these conflicts, there can be no assurance that the resolution of these conflicts will be beneficial to the Fund.

The BlackRock Entities may also, in certain circumstances and subject to the Order and applicable law and regulation, pursue or enforce rights or take other actions with respect to a particular issuer or investment jointly on behalf of the Fund and other Client Accounts. In such circumstances, the Fund may be adversely impacted by the other Client Accounts’ activities, and transactions for the Fund may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case had the other Client Accounts not pursued a particular course of action with respect to the issuer or investment. For example, one or more Client Accounts may dispose of or make an in kind distribution of its portion of an investment that is also held by the Fund and other Client Accounts, and such action may adversely affect the Fund and such other Client Accounts that continue to hold such investment.

Conflicts may also arise because portfolio decisions made by the Investment Adviser on behalf of the Fund may benefit other BlackRock Entities or Client Accounts, including BlackRock Accounts. For example, subject to the Order and applicable law and regulation, the Fund may invest directly or indirectly in the securities, bank loans or other obligations of issuers in which a Client Account has an equity, debt or other interest, or vice versa. In certain circumstances, the Investment Adviser may be incentivized not to undertake certain actions on behalf of the Fund in connection with such investments, in view of a BlackRock Entity’s or Client Account’s involvement with the relevant issuer or investment. Further, the Fund may also engage in investment transactions that result in other Client Accounts being relieved of obligations or otherwise divesting of investments that the Fund also holds or which cause the Fund to have to divest certain investments. The purchase, holding and sale of investments by the Fund may enhance the profitability of another Client Account’s own investments in and activities with respect to such investments.

Without limiting the generality of the foregoing, the Fund may invest, directly or indirectly, in equity of investments or issuers affiliated with the BlackRock Entities or in which a BlackRock Entity or a Client Account has a direct or indirect debt or other interest, or vice versa, and may acquire such equity or debt either directly or indirectly through public or private acquisitions. Such investments may benefit the BlackRock Entities or Client Accounts. In addition, the Investment Adviser may be incentivized not to undertake certain actions on behalf of the Fund in connection with such investments, in view of a BlackRock Entity’s or Client Account’s involvement with the relevant issuer or investment.

Moreover, the Investment Adviser’s investment professionals, its senior management and employees serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Fund. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in the best interests of the Fund or stockholders. In addition, certain of the personnel employed by the Investment Adviser or focused on the Fund’s business may change in ways that are detrimental to the Fund’s business.

Transactions Between Client Accounts. Each of the BlackRock Entities and the Investment Adviser reserve the right to conduct cross trades between the Fund and other Client Accounts in accordance with applicable legal and regulatory requirements. The Investment Adviser may cause the Fund to purchase securities or other assets from or sell securities or other assets to, or engage in other transactions with, other Client Accounts or vehicles when the Investment Adviser believes such transactions are appropriate and in the participants’ best interest, subject to applicable law and regulation. The Fund may enter into “agency cross transactions,” in which a BlackRock Entity may act as broker for the Fund and for the other party to the transaction, to the extent permitted under applicable law and regulation and the relevant Client Account governing documents. In such cases, the Investment Adviser and such other Client Accounts or BlackRock Entities, as applicable, may have a potentially conflicting division of loyalties and responsibilities regarding both parties to the transaction. To the extent that any provision of Section 11(a) of the Exchange Act, or any of the rules promulgated thereunder, is applicable to any transactions effected by the Investment Adviser, such transactions will be effected in accordance with the requirements of such provisions and rules.

Proxy Voting. The Board of Trustees has delegated to the Investment Adviser discretion with respect to voting and consent rights of the assets of the Fund. Consistent with applicable rules under the Advisers Act, BlackRock has adopted and implemented written proxy voting policies and procedures with respect to individual securities held by the Fund that are reasonably designed: (i) to ensure that proxies are voted, consistent with its fiduciary obligations, in the best interests of Client Accounts under the circumstances over time; and (ii) to prevent conflicts of interest from influencing proxy voting decisions made on behalf of clients. Nevertheless, when votes are cast in accordance with BlackRock’s proxy voting policy and in a manner that BlackRock believes to be consistent with its fiduciary obligations, actual proxy voting decisions made on behalf of one Client Account may have the effect of favoring or harming the interests of other Client Accounts, including the Fund. Stockholders may receive a copy of BlackRock’s proxy voting policy, upon request, and may also obtain a copy at: http://www.blackrock.com/corporate/en-us/about-us/responsible-investment/responsible-investment-reports.

Investment Terms of Other Client Accounts. The investment terms offered to other Client Accounts or to investors in other Client Accounts with similar investment objectives as the Fund may be different than those applicable to our stockholders and may create conflicts. In particular, with respect to investors in other Client Accounts that are managed as dedicated funds or with respect to other Client Accounts investing through separate accounts with similar investment objectives to the Fund, information sharing may, to the extent permitted under applicable law and regulation, be more extensive, detailed and timely as compared to information available to our stockholders, and the other Client Accounts’ liquidity may not be subject to the restrictions that apply to our stockholders.

Management of the Fund. In connection with the management of the Fund, the Board of Trustees and/or the Investment Adviser will have the right to make certain determinations on behalf of the Fund, in its discretion. Any such determinations may affect stockholders differently and some stockholders may be adversely affected by such determinations by the Board of Trustees or Investment Adviser. Stockholders may be situated differently in a number of ways, including being resident of, or organized in, various jurisdictions, being subject to different tax rules or regulatory structures and/or having different internally- or externally-imposed investment policies, restrictions or guidelines. As a result, conflicts of interest may arise in connection with decisions made by the Board of Trustees or the Investment Adviser that may be more beneficial for certain stockholders. In making determinations on behalf of the Fund, including in structuring and completing investments, the Investment Adviser intends to consider the investment and tax objectives of the Fund and the stockholders as a whole, not the investment, tax or other objectives of any stockholder individually.

Subject to applicable law, including the 1940 Act, and the terms of the applicable contracts with the Fund, BlackRock Entities may from time to time, and without notice to the Fund or stockholders, insource or outsource to third-parties, including parties which are affiliated with BlackRock, certain processes or functions in connection with a variety of services that they provide to the Fund in their administrative or other capacities. Such in-sourcing or outsourcing may give rise to potential conflicts of interest.

Limited Access to Information; Information Advantage of Certain BlackRock Clients. As a result of receiving client reports, service on a Client Account’s advisory board, affiliation with the Investment Adviser or otherwise, one or more BlackRock clients may have access to different information regarding the BlackRock Entities’ transactions, strategies or views, and may act on such information in accounts not controlled by the BlackRock Entities, which may have a material adverse effect on the performance of the Fund. The Fund and its investments may also be adversely affected by market movements or by decreases in the pool of available securities or liquidity arising from purchases and sales by, as well as increases of capital in, and withdrawals of capital from, other Client Accounts and other accounts of BlackRock clients not controlled by BlackRock. These effects can be more pronounced in respect of investments with limited capacity and in thinly traded securities and less liquid markets.

Furthermore, our stockholders’ rights to information regarding the Investment Adviser or the Fund generally will be limited to applicable reporting obligations and information requirements under the Exchange Act and applicable state law. It is anticipated that the Investment Adviser and its affiliates will obtain certain types of material information from or relating to the Fund’s investments that will not be disclosed to stockholders because such disclosure is prohibited, including as a result of contractual, legal or similar obligations outside of BlackRock’s control. Such limitations on the disclosure of such information may have adverse consequences for stockholders in a variety of circumstances and may make it difficult for a stockholder to monitor the Investment Adviser and its performance.

Advisor Decisions May Benefit BlackRock Entities and BlackRock Accounts. BlackRock Entities may derive ancillary benefits from certain decisions made on behalf of the Fund. While the Investment Adviser will make decisions for the Fund in accordance with its obligations to manage the Fund appropriately, the fees, allocations, compensation and other benefits to the BlackRock Entities (including benefits relating to business relationships of the BlackRock Entities) may be greater as a result of certain portfolio, investment, service provider or other decisions made by the Investment Adviser for the Fund than they would have been had other decisions been made which also might have been appropriate for the Fund. In addition, BlackRock Entities may invest in Client Accounts and therefore may indirectly derive ancillary benefits from certain decisions made by the Investment Adviser. The Investment Adviser may also make decisions and exercise discretion with respect to the Fund that could benefit BlackRock Entities that have invested in the Fund.

Temporary Investments in Cash Management Products. Subject to applicable law, the Fund may invest, on a temporary basis, in short-term, high-grade assets or other cash management products, including SEC-registered investment funds (open-end or closed-end) or unregistered funds, including any such funds that are sponsored, managed or serviced by advisory BlackRock Entities. In connection with any of these investments, the Fund will bear all fees pertaining to the investment, including advisory, administrative or 12b-1 fees, and no portion of any fees otherwise payable by the Fund will be offset against fees payable in accordance with any of these investments (i.e., there could be “double fees” involved in making any of these investments which would not arise in connection with a stockholder’s direct investment in such money market or liquidity funds, because a BlackRock Entity could receive fees with respect to both the management of the Fund, on one hand, and such cash management products, on the other). In these circumstances, as well as in other circumstances in which any BlackRock Entities receive any fees or other compensation in any form relating to the provision of services, subject to the Fund’s Governing Documents, no accounting, repayment to the Fund or offset of the Advisory Fee will be required.

Management Responsibilities. The employees and directors of the Investment Adviser or its affiliates are not under any obligation to devote all of their professional time to the affairs of the Fund, but will devote such time and attention to the affairs of the Fund as BlackRock determines in its discretion is necessary to carry out the operations of the Fund effectively. Employees and directors of the Investment Adviser engage in other activities unrelated to the affairs of the Fund, including managing or advising other Client Accounts, which presents potential conflicts in allocating management time, services and functions among the Fund and other Client Accounts. These potential conflicts will be exacerbated in situations where employees may be entitled to greater incentive compensation or other remuneration from certain Client Accounts than from other Client Accounts (including the Fund).

The Investment Adviser may, subject to applicable law, utilize the personnel or services of its affiliates in a variety of ways to make available to the Fund BlackRock’s global capabilities. Although the Investment Adviser believes this practice generally is in the best interests of its clients, it is possible that conflicts with respect to allocation of investment opportunities, portfolio execution, client servicing or other matters may arise due to differences in regulatory requirements in various jurisdictions, time differences or other reasons. The Investment Adviser will seek to ameliorate any conflicts that arise and may determine not to utilize the personnel or services of a particular affiliate in circumstances where it believes the potential conflict outweighs the potential benefits.

Investments by Directors, Officers and Employees of BlackRock Entities. The directors, officers and employees of BlackRock Entities are permitted to buy and sell public or private securities, commingled vehicles or other investments held by the Fund for their own accounts, or accounts of their family members and in which such BlackRock Entity personnel may have a pecuniary interest, including through accounts (or investments in funds) managed by BlackRock Entities, in accordance with BlackRock’s personal trading policies. As a result of differing trading and investment strategies or constraints, positions taken by BlackRock Entity directors, officers, and employees may be the same as or different from, or made contemporaneously or at different times than, positions taken for the Fund.

Such persons and/or investment vehicles they manage also may invest in companies in the same industries as companies in which the Fund expects to invest, and may compete with the Fund for investment opportunities, and their investments may compete with the Fund’s investments.

In addition, BlackRock personnel may serve on the boards of directors of companies in the same industries as companies in which the Fund expects to invest, which can give rise to conflicting obligations and interests.

As these situations may involve potential conflicts of interest, BlackRock has adopted policies and procedures relating to personal securities transactions, insider trading and other ethical considerations. These policies and procedures are intended to identify and reduce actual conflicts of interest with clients and to resolve such conflicts appropriately if they do occur.

Issues Relating to the Valuation of Assets. While securities and other property held by the Fund generally will be valued by reference to an independent third-party source, in certain circumstances holdings may be valued at fair value based upon the principles and methods of valuation set forth in policies adopted by the Board of Trustees. Moreover, a significant portion of the assets in which the Fund may directly or indirectly invest may not have a readily ascertainable market value and, subject to applicable law, may be valued at fair value based upon the principles and methods of valuation set forth in policies adopted by the Board of Trustees.

Potential Restrictions on the Investment Adviser’s Activities on Behalf of the Fund. From time to time, the Investment Adviser expects to be restricted from purchasing or selling securities or taking other actions on behalf of the Fund because of regulatory and legal requirements applicable to BlackRock Entities, other Client Accounts and/or the Investment Adviser’s internal policies designed to comply with or limit the applicability of, or which otherwise relate to, such requirements. An investment fund not advised by BlackRock Entities may not be subject to the same considerations. There may be periods when the Investment Adviser (on behalf of the Fund) may not initiate or recommend certain types of transactions, may limit or delay purchases, may sell or redeem existing investments, forego transactions or other investment opportunities, restrict or limit the exercise of rights (including voting rights), or may otherwise restrict or limit their advice with respect to securities or instruments issued by or related to issuers for which BlackRock Entities are performing advisory or other services. Such policies may restrict the Fund’s activities more than required by applicable law. For example, when BlackRock Entities are engaged to provide advisory or risk management services for an issuer, the Fund may be prohibited from or limited in purchasing or selling interests of that issuer, particularly in cases where BlackRock Entities have or may obtain material non-public information about the issuer. Similar prohibitions or limitations could also arise if: (i) BlackRock Entity personnel serve as directors or officers of issuers, the securities or other interests of which the Fund wishes to purchase or sell, (ii) the Investment Adviser on behalf of the Fund participates in a transaction (including a controlled acquisition of a U.S. public company) that results in the requirement to restrict all purchases, sales and voting of equity securities of such target issuer, or (iii) regulations, including portfolio affiliation rules or stock exchange rules, prohibit participation in offerings by an issuer when other Client Accounts have prior holdings of such issuer’s securities or desire to participate in such a public offering, or where other Client Accounts have or may have short positions in such issuer’s securities. However, where permitted by applicable law, and where consistent with the BlackRock Entities’ policies and procedures, the BlackRock Entities may, but are not obligated to, seek to avoid such prohibitions or limitations (such as through the implementation of appropriate information barriers), and in such cases, the Investment Adviser on behalf of the Fund may purchase or sell securities or instruments that are issued by such issuers. In addition, certain activities and actions may also be considered to result in reputational risk or disadvantage for the management of the Fund and/or for the Investment Adviser and its affiliates, and the Investment Adviser may decline or limit an investment opportunity or dispose of an existing investment as a result.

In addition, in regulated industries and in certain markets, and in certain futures and derivative transactions, there are limits on the aggregate amount of investment by affiliated investors that may not be exceeded without a regulatory filing, the grant of a license or other regulatory or corporate consent. For example, the U.S. Commodity Futures Trading Commission (“CFTC”), the U.S. commodities exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “position limits” on the maximum long or short (or, for some commodities, the gross) positions which any person or group of persons may own, hold or control in certain futures or options on futures contracts, and such rules generally require aggregation of the positions owned, held or controlled by related entities. Any such limits may prevent the Fund from acquiring positions that might otherwise have been desirable or profitable. Under certain circumstances, the Investment Adviser may restrict a purchase or sale of securities, derivative instruments or other assets on behalf of Client Accounts in anticipation of a future conflict that may arise if such purchase or sale would be made. Any such determination will take into consideration the interests of the relevant Client Accounts, the circumstances that would give rise to the future conflict and applicable law. Such determination will be made on a case by case basis.

Other Services and Activities of the BlackRock Entities. The BlackRock Entities (including the Investment Adviser) will, from time to time, provide financial, consulting and other services to, and receive compensation from, an entity which is the issuer of a security or other investment held by the Fund, counterparties to transactions with the Fund or third parties that also provide services to the Fund. In addition, the BlackRock Entities (including the Investment Adviser) may purchase property (including securities) from, sell property (including securities) or lend funds to, or otherwise deal with, any entity which is the issuer of a security held by the Fund, counterparties to transactions with the Fund or third parties that also provide services to the Fund. It is also likely that the Fund will have multiple business relationships with and will invest in, engage in transactions with, make voting decisions with respect to, or obtain services from entities for which BlackRock Entities perform or seek to perform certain financial services. Conflicts are expected to arise in connection with the foregoing.

The BlackRock Entities may derive ancillary benefits from providing investment advisory, administrative and other services to the Fund, and providing such services to the Fund may enhance the BlackRock Entities’ relationships with various parties, facilitate additional business development, and enable the BlackRock Entities to obtain additional business and generate additional revenue.

Potential Restrictions and Issues Relating to Information Held by BlackRock. The Investment Adviser may not have access to information and personnel of all BlackRock Entities, including as a result of informational barriers constructed between different investment teams and groups within BlackRock focusing on alternative investments and otherwise. Therefore, the Investment Adviser may not be able to manage the Fund with the benefit of information held by one or more other investment teams and groups within the BlackRock Entities. However, although it is under no obligation to do so, if it is permitted to do so, the Investment Adviser may consult with personnel on other investment teams and in other groups within BlackRock, or with persons unaffiliated with BlackRock, or may form investment policy committees composed of such personnel, and in certain circumstances, personnel of affiliates of the Investment Adviser may have input into, or make determinations regarding, portfolio management transactions for the Fund, and may receive information regarding the Investment Adviser’s proposed investment activities for the Fund that generally is not available to the public. There will be no obligation on the part of such persons to make available for use by the Fund any information or strategies known to them or developed in connection with their own client, proprietary or other activities. In addition, BlackRock will be under no obligation to make available any research or analysis prior to its public dissemination.

The Investment Adviser makes decisions for the Fund based on the Fund’s investment program. The Investment Adviser from time to time may have access to certain fundamental analysis, research and proprietary technical models developed by BlackRock Entities and their personnel. There will be no obligation on the part of the BlackRock Entities to make available for use by the Fund, or to effect transactions on behalf of the Fund on the basis of, any such information, strategies, analyses or models known to them or developed in connection with their own proprietary or other activities. In certain cases, such personnel will be prohibited from disclosing or using such information for their own benefit or for the benefit of any other person, including the Fund and other Client Accounts. In other cases, fundamental analyses, research and proprietary models developed internally may be used by various BlackRock Entities and their personnel on behalf of different Client Accounts, which could result in purchase or sale transactions in the same security at different times (and could potentially result in certain transactions being made by one portfolio manager on behalf of certain Client Accounts before similar transactions are made by a different portfolio manager on behalf of other Client Accounts), or could also result in different purchase and sale transactions being made with respect to the same security. The Investment Adviser may also effect transactions for the Fund that differ from fundamental analysis, research or proprietary models issued by the BlackRock Entities or by the Investment Adviser itself in various contexts. The foregoing transactions may negatively impact the Fund and its direct and indirect investments through market movements or by decreasing the pool of available securities or liquidity, which effects can be more pronounced in thinly traded securities and less liquid markets.

The BlackRock Entities and different investment teams and groups within the Investment Adviser have no obligation to seek information or to make available to or share with the Fund any third-party manager with which the Fund invests any information, research, investment strategies, opportunities or ideas known to BlackRock Entity personnel or developed or used in connection with other clients or activities. The BlackRock Entities and different investment teams and groups within the Investment Adviser may compete with the Fund or any third-party manager with which the Fund invests for appropriate investment opportunities on behalf of their other Client Accounts. The results of the investment activities of the Fund may differ materially from the results achieved by BlackRock Entities for other Client Accounts. BlackRock Entities may give advice and take action with respect to other Client Accounts that may compete or conflict with the advice the Investment Adviser may give to the Fund, including with respect to their view of the operations or activities of an investment, the return of an investment, the timing or nature of action relating to an investment or the method of exiting an investment.

BlackRock Entities may restrict transactions for themselves, but not for the Fund, or vice versa. BlackRock Entities and certain of their personnel, including the Investment Adviser’s personnel or other BlackRock Entity personnel advising or otherwise providing services to the Fund, may be in possession of information not available to all BlackRock Entity personnel, and such personnel may act on the basis of such information in ways that have adverse effects on the Fund. The Fund could sustain losses during periods in which BlackRock Entities and other Client Accounts achieve significant profits.

Material, Non-Public Information. The Investment Adviser and its personnel may not trade for the Fund or other Client Accounts or for their own benefit or recommend trading in financial instruments of a company while they are in possession of material, non-public or price sensitive information (“Inside Information”) concerning such company, or disclose such Inside Information to any person not entitled to receive it. The BlackRock Entities (including the Investment Adviser) may have access to Inside Information. The Investment Adviser has instituted an internal information barrier policy designed to prevent securities laws violations based on access to Inside Information. Accordingly, there may be certain cases where the Investment Adviser may be restricted from effecting purchases and/or sales of interests in securities or other financial instruments, or entering into certain transactions or exercising certain rights under such transactions on behalf of the Fund and/or the other Client Accounts. There can be no assurance that the Investment Adviser will not receive Inside Information and that such restrictions will not occur. At times, the Investment Adviser, in an effort to avoid restriction for the Fund or the other Client Accounts, may elect not to receive Inside Information, which may be relevant to the Fund’s portfolio, that other market participants are eligible to receive or have received and could affect decisions that would have otherwise been made.

Any partner, officer or employee of the BlackRock Entities may serve as an officer, director, advisor or in comparable management functions for the investments of other Client Accounts, and any such person may obtain Inside Information in connection therewith, or in connection with such partner’s, officer’s or employee’s other activities in the financial markets. In an effort to manage possible risks arising from the internal sharing of material non-public information, BlackRock maintains a list of restricted securities with respect to which it has access to material non-public information and in which Client Accounts are restricted from trading. If partners, officers or employees of BlackRock obtain such material non-public information about a portfolio company which is an investment of a Client Account, the Fund may be prohibited by law, policy or contract, for a period of time, from (i) unwinding a position in such company, (ii) establishing an initial position or taking any greater position in such company and/or (iii) pursuing other investment opportunities, which could impact the returns to the Fund. In addition, in certain circumstances, particularly during the liquidation of a Client Account, the Fund may be prohibited from trading a position that it holds, directly or indirectly, in the Client Account because BlackRock determines that one or more partners, officers or employees of BlackRock holds material non-public information with respect to one or more remaining positions held by the Client Account.

Transactions with Certain Stockholders. The Fund is permitted to enter into transactions with certain stockholders, subject to applicable law. For example, the Investment Adviser may be presented with opportunities to receive financing and/or other services in connection with the Fund’s operations and/or the Fund’s investments from certain stockholders or their affiliates that are engaged in lending or related business, which subjects the Investment Adviser to conflicts of interest.

The Fund’s Use of Investment Consultants and BlackRock’s Relationship with Investment Consultants. Stockholders may work with pension or other institutional investment consultants (collectively, “Investment Consultants”). Investment Consultants provide a wide array of services to pension plans and other institutions, including assisting in the selection and monitoring of investment advisers such as the Investment Adviser. From time to time, Investment Consultants who recommend the Investment Adviser to, and provide oversight of the Investment Adviser for, stockholders may also provide services to or purchase services from the BlackRock Entities. For example, the BlackRock Entities purchase certain index and performance-related databases and human resources-related information from Investment Consultants and their affiliates. The BlackRock Entities also utilize brokerage execution services of Investment Consultants or their affiliates, and BlackRock Entities personnel may attend conferences sponsored by Investment Consultants. Conversely, from time to time, the BlackRock Entities may be hired by Investment Consultants and their affiliates to provide investment management and/or risk management services, creating possible conflicts of interest.

Other Relationships with BlackRock Entities, Clients and Market Participants. The BlackRock Entities have developed, and will in the future develop, relationships with (or may invest in) a significant number of clients and other market participants (e.g., financial institutions, service providers, managers of investment funds, banks, brokers, advisors, joint venturers, consultants, finders (including executive finders), executives, attorneys, accountants, institutional investors, family offices, lenders, current and former employees, and current and former portfolio investment executives, as well as certain family members or close contacts of these persons), including those that may hold or may have held investments similar to the investments intended to be made by the Fund, that may themselves represent appropriate investment opportunities for the Fund, or that may compete with the Fund for investment opportunities. Furthermore, the Investment Adviser generally exercises its discretion to recommend to the Fund or to an investment thereof that it contract for services with such clients and market participants, and/or with other BlackRock Entities. It is difficult to predict the circumstances under which these relationships could become material conflicts for the Fund, but it is possible that as a result of such relationships (or agreements with other Client Accounts) the Investment Adviser may refrain from making all or a portion of any investment or a disposition on behalf of the Fund, which may materially adversely affect the performance of the Fund. Certain of these persons or entities will invest (or will be affiliated with an investor) in, engage in transactions with and/or provide services (including services at reduced rates) to, the BlackRock Entities and/or Client Accounts and/or their affiliates. BlackRock expects to be subject to a potential conflict of interest with the Fund in recommending the retention or continuation of a third-party service provider to such Fund or a portfolio investment if such recommendation, for example, is motivated by a belief that the service provider or its affiliate(s) will continue to invest in the Fund or one or more Client Accounts, will provide the BlackRock Entities information about markets and industries in which the BlackRock Entities operate (or are contemplating operations) or will provide other services that are beneficial to the BlackRock Entities, the Fund or one or more Client Accounts. The Investment Adviser expects to be subject to a potential conflict of interest in making such recommendations, in that Investment Adviser has an incentive to maintain goodwill between it and clients and other market participants, while the products or services recommended may not necessarily be the best available or most cost effective to the Fund or its investments.

Legal Representation. The Fund, as well as the Investment Adviser and/or other BlackRock Entities, have engaged several counsel to represent them. In connection with such representation, counsel has relied upon certain information furnished to them by the Investment Adviser and the BlackRock Entities, and has not investigated or verified the accuracy or completeness of such information. Such counsel’s engagement is limited to the specific matters as to which they are consulted and, therefore, there may exist facts or circumstances that could have a bearing on the Fund’s or BlackRock’s financial condition or operations with respect to which counsel has not been consulted and for which they expressly disclaim any responsibility. Counsel has not represented and will not be representing stockholders. No independent counsel has been retained (or is expected to be retained) to represent stockholders. No attorney-client relationship exists between any counsel and any stockholder solely by such stockholder making an investment in the Fund. As a result, stockholders are urged to retain their own counsel.

Resolution of Conflicts. Any conflicts of interest that arise between the Fund or particular stockholders, on the one hand, and other Client Accounts or BlackRock Entities or affiliates thereof, on the other hand, will be discussed and resolved on a case-by-case basis by business, legal and compliance officers of the Investment Adviser and its affiliates, as applicable. Any such discussions will take into consideration the interests of the relevant parties and the circumstances giving rise to the conflicts. Stockholders should be aware that conflicts will not necessarily be resolved in favor of the interests of the Fund or any affected stockholder. There can be no assurance that any actual or potential conflicts of interest will not result in the Fund receiving less favorable investment or other terms with respect to investments, transactions or services than if such conflicts of interest did not exist.

Potential Impact on the Fund. It is difficult to predict the circumstances under which one or more of the foregoing conflicts could become material, but it is possible that such relationships could require the Fund to refrain from making all or a portion of any investment or a disposition in order for BlackRock to comply with its fiduciary duties, the 1940 Act, the Advisers Act or other applicable law. The Investment Adviser may, under certain circumstances, seek to have conflicts or transactions involving conflicts approved in accordance with the governing agreements of the Fund. Copies of Part 2A of the Investment Adviser’s Form ADV, which includes additional detail regarding conflicts of interest that are relevant to BlackRock’s investment management business, are available at www.sec.gov and will be provided to current and prospective stockholders upon request.

The foregoing list of potential and actual conflicts of interest does not purport to be a complete enumeration of the conflicts attendant to an investment in the Fund. Additional conflicts may exist that are not presently known to the Investment Adviser, BlackRock or their respective affiliates or are deemed immaterial. Prospective investors should consult with their independent advisors before deciding whether to invest in the Fund. In addition, as the investment program of the Fund develops and changes over time, an investment in the Fund may be subject to additional and different actual and potential conflicts of interest.

Changes in laws may negatively impact our business, results of operations or financial condition.

The Fund is subject to changing rules and regulations of federal and state governments. These entities, including the Public Fund Accounting Oversight Board and the SEC have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations.

Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders could significantly affect the Fund’s operations and cost of doing business. The Fund is subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect the Fund’s operations, including its loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. If these laws, regulations or decisions change, or the Fund expands its business into jurisdictions that have adopted more stringent requirements than those in which the Fund currently conducts business, the Fund may have to incur significant expenses in order to comply, or the Fund might have to restrict its operations. In addition, if the Fund does not comply with applicable law, the Fund may lose licenses needed for the conduct of its business and may be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon the Fund’s business, results of operations or financial condition.

Our compensation arrangements with our Advisers may create certain conflicts of interest.

The Investment Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Investment Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the value of our net assets at the end of the two most recently completed calendar quarters. Because the incentive fee is based on the performance of our portfolio, the Investment Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Investment Adviser to use leverage to increase the return on our investments. Our compensation arrangements could therefore result in our making riskier or more speculative investments than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company or to a general downturn in the economy. However, we will be subject to the diversification requirements applicable to RICs under Subchapter M of the Code.

When we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.

The Fund has obtained a Credit Facility (as defined below) in order to finance investments or pay expenses with borrowings (such indebtedness under the Credit Facility, the “Credit Facility Debt”). Such Credit Facility Debt may be important for the Fund's operations because it allows the Advisers to manage cash. A number of factors may result in the inability of the Fund to access Credit Facility Debt comparable to those available to other Client Accounts. These factors may include, among others: insufficient diversity of investments, the profile and creditworthiness of shareholders, the size of the Fund, the availability of Credit Facility Debt to the Fund in light of the current state of the global credit markets, whether or not any financing is with recourse to the Fund and how a lender views the worth of recourse provided, the scope of assurances shareholders are willing to provide to financing sources, the Fund's lack of operating history or trading history with counterparties and the time at which the Fund seeks financing.

The Advisers may obtain Credit Facility Debt for one or more Client Accounts and is under no obligation to make such financing available to the Fund. Differences in availability and terms of Credit Facility Debt resulting from such factors may affect the performance of the Fund relative to other Client Accounts. In the event that the Advisers are unable to obtain sufficient Credit Facility Debt for the Fund, the Fund may need to hold larger amount of cash reserves than it would if the Fund were able to obtain sufficient Credit Facility Debt. The failure by the Fund to obtain Credit Facility Debt on favorable terms (or at all) could adversely affect the returns of the Fund.

As a BDC, the Fund may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that the Fund meets applicable asset coverage requirements under the 1940 Act. A BDC is generally not permitted to issue senior securities unless after giving effect thereto the BDC meets a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. Provided that a BDC meets certain disclosure requirements and obtains certain approvals, the asset coverage requirement applicable to such BDC is reduced from 200% to 150%. The reduced asset coverage requirement permits a BDC to have a ratio of total consolidated assets to outstanding indebtedness of 2:1 as compared to a maximum of 1:1 under the 200% asset coverage requirement. On March 16, 2022, our sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day.

1940 Act asset coverage requirements limit the amount that the Fund may borrow and may unfavorably limit the Fund’s ability to utilize Credit Facility Debt. If the value of the Fund’s assets declines, the Fund may be unable to satisfy the asset coverage test, which could prohibit the Fund from paying distributions. If the Fund cannot satisfy the asset coverage test, the Fund may be required to sell a portion of its investments and repay a portion of its indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on the Fund’s business, financial condition or results of operations.

We may default under our credit facilities.

In the event the Fund defaults under the Credit Facility or other borrowings, the Fund’s business could be adversely affected as the Fund may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to the Fund in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on the Fund’s business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of the Fund’s assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on the Fund’s business, financial condition, results of operations and cash flows.

We are uncertain of our sources for funding future distributions.

The Fund has not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from our offerings, to fund distributions (which may reduce the amount of capital we ultimately invest in assets). Shareholders should understand that any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Investment Adviser or the Administrator are not based on the Fund’s investment performance, and can only be sustained if the Fund achieves positive investment performance in future periods and/or the Investment Adviser or the Administrator continues to makes such expense reimbursements, if any. The extent to which the Fund pays distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in the Fund’s distribution reinvestment plan, how quickly the Fund invests the proceeds from any offering and the performance of the Fund’s investments. Shareholders should also understand that our future repayments to the Investment Adviser will reduce the distributions that they would otherwise receive. Shareholders should also understand that the Fund’s future repayments to the Investment Adviser will reduce the distributions that they would otherwise receive. There can be no assurance that the Fund will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. The Investment Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.

Although we expect to adopt a share repurchase program, we have discretion to not repurchase your shares, to suspend the program, and to cease repurchases.

Although we expect to adopt a share repurchase program, we have discretion to not repurchase your shares, to suspend the program, and to cease repurchases. Our Board of Trustees may amend, suspend or terminate the share repurchase program at any time in its discretion. You may not be able to sell your shares at all in the event our Board of Trustees amends, suspends or terminates the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders. In the event a shareholder chooses to participate in our share repurchase program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the class of shares being repurchased will be on the Repurchase Date. Although a shareholder will have the ability to withdraw a repurchase request prior to the Repurchase Date, to the extent a shareholder seeks to sell shares to us as part of our periodic share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our shares will be on the Repurchase Date.

If we are unable to raise substantial funds, then we will be more limited in the number and type of investments we may make, our expenses may be higher relative to our total assets, and the value of your investment in us may be reduced in the event our assets under-perform.

Amounts that the Fund raises may not be sufficient for us to purchase a broad portfolio of investments. To the extent that less than the maximum number of Common Shares is subscribed for, the opportunity for the Fund to purchase a broad portfolio of investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base. If the Fund is unable to raise substantial funds, we may not achieve certain economies of scale and our expenses may represent a larger proportion of our total assets.

We may have difficulty sourcing investment opportunities.

We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all investments successfully. In addition, privately-negotiated investments in loans and illiquid securities of private middle market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Additionally, our Advisers will select our investments subsequent to our offerings, and our shareholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our shares. To the extent we are unable to deploy all investments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.

Special considerations for certain benefit plan investors.

We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” under ERISA and the Plan Asset Regulations. In this regard, until such time as all classes of our Common Shares are considered “publicly-offered securities” within the meaning of the Plan Asset Regulations, we intend to limit investment in each class of our Common Shares so that holdings by “benefit plan investors” are not “significant” (within the meaning of the Plan Asset Regulations).

If, notwithstanding our intent, the assets of the Fund were deemed to be “plan assets” of any shareholder that is a “benefit plan investor” under the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Fund, and (ii) the possibility that certain transactions in which the Fund might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, among other things, the Advisers and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the “benefit plan investor” any profit realized on the transaction and (ii) reimburse the Covered Plan for any losses suffered by the “benefit plan investor” as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The Fiduciary of a “benefit plan investor” who decides to invest in the Fund could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the

Fund or as co-fiduciaries for actions taken by or on behalf of the Fund or the Advisers. With respect to a “benefit plan investor” that is an individual retirement account (an “IRA”) that invests in the Fund, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.

Until such time as all the classes of our Common Shares constitute “publicly traded securities” within the meaning of the Plan Asset Regulations, we have the power to (a) exclude any shareholder or potential shareholder from purchasing or transferring our Common Shares; (b) prohibit any redemption of our Common Shares; and (c) redeem some or all Common Shares held by any holder in each case if, and to the extent that, our Board of Trustees determines that there is a substantial risk that such holder’s purchase, ownership or redemption of Common Shares would result in our assets to be characterized as “plan assets,” for purposes of the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, and all Common Shares of the Fund shall be subject to such terms and conditions.

Prospective investors should carefully review the matters discussed under “Restrictions on Share Ownership” and should consult with their own advisors as to the consequences of making an investment in the Fund.

Shareholders may experience dilution.

All distributions declared in cash payable to shareholders that are participants in our distribution reinvestment plan will generally be automatically reinvested in our Common Shares. As a result, shareholders that do not participate in our distribution reinvestment plan may experience dilution over time. Holders of our Common Shares will not have preemptive rights to any shares we issue in the future. Our Declaration of Trust allows us to issue an unlimited number of Common Shares. Our Board of Trustees may elect, without shareholder approval, to: (1) sell additional shares in future public offerings; (2) issue Common Shares or interests in any of our subsidiaries in private offerings; (3) issue Common Shares upon the exercise of the options we may grant to our Independent directors or future employees; or (4) subject to applicable law, issue Common Shares in payment of an outstanding obligation to pay fees for services rendered to us. To the extent we issue additional Common Shares, your percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our subsidiaries.

The NAV of our Common Shares may fluctuate significantly.

The NAV and liquidity, if any, of the market for the Fund’s Common Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•
changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•
loss of RIC or BDC status;
•
changes in earnings or variations in operating results;
•
changes in the value of the Fund’s portfolio of investments;
•
changes in accounting guidelines governing valuation of our investments;
•
any shortfall in revenue or net income or any increase in losses from levels expected by investors;
•
departure of either of our adviser or certain of its respective key personnel;
•
general economic trends and other external factors; and
•
loss of a major funding source.

Our shares may be held by a diverse shareholder group.

The Fund’s shareholders are expected to be based in a wide variety of jurisdictions and take a wide variety of forms. The shareholders may have conflicting investment, tax and other interests with respect to their investments in the Fund and with respect to the interests of investors in other investment vehicles managed or advised by the Advisers and BlackRock that may participate in the same investments as the Fund. The conflicting interests of individual shareholders with respect to other shareholders and relative to investors in other investment vehicles would generally relate to or arise from, among other things, the nature of investments made by the Fund and such other partnerships, the structuring or the acquisition of investments and the timing of disposition of investments. As a consequence, conflicts of interest may arise in connection with the decisions made by the Advisers or BlackRock, including with respect to the nature or structuring of investments that may be more beneficial for one investor than for another investor, especially with respect to investors’ individual tax situations.

In addition, the Fund may make investments that may have a negative impact on related investments made by the shareholders in separate transactions. In selecting and structuring investments appropriate for the Fund, the Advisers will consider the investment and tax objectives of the Fund and the shareholders as a whole, not the investment, tax or other objectives of any shareholder individually. In addition, certain shareholders also may be investors in other Client Accounts, including supplemental capital vehicles and co-investment vehicles that may invest alongside the Fund in one or more investments, consistent with applicable law and/or any applicable SEC-granted order. Shareholders also may include affiliates of the Advisers, including other Client Accounts. BlackRock related shareholders will have equivalent rights to vote and withhold consents as nonrelated shareholders. Nonetheless, BlackRock may have the ability to influence, directly or indirectly, BlackRock related shareholders.

We may also offer Institutional shares to other investment vehicles. We may also offer our Institutional shares to certain feeder vehicles primarily created to hold our Institutional shares, which in turn offer interests in themselves to investors. We expect to conduct such offerings to feeder vehicles pursuant to exceptions to registration under the Securities Act. Affiliates of the Advisers may sponsor feeder vehicles primarily created to hold our Institutional shares. Other financial institutions may also sponsor feeder vehicles primarily created to hold our Institutional shares. Such feeder vehicles may have additional costs and expenses, including performance based fees, which would be disclosed by such feeder vehicles in connection with the offering of their interests. BlackRock, out of its own resources and not out of Fund assets, may incur costs and expenses in connection with the formation and operation of such feeder vehicles. BlackRock may have incentives to refer potential investors to feeder vehicles.

Our shares may be purchased by the Advisers or their affiliates.

BlackRock Financial Management, Inc., our Administrator and an affiliate of the Advisers, has purchased our Common Shares, and as of December 31, 2022 holds approximately 84.1% of our outstanding common shares. The Advisers, our Administrator and their affiliates may purchase our Common Shares in the future. The Advisers, our Administrator and their affiliates will not acquire Common Shares with the intention to resell or re-distribute such shares. The purchase of Common Shares by the Advisers, our Administrator and their affiliates could create certain risks, including, but not limited to, that the Advisers, our Administrator and their affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our Common Shares. Shareholders who beneficially own 25% or more of the outstanding Common Shares of the Fund may be deemed to “control” the Fund for purposes of the 1940 Act. For so long as the Advisers, our Administrator or their affiliates hold a significant portion of our Common Shares, they may exert a significant influence on the outcome of any matters submitted to a vote of our shareholders.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive offices are located at 50 Hudson Yards, New York, NY 10018, and are provided by the Investment Adviser in accordance with the terms of the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

We and the Investment Adviser are not currently subject to any material pending or threatened legal proceedings against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Share Issuances

Our offering consists of three classes of Common Shares, Institutional Class shares, Class S shares and Class D shares. The share classes have different ongoing stockholder servicing fees. Other than the differences in ongoing stockholder servicing fees, each class of Common Shares has the same economics and voting rights. Our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares. As of December 31, 2022, there were four holders of record of our Institutional Class shares. As of December 31, 2022, no Class S shares or Class D shares were outstanding.

Net Asset Value

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents our monthly NAV per share for each of the three classes of shares since our inception through December 31, 2022.

	NAV per Share
For the Month Ended	Institutional Class	Class S	Class D
June 30, 2022	$23.49	N/A	N/A
July 31, 2022	24.40	N/A	N/A
August 31, 2022	24.86	N/A	N/A
September 30, 2022	23.74	N/A	N/A
October 31, 2022	23.89	N/A	N/A
November 30, 2022	23.93	N/A	N/A
December 31, 2022	23.69	N/A	N/A

Distributions

Our monthly dividends and distributions to common shareholders are recorded on the ex-dividend date and are determined by our Board of Trustees. Our Board of Trustees’ discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements discussed below. We do not have a policy to pay distributions at a specific level. Changes in investment results or focus, expense levels and other factors may have an effect on the amount of distributions we pay in the future. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.

The per share amount of distributions on Class S, Class D and Institutional Class shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S and Class D shares will be lower than Institutional Class shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S and Class D shares compared to Institutional Class shares.

The following table summarizes the Fund’s dividends declared and paid for the period from March 18, 2022 (Inception) to December 31, 2022:

Institutional Class Shares

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
September 29, 2022	September 29, 2022	October 27, 2022	Regular	$0.15	$439,782
October 28, 2022	October 28, 2022	November 28, 2022	Regular	0.15	634,004
November 29, 2022	November 29, 2022	December 27, 2022	Regular	0.16	747,485
December 29, 2022	December 29, 2022	January 27, 2023	Regular	0.17	844,657
December 29, 2022	December 29, 2022	January 27, 2023	Special	0.12	596,229
				$0.75	$3,262,157

Class S Shares

No Class S shares were outstanding during the period from March 18, 2022 (Inception) to December 31, 2022.

Class D Shares

No Class D shares were outstanding during the period from March 18, 2022 (Inception) to December 31, 2022.

Tax characteristics of all dividends are reported to shareholders on Form 1099-DIV or Form 1042-S after the end of the calendar year.

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our shareholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. Also, we may be limited in our ability to make dividends and distributions due to the asset coverage test applicable to us as a BDC under the 1940 Act and due to provisions in our existing and future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable RIC tax treatment. In addition, in accordance with U.S. generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as PIK interest, which represents contractual interest added to the loan balance that becomes due at the end of the loan term, or the accrual of original issue or market discount. Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our investment company taxable income to obtain tax benefits as a RIC and may be subject to an excise tax.

In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to pay a large portion of a dividend in our Common Shares instead of in cash. As long as a sufficient portion of such dividend is paid in cash (which portion can generally be as low as 20%) and certain requirements are met, the entire distribution would be treated as a dividend for U.S. federal income tax purposes.

We currently intend to distribute net capital gains (i.e., net long-term capital gains in excess of net short- term capital losses), if any, at least annually out of the assets legally available for such distributions. However, we may decide in the future to retain such capital gains for investment and elect to treat such gains as deemed distributions to you. If this happens, you will be treated for U.S. federal income tax purposes as if you had received an actual distribution of the capital gains that we retain and reinvested the net after tax proceeds in us. In this situation, you would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions.

Shareholder Servicing and/or Distribution Fees

The following table shows the shareholder servicing and/or distribution fees we pay the Distributor with respect to the Class S shares, Class D shares and Institutional Class shares on an annualized basis as a percentage of our NAV for such class. The shareholder servicing and/or distribution fees will be calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class S Shares	0.85%
Class D Shares	0.25%
Institutional Shares	0.00%

Subject to FINRA and other limitations on underwriting compensation, we will pay a shareholder servicing and/or distribution fee equal to: (a) for Class S shares, a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV of the Class S shares as of the beginning of the first calendar day of the month and (b) for Class D shares, a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV of the Class D shares as of the beginning of the first calendar day of the month. Eligibility to receive the ongoing servicing fee is conditioned on a participating broker or other intermediary providing the following ongoing services with respect to the Class S or Class D shares: responding to customer inquiries of a general nature regarding the Fund; crediting distributions from us to customer accounts; arranging for bank wire transfer of funds to or from a customer’s account; responding to customer inquiries and requests regarding shareholder reports, notices, proxies and proxy statements, and other Fund documents; forwarding prospectuses, tax notices and annual and quarterly reports to beneficial owners of our shares; assisting us in establishing and maintaining shareholder accounts and records; assisting customers in changing account options, account designations and account addresses; and providing such other similar services as we may reasonably request to the extent an authorized service provider is permitted to do so under applicable statutes, rules or regulations. The Distributor will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers or intermediaries for ongoing shareholder services performed by such brokers or intermediaries, and will waive shareholder servicing and/or distribution fees to the extent a broker or intermediary is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan. Shareholder servicing and/or distribution fees are similar to a commission in that the amount an investor pays may exceed the value of services they receive.

Dividend Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board of Trustees on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Share Repurchases

Beginning no later than the second quarter of 2023, and at the discretion of our Board of Trustees, we intend to commence a share repurchase program in which we intend to repurchase, on or around the last day of each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV). We do not intend to commence a share repurchase offer during any calendar quarter for which our liquid assets plus available and undrawn leverage are less than 25% of our net assets as of the date of the most recent publicly available NAV prior to the commencement of such calendar quarter. For purposes of this calculation, “undrawn leverage” is equal to (x) the lesser of (a) the maximum amount the Fund may borrow under its then effective credit agreement or other borrowing facility or (b) the maximum amount the Fund may borrow under the 1940 Act, less (y) the Fund's then outstanding borrowings.

As a hypothetical example, if as of the date of the most recent publicly available NAV, the Fund had (i) $100 million in net assets, (ii) $18 million in liquid assets, (iii) a credit facility under which the Fund could borrow up to $45 million, and (iv) outstanding borrowings under that credit facility of $25 million, the Fund's ability to conduct a repurchase offer would not be limited by the foregoing policy, as liquid assets of $18 million plus undrawn leverage of $20 million would equal 38% of the Fund's net assets.

In addition, our Board of Trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase plan, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers on or around the last day of that quarter using a purchase price equal to the NAV per share as of the last day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived at the Fund’s discretion in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders.

During the period from March 18, 2022 (Inception) to December 31, 2022, no shares were repurchased.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or the future performance or financial condition of BlackRock Private Credit Fund (the “Fund,” “we,” “us” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our shareholders generally at least 90% of our investment company taxable income, as defined by the Code, for each year. Pursuant to this election, we generally will not have to pay corporate level taxes on any income that we distribute to our shareholders provided that we satisfy those requirements.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as amended, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2022, approximately 96.1% of our total assets were invested in qualifying assets.

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
•
dividends and distributions on our Common Shares;
•
administration fees payable under the Administration Agreement;
•
fees payable to third parties relating to, or associated with, making investments;
•
transfer agent and custodial fees;
•
registration fees;
•
taxes;
•
director fees and expenses;
•
costs of preparing and filing reports or other documents with the SEC;
•
costs of any reports, proxy statements or other notices to our shareholders, including printing costs;
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

Valuation of portfolio investments

The Securities and Exchange Commission (the “SEC”) has adopted Rule 2a-5 (the “Rule”) under the 1940 Act. The Rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. On July 28, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Fund's Board of Trustees designated the Investment Adviser as the Fund's valuation designee (the “Valuation Designee”) to perform certain fair value functions, including performing fair value determinations. As required by the Rule, the Valuation Designee will provide periodic fair valuation reporting and notifications on behalf of the Fund to the Board of Trustees to facilitate the Board of Trustees' oversight duties.

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

When market quotations are not readily available or are believed by the Valuation Designee to be inaccurate or unreliable, the Fund’s investments are valued at fair value (“Fair Value Assets”). Fair Value Assets are valued by the Valuation Designee in accordance with documented valuation policies and procedures reviewed and approved by a committee established by the Valuation Designee (the “Valuation Committee”). The Valuation Designee may conclude that a market quotation is not readily available, inaccurate or unreliable if a security or other asset or liability does not have a price source due to its complete lack of trading, if the Valuation Designee believes a market quotation from a broker-dealer or other source is unreliable (e.g., where it varies significantly from a recent trade, or no longer reflects the fair value of the security or other asset or liability subsequent to the most recent market quotation), where the security or other asset or liability is only thinly traded or due to the occurrence of a significant event subsequent to the most recent market quotation.

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

Portfolio and investment activity

During the period from March 18, 2022 (Inception) to December 31, 2022, we invested approximately $217.5 million, comprised of new investments in 130 new portfolio companies. All of which were in senior secured loans. Additionally, we received approximately $7.1 million in proceeds from sales or repayments during the period March 18, 2022 (Inception) to December 31, 2022.

At December 31, 2022, our investment portfolio of $207.6 million (at fair value) consisted of 130 portfolio companies and was invested 100.0% in senior secured loans. Our average portfolio company investment at fair value was approximately $1.6 million. Our largest portfolio company investment by fair value was approximately 2.3% of our portfolio and our five largest portfolio company investments by fair value comprised approximately 10.3% of our portfolio at December 31, 2022.

The industry composition of our portfolio at fair value at December 31, 2022 was as follows:

Industry	December 31, 2022
Software	16.8%
Health Care Providers & Services	8.4
Insurance	8.2
Professional Services	6.9
IT Services	6.1
Diversified Financial Services	5.4
Internet Software & Services	4.5
Commercial Services & Supplies	4.0
Media	3.7
Diversified Consumer Services	3.6
Health Care Technology	3.2
Specialty Retail	2.6
Paper & Forest Products	2.3
Machinery	2.3
Hotels, Restaurants & Leisure	2.2
Construction & Engineering	2.2
Entertainment	1.9
Life Sciences Tools & Services	1.6
Internet & Catalog Retail	1.6
Chemicals	1.6
Transportation Infrastructure	1.4
Construction Materials	1.3
Consumer Finance	1.2
Containers & Packaging	1.1
Other	5.9
Totals	100.0%

The weighted average effective yield of our debt and total portfolio was 10.3% at December 31, 2022. At December 31, 2022, 99.8% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, the Federal Funds Rate or PRIME Rate, and 0.2% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 83.6% at December 31, 2022. No debt investments in the portfolio company were on non-accrual status as of December 31, 2022.

Results of operations

Investment income

Investment income totaled $7,479,344 for the period from March 18, 2022 (Inception) to December 31, 2022, all of which was attributable to interest and fees on our debt investments.

Expenses

Total operating expenses for the period from March 18, 2022 (Inception) to December 31, 2022 were $3,636,585, comprised of $2,263,498 in interest and other debt expenses, $580,396 in administrative expenses, $370,148 in professional fees, $158,708 in director fees, $75,490 in custody fees, $31,833 in insurance expenses, and $156,512 in other operating expenses.

Net investment income (loss)

Net investment income was $3,822,606 for the period from March 18, 2022 (Inception) to December 31, 2022.

Net realized and unrealized gain or loss

For the period from March 18, 2022 (Inception) to December 31, 2022, the change in net unrealized appreciation (depreciation) was $(3,349,572). The change in net unrealized appreciation (depreciation) for the period from March 18, 2022 (Inception) to December 31, 2022 was primarily driven by unrealized depreciation across the portfolio due to wider yield spreads.

Incentive compensation

The income component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less aggregate income incentive compensation previously paid in with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 5.0% total return hurdle on daily weighted average unreturned capital contributions (the “Hurdle Rate”). The capital gains component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate realized capital gains (computed net of realized losses and net unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid or distributed in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The capital gains component will be paid in full prior to payment of the income component. In any case, incentive compensation (including both the income and capital gains components) will only be paid to the extent the trailing twelve quarter (or if shorter, the number of calendar quarters that have occurred since commencement of the fund) total return of the Fund after incentive compensation and including such payment would equal or exceed a 5% annual total return on daily weighted average unreturned contributed capital contributions for such period. For the period from March 18, 2022 (Inception) to December 31, 2022, there were no incentive fees paid or accrued as the Investment Adviser has contractually agreed to waive any incentive fees for the first 12 months following the date of the commencement of the Fund’s operations.

Income tax expense, including excise tax

The Fund has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. To qualify as a RIC, the Fund must, among other things, timely distribute to its shareholders generally at least 90% of its investment company taxable income, as defined by the Code, for each year. The Fund has made and intends to continue to make the requisite distributions to its shareholders which will generally relieve the Fund from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. For the period from March 18, 2022 (Inception) to December 31, 2022, excise tax expenses of $20,153 was recorded, based on the amount of tax-basis ordinary income carried forward at the year-end.

Net increase (decrease) in net assets resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $473,034 for the period from March 18, 2022 (Inception) to December 31, 2022.

Liquidity and capital resources

Our liquidity and capital resources are expected to be generated primarily through the offerings of the Fund's common shares, borrowings under the Credit Facility, and cash flows from operations, including investments sales and repayments and income earned from investments and cash equivalents. The primary uses of cash have been investments in portfolio companies and other general corporate purposes.

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

On June 3, 2022, Blackrock Private Credit Fund Leverage I, LLC (the “Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Fund, established a $200 million combined revolving credit and term loan facility with PNC Bank, National Association as facility agent (the “Credit Facility”). The Credit Facility matures on June 3, 2032 and generally bears interest at three-month Term SOFR, plus (a) 1.55% if the aggregate balance of Middle Market Loans is less than or equal to 25%, (b) 1.65% if the aggregate balance of Middle Market Loans is above 25% and less than or equal to 50%, (c) 1.80% if the aggregate balance of Middle Market Loans is above 50% and less than or equal to 75%, or (d) 1.90% if the aggregate balance of Middle Market Loans is above 75%. The Credit Facility also accrues commitment fees on any undrawn amounts at an annual rate of 0.50%, or 0.35% for the period from the closing date of the Credit Facility to the three-month anniversary of the closing date. The Credit Facility is secured by all of the assets held by the Borrower. Under the Credit Facility, the Borrower has made certain customary representations and warranties, and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature. Borrowings under the Credit Facility are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act. As of December 31, 2022, there was $95.0 million drawn on the Credit Facility.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. After obtaining shareholder approval by written consent on March 16, 2022, the Fund’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of December 31, 2022, the Fund's asset coverage ratio was 222%.

Net cash used in operating activities during the period from March 18, 2022 (Inception) to December 31, 2022 was $199.1 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $203.1 million, and net investment income (net of non-cash income and expenses) of approximately $4.0 million.

Net cash provided by financing activities was $216.7 million during the period from March 18, 2022 (Inception) to December 31, 2022, consisting primarily of $118.7 million in proceeds from share issuances, $5.0 million contribution received in advance, $95.0 million in Credit Facility draws (net of repayments), offset by $1.9 million in payments of debt issuance costs and $2,170 dividends paid in cash to shareholders.

At December 31, 2022, we had $17.6 million in cash and cash equivalents.

Share Transactions

The following table summarizes transactions in Common Shares during the period from March 18, 2022 (Inception) to December 31, 2022:

	Shares	Amount
Institutional Class
Subscriptions	4,892,367	$118,655,300
Share transfers between classes	—	—
Distributions reinvested	76,209	1,819,100
Share Repurchases	—	—
Early Repurchase Deduction	—	—
Net Increase (Decrease)	4,968,576	$120,474,400

Class S
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share Repurchases	—	—
Early Repurchase Deduction	—	—
Net Increase (Decrease)	—	—

Class D	—	—
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share Repurchases	—	—
Early Repurchase Deduction	—	—
Net Increase (Decrease)	—	—
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

Distributions

Our dividends and distributions to shareholders, if any, are determined and declared by our Board of Trustees and are recorded on the ex-dividend date. Distributions are declared considering our estimate of annual taxable income available for distribution to shareholders and the amount of taxable income carried over from the prior year for distribution in the current year. We do not have a policy to pay distributions at a specific level and expect to continue to distribute substantially all of our taxable income. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.

The following tables summarize the Fund’s dividends declared and paid for the period from March 18, 2022 (Inception) to December 31, 2022:

Institutional Class Shares

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
September 29, 2022	September 29, 2022	October 27, 2022	Regular	$0.15	$439,782
October 28, 2022	October 28, 2022	November 28, 2022	Regular	0.15	634,004
November 29, 2022	November 29, 2022	December 27, 2022	Regular	0.16	747,485
December 29, 2022	December 29, 2022	January 27, 2023	Regular	0.17	844,657
December 29, 2022	December 29, 2022	January 27, 2023	Special	0.12	596,229
				$0.75	$3,262,157

Class S Shares

No Class S shares were outstanding during the period from March 18, 2022 (Inception) to December 31, 2022.

Class D Shares

No Class D shares were outstanding during the period from March 18, 2022 (Inception) to December 31, 2022.

Tax characteristics of any distributions are reported to shareholders on Form 1099-DIV or Form 1042-S after the end of the calendar year.

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

We may, at our discretion, carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amounts available to be distributed to our shareholders. We will accrue excise tax on estimated taxable income as required. In addition, although we currently intend to distribute realized net capital gains

(i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

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

In order to satisfy the annual distribution requirement applicable to RICs, we have the ability to pay a large portion of a dividend in our Common Shares instead of in cash. As long as a sufficient portion of such dividend is paid in cash (which portion can generally be as low as 20%) and certain requirements are met, the entire distribution would be treated as a dividend for U.S. federal income tax purposes.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
The Fund has entered into an Advisory Agreement with the Investment Adviser.
•
The Fund and the Investment Adviser have entered into the Sub-Advisory Agreement with the Sub-Adviser.
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

Recent Developments

On January 27, 2023, the Fund accepted $8,577,579 of additional subscriptions, to purchase $8,577,579 of additional institutional shares, par value $0.001 per share. On February 21, 2023, the number of shares being purchased was fixed when the purchase price of $24.28 was determined by the Fund. As a result, the Fund issued 353,278 shares and received $8,577,579 in proceeds.

On February 28, 2023, the Fund accepted $5,854,072 of additional subscriptions, to purchase $5,854,072 of additional institutional shares, par value $0.001 per share.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2022, 99.8% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, or at the Federal Funds Rate or PRIME Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2022, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 83.6%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Statement of Assets and Liabilities as of December 31, 2022, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$3,658,075	$0.74
Up 200 basis points	2,438,717	0.49
Up 100 basis points	1,219,358	0.25
Down 100 basis points	(1,219,358)	(0.25)
Down 200 basis points	(2,438,717)	(0.49)
Down 300 basis points	(3,658,075)	(0.74)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of BlackRock Private Credit Fund:

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of BlackRock Private Credit Fund (the "Company"), including the consolidated schedule of investments, as of December 31, 2022, the related consolidated statements of operations, changes in net assets, cash flows, and consolidated financial highlights (in Note 9) for the period from March 18, 2022 (inception) through December 31, 2022, and the related consolidated notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations, changes in net assets, cash flows, and financial highlights for the period from March 18, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 2, 2023

We have served as the Company’s auditor since 2022.

BlackRock Private Credit Fund

Consolidated Statement of Assets and Liabilities

December 31, 2022
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $210,903,951)	$207,554,379
Total investments (cost of $210,903,951)	207,554,379

Cash and cash equivalents	17,633,729
Deferred debt issuance costs	1,779,632
Interest, dividends and fees receivable	1,265,323
Receivable for investments sold	22,548
Prepaid expenses and other assets	283,390
Total assets	228,539,001

Liabilities
Debt	95,000,000
Payable for investments purchased	7,174,463
Contribution received in advance	4,950,000
Distribution payable	1,440,887
Interest and debt related payables	1,090,190
Reimbursements due to the Investment Adviser	48,566
Accrued expenses and other liabilities	1,149,618
Total liabilities	$110,853,724

Commitments and contingencies (Note 5)

Net assets	$117,685,277

Composition of net assets applicable to common shareholders
Common shares of beneficial interest, $0.001 par value; 4,968,576 shares issued and outstanding as of December 31, 2022	$4,969
Paid-in capital in excess of par	120,449,278
Distributable earnings (loss)	(2,768,970)
Total net assets	117,685,277
Total liabilities and net assets	$228,539,001

Net assets per share	$23.69

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statement of Operations

For the Period from March 18, 2022 (Inception) to December 31, 2022
Investment income
Interest income:
Non-controlled, non-affiliated investments	$7,479,344
Total investment income	7,479,344

Operating expenses
Interest and other debt expenses	2,263,498
Administrative expenses	580,396
Management fees	541,482
Professional fees	370,148
Director fees	158,708
Custody fees	75,490
Insurance expense	31,833
Other operating expenses	156,512
Total operating expenses, before management fee waiver	4,178,067
Management fee waiver	(541,482)
Total operating expenses, net of management fee waiver	3,636,585

Net investment income before taxes	3,842,759
Excise tax expense	20,153
Net investment income	3,822,606

Realized and unrealized gain (loss) on investments and foreign currency
Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(3,349,572)
Net change in unrealized appreciation (depreciation)	(3,349,572)

Net realized and unrealized gain (loss)	(3,349,572)

Net increase (decrease) in net assets resulting from operations	$473,034

Basic and diluted earnings (loss) per share (1)	$(0.56)

Basic and diluted weighted average common shares outstanding	2,596,026

______________________

(1)
Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statement of Changes in Net Assets

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (loss)	Total Net Assets
Balance at March 18, 2022 (Inception)	4,000	$4	$99,996	$—	$100,000
Institutional Class:
Issuance of common shares in private offerings	4,888,367	4,889	118,550,411	—	118,555,300
Issuance of common shares from dividend reinvestment plan	76,209	76	1,819,024	—	1,819,100
Net investment income	—	—	—	3,822,606	3,822,606
Net realized and unrealized gain (loss)	—	—	—	(3,349,572)	(3,349,572)
Dividends paid to common shareholders	—	—	—	(3,262,157)	(3,262,157)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(20,153)	20,153	—
Balance at December 31, 2022	4,968,576	$4,969	$120,449,278	$(2,768,970)	$117,685,277

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statement of Cash Flows

For the period from March 18, 2022 (Inception) to December 31, 2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$473,034
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Change in net unrealized (appreciation) depreciation of investments	3,349,572
Net amortization of investment discounts and premiums	(526,436)
Interest and dividend income paid in kind	(128,409)
Amortization of deferred debt issuance costs	109,094
Changes in assets and liabilities:
Purchases of investments	(217,342,907)
Proceeds from disposition of investments	7,093,801
Decrease (increase) in interest, dividends and fees receivable	(1,265,323)
Decrease (increase) in receivable for investments sold	(22,548)
Decrease (increase) in prepaid expenses and other assets	(283,390)
Increase (decrease) in payable for investments purchased	7,174,463
Increase (decrease) in interest and debt related payables	1,090,190
Increase (decrease) in reimbursements due to the Investment Adviser	48,566
Increase (decrease) in accrued expenses and other liabilities	1,149,618
Net cash provided by (used in) operating activities	(199,080,675)

Financing activities
Proceeds from common shares sold	118,655,300
Contribution received in advance	4,950,000
Draws on credit facilities	135,000,000
Repayments of credit facility draws	(40,000,000)
Payments of debt issuance costs	(1,888,726)
Dividends paid in cash to shareholders	(2,170)
Net cash provided by (used in) financing activities	216,714,404

Net increase (decrease) in cash and cash equivalents (including restricted cash)	17,633,729
Cash and cash equivalents (including restricted cash) at beginning of period	—
Cash and cash equivalents (including restricted cash) at end of period	$17,633,729

Supplemental cash flow information
Interest payments	$1,064,214
Distribution payable	$1,440,887
Reinvestment of dividends during the period	$1,819,100

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Schedule of Investments

December 31, 2022

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments(A)
Aerospace & Defense
Peraton Corp.	First Lien Term Loan	LIBOR(M)	0.75%	3.75%	8.13%	2/1/2028	$1,385,065	$1,351,296	$1,355,058	0.60%

Auto Components
Clarios Global, LP	First Lien Term Loan	LIBOR(M)	—	3.25%	7.63%	4/30/2026	$1,829,700	1,784,350	1,799,208	0.80%

Chemicals
Discovery Purchaser Corporation	First Lien Term Loan	SOFR(Q)	0.50%	4.38%	7.97%	10/4/2029	$790,000	727,460	722,653	0.32%
Momentive Performance Materials, Inc.	First Lien Term Loan	LIBOR(M)	—	3.25%	7.64%	5/15/2024	$1,412,138	1,395,531	1,409,497	0.63%
W. R. Grace Holdings LLC	First Lien Term Loan	LIBOR(Q)	0.50%	3.75%	8.50%	9/22/2028	$1,115,967	1,093,895	1,098,273	0.48%
								3,216,886	3,230,423	1.43%
Commercial Services & Supplies
Creative Artists Agency, LLC	First Lien Term Loan	LIBOR(M)	—	3.75%	8.13%	11/26/2026	$1,684,841	1,663,771	1,676,939	0.74%
Dealer Tire, LLC	First Lien Term Loan	SOFR(M)	—	4.50%	8.82%	12/12/2025	$1,265,163	1,220,618	1,254,409	0.56%
Ensemble RCM, LLC	First Lien Term Loan	SOFR(Q)	—	3.75%	7.94%	8/3/2026	$1,133,335	1,120,432	1,122,710	0.50%
Pueblo Mechanical and Controls, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	10.32%	8/23/2028	$1,459,615	1,425,264	1,425,606	0.63%	E
Pueblo Mechanical and Controls, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	10.49%	8/23/2028	$382,470	365,232	358,957	0.16%	E
Pueblo Mechanical and Controls, LLC	First Lien Revolver	SOFR(Q)	0.75%	6.00%	10.58%	8/23/2027	$—	(5,507)	(5,478)	—	D/E
Verscend Holding Corp.	First Lien Term Loan	LIBOR(M)	—	4.00%	8.38%	8/27/2025	$2,416,237	2,380,461	2,405,666	1.07%
								8,170,271	8,238,809	3.66%
Construction & Engineering
Groupe Solmax, Inc. (Canada)	First Lien Term Loan	LIBOR(Q)	0.75%	4.75%	9.48%	5/29/2028	$2,481,108	2,337,687	2,071,725	0.92%	C/E
Northstar Group Services, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50%	9.94%	11/12/2026	$2,450,980	2,412,552	2,416,262	1.07%
								4,750,239	4,487,987	1.99%
Construction Materials
Filtration Group Corporation	First Lien Term Loan	LIBOR(M)	—	3.00%	7.38%	3/29/2025	$1,593,937	1,557,781	1,580,660	0.70%
Tamko Building Products LLC	First Lien Term Loan	LIBOR(Q)	—	3.00%	7.57%	5/29/2026	$1,152,798	1,125,303	1,119,655	0.50%
								2,683,084	2,700,315	1.20%
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.00%	13.95%	9/21/2027	$2,675,369	2,612,039	2,608,485	1.16%	E
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.00%	13.95%	9/21/2027	$—	(10,656)	(22,295)	(0.01)%	D/E
								2,601,383	2,586,190	1.15%
Containers & Packaging
Charter Next Generation, Inc.	First Lien Term Loan	LIBOR(M)	0.75%	3.75%	8.13%	12/1/2027	$1,778,779	1,726,873	1,731,117	0.77%
Clydesdale Acquisition Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.18%	8.60%	4/13/2029	$638,396	621,810	609,588	0.27%
								2,348,683	2,340,705	1.04%
Diversified Consumer Services
Amentum Government Services Holdings LLC	First Lien Term Loan	LIBOR(M)	—	4.00%	8.33%	1/31/2027	$993,047	970,603	973,598	0.43%
Ascend Learning, LLC	First Lien Term Loan	LIBOR(M)	0.50%	3.50%	7.88%	12/10/2028	$1,116,602	1,068,781	1,058,522	0.47%
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.78%	9/14/2029	$4,546,388	4,448,408	4,447,277	1.97%	E
Fusion Holding Corp. (Finalsite)	First Lien Revolver	SOFR(Q)	0.75%	6.25%	10.78%	9/15/2027	$—	(7,857)	(7,942)	—	D/E
Sotheby's	First Lien Term Loan	LIBOR(Q)	0.50%	4.50%	8.58%	1/15/2027	$917,260	900,745	897,310	0.40%
								7,380,680	7,368,765	3.27%
Diversified Financial Services
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.83%	8/29/2029	$3,177,741	3,109,641	3,095,120	1.37%	E
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.50%	11.08%	8/29/2029	$—	(2,973)	(4,163)	—	D/E
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.25%	10.83%	8/29/2029	$—	(3,717)	(9,020)	—	D/E
Accordion Partners LLC	First Lien Revolver	SOFR(Q)	0.75%	6.25%	10.83%	8/31/2028	$—	(5,897)	(7,216)	—	D/E
Acuris Finance US, Inc.	First Lien Term Loan	SOFR(Q)	0.50%	4.00%	8.73%	2/16/2028	$973,010	946,997	958,415	0.43%
AlixPartners, LLP	First Lien Term Loan	LIBOR(M)	0.50%	2.75%	7.13%	2/4/2028	$1,594,699	1,555,925	1,584,021	0.70%
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	6.75%	11.15%	8/21/2028	$2,350,555	2,306,390	2,281,919	1.01%	E
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.75%	11.15%	8/21/2028	$—	(6,146)	(19,113)	(0.01)%	D/E
KKR Apple Bidco, LLC	First Lien Term Loan	LIBOR(M)	0.50%	2.75%	7.13%	9/23/2028	$1,485,670	1,444,227	1,467,679	0.65%
VS Buyer, LLC	First Lien Term Loan	LIBOR(M)	—	3.00%	7.38%	2/28/2027	$1,152,845	1,125,337	1,123,303	0.50%
White Cap Supply Holdings, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.75%	8.07%	10/19/2027	$835,874	797,786	809,753	0.36%
								11,267,570	11,280,698	5.01%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2022

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Diversified Telecommunication Services
Cincinnati Bell, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.25%	7.67%	11/23/2028	$973,399	$955,296	$957,825	0.43%

Entertainment
EP Purchaser, LLC	First Lien Term Loan	LIBOR(Q)	0.50%	3.50%	8.23%	11/6/2028	$618,442	616,123	613,034	0.27%
Renaissance Holding Corp.	First Lien Term Loan	LIBOR(M)	—	3.25%	7.63%	5/30/2025	$1,444,800	1,408,588	1,381,229	0.61%
Renaissance Holding Corp.	First Lien Term Loan	SOFR(M)	0.50%	4.50%	8.72%	3/30/2029	$1,990,000	1,940,250	1,918,360	0.86%
								3,964,961	3,912,623	1.74%
Environmental, Maintenance & Security Service
TruGreen Limited Partnership	First Lien Term Loan	LIBOR(M)	0.75%	4.00%	8.38%	11/2/2027	$743,921	726,133	662,558	0.29%

Food Products
Chobani, LLC	First Lien Term Loan	LIBOR(M)	1.00%	3.50%	7.88%	10/23/2027	$584,477	551,074	575,464	0.26%
Sovos Brands Intermediate, Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	3.50%	7.91%	6/8/2028	$500,971	490,892	489,283	0.21%
								1,041,966	1,064,747	0.47%
Health Care Equipment & Supplies
Chariot Buyer, LLC	First Lien Term Loan	LIBOR(M)	0.50%	3.25%	7.63%	11/3/2028	$914,083	864,945	863,808	0.38%
Medline Borrower, LP	First Lien Term Loan	LIBOR(M)	0.50%	3.25%	7.63%	10/21/2028	$923,577	894,816	879,342	0.39%
								1,759,761	1,743,150	0.77%
Health Care Providers & Services
AHP Health Partners, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	3.50%	7.88%	8/24/2028	$923,542	902,427	909,402	0.40%
CHG Healthcare Services, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	3.25%	7.63%	9/30/2028	$1,432,003	1,393,424	1,404,065	0.62%
ImageFirst Holdings, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	4.50%	9.23%	4/27/2028	$2,481,119	2,424,273	2,350,860	1.04%
Ingenovis Health, Inc.	First Lien Term Loan	LIBOR(M)	0.75%	3.75%	8.14%	3/5/2028	$746,203	732,084	712,001	0.32%
Opco Borrower, LLC (Giving Home Health Care)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.08%	8/19/2027	$2,111,700	2,092,133	2,074,956	0.92%	E
Opco Borrower, LLC (Giving Home Health Care)	First Lien Revolver	SOFR(M)	1.00%	6.50%	10.87%	8/19/2027	$38,636	36,846	35,275	0.02%	E
PetVet Care Centers, LLC	First Lien Term Loan	LIBOR(M)	0.75%	3.50%	7.88%	2/14/2025	$743,849	723,301	701,375	0.31%
Premise Health Holding Corp.	First Lien Term Loan	SOFR(S)	0.50%	4.75%	8.98%	7/10/2025	$4,975,000	4,892,567	4,867,043	2.16%	E
WP CityMD Bidco, LLC	First Lien Term Loan	LIBOR(M)	0.50%	3.25%	7.63%	12/23/2028	$1,936,008	1,909,896	1,934,420	0.86%
U.S. Anesthesia Partners, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	4.25%	8.37%	10/1/2028	$2,481,156	2,400,556	2,368,660	1.06%
								17,507,507	17,358,057	7.71%
Health Care Technology
athenahealth Group Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.50%	7.82%	2/15/2029	$859,305	841,390	777,980	0.35%
athenahealth Group Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.50%	7.82%	2/15/2029	$36,594	33,360	22,741	0.01%
Gainwell Acquisition Corp.	First Lien Term Loan	LIBOR(Q)	0.75%	4.00%	8.73%	10/1/2027	$3,935,777	3,870,009	3,704,550	1.65%
PointClickCare Technologies Inc. (Canada)	First Lien Term Loan	SOFR(Q)	0.75%	4.00%	8.58%	12/29/2027	$967,563	965,144	960,306	0.43%	C/E
Polaris Newco, LLC	First Lien Term Loan	LIBOR(Q)	0.50%	4.00%	8.73%	6/4/2028	$1,385,313	1,337,095	1,267,561	0.55%
								7,046,998	6,733,138	2.99%
Hotels, Restaurants & Leisure
Fertitta Entertainment, LLC	First Lien Term Loan	SOFR(M)	0.50%	4.00%	8.32%	1/27/2029	$1,183,309	1,137,129	1,127,404	0.50%
Four Seasons Holdings Inc. (Canada)	First Lien Term Loan	SOFR(M)	0.50%	3.25%	7.67%	11/30/2029	$509,993	502,421	510,720	0.23%	C
IRB Holding Corp.	First Lien Term Loan	LIBOR(M)	1.00%	2.75%	7.13%	2/5/2025	$1,929,467	1,880,860	1,915,295	0.85%
Whatabrands, LLC	First Lien Term Loan	LIBOR(M)	0.50%	3.25%	7.63%	8/3/2028	$1,043,222	1,002,244	1,010,621	0.45%
								4,522,654	4,564,040	2.03%
Insurance
Alera Group, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.50%	10.92%	9/30/2028	$277,139	271,901	267,993	0.12%	E
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.50%	10.92%	9/30/2028	$310,396	299,906	292,085	0.13%	E
Alliant Holdings Intermediate, LLC	First Lien Term Loan	LIBOR(M)	0.50%	3.50%	7.85%	11/6/2027	$1,615,387	1,568,466	1,581,059	0.70%
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	9.58%	8/31/2029	$3,019,956	2,962,461	2,896,138	1.29%	E
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	5.75%	10.15%	8/31/2029	$503,326	491,343	472,371	0.21%	E
AmeriLife Holdings, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.75%	9.58%	8/31/2028	$—	(7,126)	(15,477)	(0.01)%	D/E
AssuredPartners, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	3.50%	7.88%	2/12/2027	$993,317	959,671	964,511	0.43%
HUB International Limited	First Lien Term Loan	LIBOR(Q)	0.75%	3.25%	7.53%	4/25/2025	$1,757,193	1,721,594	1,743,812	0.77%
HUB International Limited	First Lien Incremental Term Loan	SOFR(Q)	0.75%	4.00%	8.22%	11/10/2029	$401,000	389,706	397,325	0.18%
Integrity Marketing Acquisition, LLC	First Lien Incremental Term Loan	SOFR(M)	0.75%	6.50%	10.82%	8/27/2025	$2,989,762	2,938,020	2,965,844	1.32%	E
Integrity Marketing Acquisition, LLC	First Lien Incremental Revolver	SOFR(M)	0.75%	6.50%	10.82%	8/27/2025	$—	(229,212)	(23,918)	(0.01)%	D/E
NFP Corp.	First Lien Term Loan	LIBOR(M)	—	3.25%	7.63%	2/13/2027	$993,237	951,272	952,445	0.42%
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	First Lien Term Loan	LIBOR(M)	—	3.75%	8.13%	9/3/2026	$1,936,532	1,893,975	1,904,376	0.85%
USI, Inc.	First Lien Term Loan	SOFR(Q)	—	3.75%	8.33%	5/16/2024	$2,128,881	2,098,052	2,127,987	0.94%
USI, Inc.	First Lien Incremental Term Loan	SOFR(Q)	—	3.75%	8.33%	11/22/2029	$400,000	398,500	399,832	0.18%
								16,708,529	16,926,383	7.52%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2022

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Internet & Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	PRIME	0.75%	5.25%	12.25%	12/29/2027	$2,322,858	$2,164,287	$2,162,581	0.96%	E
Syndigo, LLC	First Lien Term Loan	LIBOR(M)	0.75%	4.50%	8.84%	12/15/2027	$1,272,288	1,229,946	1,154,601	0.51%	E
								3,394,233	3,317,182	1.47%
Internet & Direct Marketing Retail
CNT Holdings I Corp.	First Lien Term Loan	SOFR(Q)	0.75%	3.50%	7.24%	11/8/2027	$973,778	952,102	944,998	0.42%
Pug, LLC	First Lien Term Loan	LIBOR(M)	—	3.50%	7.88%	2/13/2027	$743,863	713,787	619,266	0.27%
								1,665,889	1,564,264	0.69%
Internet Software & Services
Anaconda, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	11.86%	8/22/2027	$700,040	693,547	690,239	0.31%	E
Gympass US, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.00% Cash + 4.00% PIK	12.77%	7/8/2027	$2,544,480	2,521,908	2,501,224	1.11%	E
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(M)	0.50%	3.75%	7.97%	3/1/2029	$716,400	693,117	668,810	0.30%
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	LIBOR(Q)	0.75%	4.75%	9.17%	7/27/2028	$2,487,437	2,401,053	2,141,534	0.95%
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	—	12.00%	12.00%	7/27/2028	$431,701	388,530	403,640	0.18%
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Term Loan	SOFR(Q)	0.75%	0.75% Cash + 6.50% PIK	11.46%	1/24/2028	$2,973,479	2,919,784	2,889,627	1.28%	C/E
								9,617,939	9,295,074	4.13%
IT Services
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	11.83%	10/19/2028	$3,776,510	3,685,300	3,663,215	1.63%	E
Avalara, Inc.	First Lien Revolver	SOFR(Q)	0.75%	7.25%	11.83%	10/19/2028	$—	(9,121)	(11,330)	(0.01)%	D/E
Hyland Software, Inc.	First Lien Term Loan	LIBOR(M)	0.75%	3.50%	7.88%	7/1/2024	$1,757,912	1,732,650	1,737,916	0.77%
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	11.58%	12/29/2028	$2,271,646	2,203,557	2,203,497	0.98%	E
Madison Logic Holdings, Inc.	First Lien Revolver	SOFR(Q)	1.00%	7.00%	11.58%	12/30/2027	$—	(4,891)	(4,891)	—	D/E
Optiv Security, Inc.	First Lien Term Loan	LIBOR(S)	1.00%	3.25%	7.42%	2/1/2024	$1,013,320	991,650	971,733	0.43%
Research Now Group, LLC	First Lien Term Loan	LIBOR(S)	1.00%	5.50%	8.84%	12/20/2024	$2,480,418	2,367,143	1,877,887	0.83%
TierPoint, LLC	First Lien Term Loan	LIBOR(M)	0.75%	3.75%	8.13%	5/5/2026	$1,115,568	1,080,512	1,046,191	0.46%
Zelis Cost Management Buyer, Inc.	First Lien Term Loan	LIBOR(M)	—	3.50%	7.88%	9/30/2026	$1,242,016	1,219,603	1,230,763	0.56%
								13,266,403	12,714,981	5.65%
Leisure Products
SRAM, LLC	First Lien Term Loan	LIBOR(M)	0.50%	2.75%	7.13%	5/18/2028	$638,560	620,459	623,394	0.28%

Life Sciences Tools & Services
Alcami Corporation	First Lien Term Loan	SOFR(M)	1.00%	7.00%	11.42%	12/21/2028	$998,822	964,035	963,863	0.43%	E
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.00%	11.42%	12/21/2028	$—	(2,899)	(2,913)	—	D/E
Alcami Corporation	First Lien Revolver	SOFR(M)	1.00%	7.00%	11.42%	12/21/2028	$—	(4,638)	(4,661)	—	D/E
Curia Global, Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	3.75%	8.16%	8/30/2026	$1,475,916	1,431,917	1,222,708	0.54%
Parexel International, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	3.25%	7.63%	11/15/2028	$1,262,741	1,231,785	1,218,899	0.54%
								3,620,200	3,397,896	1.51%
Machinery
AI Aqua Merger Sub, Inc. (Osmosis Buyer) (United Kingdom)	First Lien Term Loan	SOFR(M)	0.50%	3.75%	7.97%	7/30/2028	$1,428,023	1,369,254	1,348,588	0.60%	C
Madison IAQ LLC	First Lien Term Loan	LIBOR(Q)	0.50%	3.25%	7.99%	6/21/2028	$1,037,367	973,797	967,739	0.43%
Service Logic Acquisition Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	4.00%	8.37%	10/29/2027	$2,481,465	2,390,589	2,357,392	1.05%
								4,733,640	4,673,719	2.08%
Media
NEP Group, Inc.	First Lien Term Loan	LIBOR(Q)	—	3.25%	7.98%	10/20/2025	$2,992,208	2,573,299	2,594,499	1.15%
Radiate Holdco, LLC	First Lien Term Loan	LIBOR(M)	0.75%	3.25%	7.63%	9/25/2026	$1,385,340	1,339,220	1,131,726	0.50%
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.11%	8/31/2023	$3,556,309	3,485,182	3,392,719	1.51%	E
Streamland Media Midco LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.75%	11.11%	8/31/2023	$—	(19,482)	(51,790)	(0.02)%	D/E
Zayo Group Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.25%	8.57%	3/9/2027	$724,525	707,598	604,750	0.27%
								8,085,817	7,671,904	3.41%
Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.26%	11/30/2026	$4,946,306	4,763,739	4,715,808	2.09%	E

Professional Services
Cast & Crew Payroll, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.75%	8.07%	12/30/2028	$1,163,172	1,137,018	1,149,505	0.51%
Cherry Bekaert Advisory LLC	First Lien Term Loan	SOFR(M)	0.75%	5.50%	9.82%	6/30/2028	$2,180,588	2,140,597	2,118,441	0.94%	E
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.50%	9.79%	6/30/2028	$395,373	383,557	369,879	0.16%	E
Cherry Bekaert Advisory LLC	First Lien Revolver	SOFR(M)	0.75%	5.50%	9.82%	6/30/2028	$134,176	125,982	121,429	0.05%	E
DTI Holdco, Inc. (Epiq)	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.84%	4/26/2029	$2,493,750	2,377,151	2,303,602	1.02%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2022

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Deerfield Dakota Holding, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.75%	8.07%	4/9/2027	$1,936,685	$1,880,747	$1,813,531	0.81%
Element Materials Technology Group US Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.50%	4.25%	8.93%	6/22/2029	$464,595	459,181	455,110	0.20%
Element Materials Technology Group US Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.50%	4.25%	8.93%	6/22/2029	$225,772	223,136	221,163	0.10%
iCIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	11.52%	8/18/2028	$1,152,092	1,132,575	1,132,276	0.50%	E
Monotype Imaging Holdings, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.68%	10/9/2026	$2,481,156	2,411,515	2,443,939	1.09%	E
Vensure Employer Services, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.77%	3/26/2027	$2,346,506	2,346,506	2,284,558	1.02%	E
Vensure Employer Services, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.77%	3/26/2027	$—	(2,782)	(69,761)	(0.03)%	D/E
								14,615,183	14,343,672	6.37%
Real Estate Management & Development
Forest City Enterprises, L.P.	First Lien Term Loan	LIBOR(M)	—	3.50%	7.88%	12/8/2025	$902,764	885,737	871,027	0.39%

Software
Applied Systems, Inc.	First Lien Term Loan	LIBOR(Q)	0.50%	3.00%	7.73%	9/19/2024	$1,786,914	1,752,573	1,783,510	0.79%
Barracuda Parent, LLC	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	8.59%	8/15/2029	$580,000	564,475	560,344	0.25%
Boxer Parent Company, Inc.	First Lien Term Loan	LIBOR(M)	—	3.75%	8.13%	10/2/2025	$1,314,202	1,273,137	1,261,338	0.56%
Central Parent Inc.	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	9.08%	7/6/2029	$1,000,000	978,881	992,670	0.44%
Cloudera, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	3.75%	8.13%	10/8/2028	$745,858	710,582	705,653	0.31%
Cornerstone OnDemand, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	3.75%	8.13%	10/15/2028	$744,415	704,582	668,112	0.30%
Epicor Software Corp.	First Lien Term Loan	LIBOR(M)	0.75%	3.25%	7.63%	7/31/2027	$2,147,303	2,089,641	2,066,650	0.92%
Flexera Software, LLC	First Lien Term Loan	LIBOR(M)	0.75%	3.75%	8.14%	3/3/2028	$744,330	722,669	716,187	0.32%
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.25% Cash + 3.75% PIK	11.40%	8/30/2028	$3,168,138	3,098,041	3,060,421	1.36%	E
Fusion Risk Management, Inc.	First Lien Revolver	SOFR(Q)	1.00%	6.50%	10.90%	8/30/2028	$—	(6,665)	(10,669)	—	D/E
Greeneden U.S. Holdings II, LLC	First Lien Term Loan	LIBOR(M)	0.75%	4.00%	8.38%	12/1/2027	$2,737,495	2,682,329	2,634,278	1.17%
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	11.46%	7/9/2029	$1,484,761	1,457,604	1,437,249	0.64%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	11.40%	7/9/2029	$1,147,092	1,134,783	1,110,385	0.49%	E
GTY Technology Holdings Inc.	First Lien Revolver	SOFR(Q)	0.75%	6.25%	10.83%	7/9/2029	$—	(4,941)	(8,460)	—	D/E
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(S)	0.75%	8.00%	10.93%	8/5/2028	$2,321,515	2,266,822	2,243,048	1.00%	E
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	12.99%	11/1/2027	$909,947	892,141	891,748	0.40%	E
MH Sub I, LLC (Micro Holding Corp.)	First Lien Term Loan	LIBOR(M)	1.00%	3.75%	8.13%	9/15/2024	$1,474,959	1,430,971	1,436,507	0.64%
Planview Parent, Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	4.00%	8.73%	12/17/2027	$834,183	806,876	779,064	0.35%
Project Alpha Intermediate Holding, Inc.	First Lien Term Loan	LIBOR(M)	—	4.00%	8.39%	4/26/2024	$1,295,450	1,275,150	1,266,950	0.56%
Proofpoint, Inc.	First Lien Term Loan	LIBOR(Q)	0.50%	3.25%	7.98%	8/31/2028	$1,634,985	1,582,725	1,576,166	0.70%
RealPage, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	3.00%	7.38%	4/22/2028	$1,205,735	1,165,650	1,149,065	0.51%
Sophia, L.P.	First Lien Term Loan	LIBOR(Q)	0.50%	3.50%	8.23%	10/7/2027	$1,963,800	1,903,011	1,899,986	0.84%
Sovos Compliance, LLC (fka Taxware, LLC)	First Lien Term Loan	LIBOR(M)	0.50%	4.50%	8.88%	8/11/2028	$748,112	730,480	691,068	0.31%
TIBCO Software Inc.	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	9.18%	3/30/2029	$1,300,000	1,181,454	1,164,196	0.52%
UKG Inc.	First Lien Term Loan	LIBOR(M)	—	3.75%	8.13%	5/3/2026	$2,411,095	2,348,435	2,329,287	1.03%
Zendesk, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.04%	11/22/2028	$2,443,751	2,395,775	2,394,876	1.05%	E
Zendesk, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50%	11.04%	11/22/2028	$—	(6,001)	(12,219)	(0.01)%	D/E
Zendesk, Inc.	First Lien Revolver	SOFR(Q)	0.75%	6.50%	11.04%	11/22/2028	$—	(4,939)	(5,031)	—	D/E
								35,126,241	34,782,379	15.45%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2022

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Specialty Retail
EG Group Limited (United Kingdom)	First Lien Term Loan	LIBOR(Q)	—	4.00%	8.73%	2/7/2025	$992,897	962,930	940,154	0.42%	C
Fender Musical Instruments Corporation	First Lien Term Loan	SOFR(M)	0.50%	4.00%	8.42%	12/1/2028	$2,488,226	2,378,027	2,015,463	0.90%	E
Mavis Tire Express Services Topco Corp.	First Lien Term Loan	SOFR(M)	0.75%	4.00%	8.50%	5/4/2028	$1,013,282	972,690	969,311	0.43%
MED ParentCo, LP	First Lien Term Loan	LIBOR(M)	—	4.25%	8.63%	8/31/2026	$575,538	541,663	493,748	0.22%
Woof Holdings, Inc.	First Lien Term Loan	LIBOR(M)	0.75%	3.75%	8.10%	12/21/2027	$1,115,903	1,081,679	1,055,923	0.46%
								5,936,989	5,474,599	2.43%
Trading Companies & Distributors
BCPE Empire Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	4.63%	9.05%	6/11/2026	$746,741	732,083	728,072	0.32%
SRS Distribution, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	3.50%	7.88%	6/2/2028	$1,255,883	1,201,856	1,203,745	0.54%
								1,933,939	1,931,817	0.86%
Transportation Infrastructure
Bleriot US Bidco Inc.	First Lien Term Loan	LIBOR(Q)	—	4.00%	8.73%	10/30/2026	$1,082,451	1,067,274	1,073,429	0.48%
Brown Group Holding, LLC	First Lien Term Loan	SOFR(Q)	0.50%	3.75%	7.91%	7/1/2029	$1,795,500	1,782,022	1,792,555	0.79%
								2,849,296	2,865,984	1.27%

Total Debt Investments - 176.3% of Net Assets								210,903,951	207,554,379	92.17%

Total Investments - 176.3% of Net Assets								$210,903,951	$207,554,379	92.17%

Cash and Cash Equivalents - 15.0% of Net Assets									$17,633,729	7.83%

Total Cash and Investments - 191.3% of Net Assets									$225,188,108	100.00%

Notes to Schedule of Investments:

(A)
Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)
99.8% of the fair value of total senior secured loans in the Fund’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (LIBOR), “L”, or the Secured Overnight Financing Rate (“SOFR”), “S”, or other base rate (commonly the Federal Funds Rate or the Prime Rate),"P". In addition, 83.6% of the fair value of such senior secured loans have floors of 0.50% to 1.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2022 of all contracts within the specified loan facility. LIBOR or SOFR reset monthly (M), quarterly (Q) or semiannually (S).
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
(E)
Investments are considered Level 3 in accordance with ASC Topic 820 (see Note 2).
(F)
As of December 31, 2022, the Fund generally uses GICS codes to identify the industry groupings.

Aggregate acquisitions and aggregate dispositions of investments totaled $217,471,316 and $7,093,801, respectively for the period from March 18, 2022 (Inception) to December 31, 2022. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on investments. As of December 31, 2022, approximately 3.9% of the total assets of the Fund were not qualifying assets under Section 55(a) of the 1940 Act.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2022

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

Investment Valuation

The Securities and Exchange Commission (the “SEC”) has adopted Rule 2a-5 (the “Rule”) under the 1940 Act. The Rule establishes requirements for determining fair value in good faith for purposes of the 1940 Act. On July 28, 2022, pursuant to Rule 2a-5 under the 1940 Act, the Fund's Board of Trustees designated the Investment Adviser as the Fund's valuation designee (the “Valuation Designee”) to perform certain fair value functions, including performing fair value determinations. As required by the Rule, the Valuation Designee will provide periodic fair valuation reporting and notifications on behalf of the Fund to the Board of Trustees to facilitate the Board of Trustees' oversight duties.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

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

At December 31, 2022, the Fund’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Total
1	Quoted prices in active markets for identical assets	$—	$—
2	Other direct and indirect observable market inputs(2)	130,768,540	130,768,540
3	Valuation sources that employ significant unobservable inputs	76,785,839	76,785,839
Total		$207,554,379	$207,554,379

______________________

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

2. Summary of Significant Accounting Policies (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2022 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1) (Concluded Value)(2)
Bank Debt	$65,553,615	Income approach	Discount rate	11.3% - 12.0% (11.7%)
	11,232,224	Market quotations	Indicative bid/ask quotes	1 (1)
	$76,785,839

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

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the period from March 18, 2022 (Inception) to December 31, 2022 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Total
Beginning balance	$—	$—
Net realized and unrealized gains (losses)	(1,218,903)	(1,218,903)
Acquisitions(1)	83,116,027	83,116,027
Dispositions	(5,111,285)	(5,111,285)
Ending balance	$76,785,839	$76,785,839

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(1,218,903)	$(1,218,903)

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At December 31, 2022, included in cash and cash equivalents was $11,024,422 (9.4% of net assets) held in the JP Morgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.12%.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

2. Summary of Significant Accounting Policies (Continued)

Restricted Investments

The Fund may invest without limitation in instruments that are subject to legal or contractual restrictions on resale. These instruments generally may be resold to institutional investors in transactions exempt from registration or to the public if the securities are registered. Disposal of these investments may involve time-consuming negotiations and additional expense, and prompt sale at an acceptable price may be difficult. Restricted investments, including any restricted investments in affiliates, are valued in accordance with the investment valuation policies discussed above. The Fund did not hold any restricted investments at December 31, 2022.

Foreign Currency Investments

The Fund may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at December 31, 2022 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Fund did not hold any investments denominated in foreign currency at December 31, 2022.

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

During each of the 36 months following the commencement of the Fund’s operations, the Fund will reimburse the Investment Adviser for any and all Expense Payments incurred by the Investment Adviser under the Expense Support Agreement to the extent that the Fund’s annual Operating Expenses (as defined below) do not exceed 1.25% of the value of the Fund’s net assets, calculated monthly based on month-end net assets. “Operating Expenses” for purposes of the Expense Support Agreement means all annual operating expenses of the Fund incurred in the ordinary course of business, excluding offering costs incurred by the Fund, interest expense and other financing costs, portfolio transaction and other investment-related costs, base management fee and incentive fee payable pursuant to the Advisory Agreement, shareholder servicing and/or distribution fees, taxes and any other extraordinary expenses not incurred in the ordinary course of business (including, without limitation, litigation expenses). From inception of the Fund through December 31, 2022, the Adviser had incurred $1,043,184 related to organizational and offering expenses. The Fund did not reimburse the Investment Adviser for any Expense Payments during the period from March 18, 2022 (Inception) to December 31, 2022 since the annual operating expenses exceeded 1.25% of the value of the Fund’s net assets.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

2. Summary of Significant Accounting Policies (Continued)

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

Income Taxes

The Fund intends to comply with the applicable provisions of the Code, pertaining to regulated investment companies and to make distributions of taxable income sufficient to relieve it from substantially all federal income taxes. Accordingly, no provision for income taxes is required in the financial statements. In accordance with ASC Topic 740 - Income Taxes, the Fund recognizes in its financial statements the effect of a tax position when it is determined that such position is more likely than not, based on the technical merits, to be sustained upon examination.

The tax returns of the Fund remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Fund as of December 31, 2022, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the financial statements.

The final tax characterization of distributions is determined after the fiscal year and is reported on Form 1099 and in the Fund’s annual report to shareholders. Distributions can be characterized as ordinary income, capital gains and/or return of capital. As of December 31, 2022, the Fund had no non-expiring capital loss carryforwards available to offset future realized capital gains.

GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net assets or net asset values per share. As of December 31, 2022, the following permanent difference attributable to non-deductible expenses was reclassified to the following accounts.

December 31, 2022
Paid-in capital	$(20,153)
Accumulated earnings	20,153

The tax character of distributions paid were as follows:

December 31, 2022
Ordinary income	$3,262,157

As of December 31, 2022, the tax components of accumulated net earnings (losses) were as follows:

December 31, 2022
Undistributed ordinary income	$580,602
Net unrealized gains (losses)	(3,349,572)
Total accumulated earnings (losses)	$(2,768,970)

At December 31, 2022, gross unrealized appreciation and depreciation based on cost of investments for U.S. federal income tax purposes were as follows:

December 31, 2022
Tax basis of investments	$210,903,951

Unrealized appreciation	833,360
Unrealized depreciation	(4,182,932)
Net unrealized appreciation (depreciation)	$(3,349,572)

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

2. Summary of Significant Accounting Policies (Continued)

During the fiscal year ended December 31, 2022, the following information is provided with respect to the ordinary income dividends paid by the Fund.

Interest Dividends(1)	$3,742,725
Interest Related Dividends for Non-U.S. Residents(2)	3,599,872

______________________

(1)
The Fund hereby designates the above amount maximum amounts allowable as interest income eligible to be treated as a Section 163(j) interest dividend.
(2)
Represents the maximum amount allowable as interest-related dividends eligible for exemption from US withholding tax for nonresident aliens and foreign corporations.

Recent Accounting Pronouncements

In March 2020 and January 2021, the FASB issued ASU No. 2020-04 and ASU No. 2021-01, respectively, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective and can be adopted by all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Fund is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements.

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

For the period from March 18, 2022 (Inception) to December 31, 2022, the Investment Adviser earned and waived $541,482 in management fees.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

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

For the period from March 18, 2022 (Inception) to December 31, 2022, the Investment Adviser earned and waived $0 in incentive fees.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

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

At December 31, 2022, there was $95.0 million of debt outstanding under the Credit Facility, with a weighted-average interest rate, excluding fees of 5.08%. Outstanding debt is carried at amortized cost in the Consolidated Statement of Assets and Liabilities. As of December 31, 2022, the estimated fair value of the outstanding debt approximated its carrying value.

Total expenses related to debt included the following:

From March 18, 2022 (Inception)
to December 31, 2022
Interest expense	$1,819,941
Amortization of deferred debt issuance costs	109,094
Commitment fees	334,463
Total	$2,263,498

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

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

The Consolidated Schedule of Investments include certain revolving loan facilities and other commitments with unfunded balances at December 31, 2022 as follows:

		Unfunded Balances
Issuer	Maturity Date	December 31, 2022
Accordion Partners LLC	8/29/2029	$624,447
Accordion Partners LLC	8/31/2028	277,532
Alcami Corporation	12/21/2028	83,235
Alcami Corporation	12/21/2028	133,176
Alera Group, Inc.	9/30/2028	244,494
AmeriLife Holdings, LLC	8/31/2029	251,663
AmeriLife Holdings, LLC	8/31/2028	377,494
athenahealth Group Inc.	2/15/2029	109,783
Avalara, Inc.	10/19/2028	377,651
Cherry Bekaert Advisory LLC	6/30/2028	499,136
Cherry Bekaert Advisory LLC	6/30/2028	313,078
Freedom Financial Network Funding, LLC	9/21/2027	891,790
Fusion Holding Corp. (Finalsite)	9/15/2027	371,133
Fusion Risk Management, Inc.	8/30/2028	313,806
GC Champion Acquisition LLC (Numerix)	8/21/2028	654,568
GTY Technology Holdings Inc.	7/9/2029	264,374
Integrity Marketing Acquisition, LLC	8/27/2025	2,989,762
Madison Logic Holdings, Inc.	12/30/2027	163,029
Opco Borrower, LLC (Giving Home Health Care)	8/19/2027	154,544
Pueblo Mechanical and Controls, LLC	8/23/2028	626,684
Pueblo Mechanical and Controls, LLC	8/23/2027	237,151
Streamland Media Midco LLC	8/31/2023	1,125,859
Vensure Employer Services, Inc.	3/26/2027	2,642,481
Zendesk, Inc.	11/22/2028	610,938
Zendesk, Inc.	11/22/2028	251,563
Total Unfunded Balances		$14,589,371

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

6. Other Related Party Transactions

The Investment Adviser will pay all of the Fund’s organizational and offering expenses on the Fund’s behalf (each an “Expense Payment”). During each of the 36 months following the commencement of the Fund’s operations, the Fund will reimburse the Investment Adviser for any and all Expense Payments incurred by the Investment Adviser under the Expense Support Agreement to the extent that the Fund’s annual Operating Expenses do not exceed 1.25% of the value of the Fund’s net assets, calculated monthly based on month-end net assets.

For the period from March 18, 2022 (Inception) to December 31, 2022, the Investment Adviser made Expense Payments in the amount of $860,275. For the period from March 18, 2022 (Inception) to December 31, 2022, there were no reimbursement payment made to the Fund to the Investment Adviser.

The Fund has entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator will perform (or oversee, or arrange for, the performance by third parties of) the administrative services necessary for the operation of the Fund, including but not limited to, determining and publishing the Fund's net asset value (“NAV”), overseeing the preparation and filing of the Fund's tax returns, and the printing and dissemination of reports to shareholders of the Fund, and generally overseeing the payment of the Fund's expenses and the performance of administrative and professional services rendered to the Fund by others. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities thereunder, including payments to the Administrator in an amount equal to the Fund’s allocable portion of overhead and other expenses incurred by the Administrator or its affiliate in performing its obligations and services under the Administration Agreement, such as rent, license fees and other costs associated with computer software utilized in providing such obligations and services and the Fund’s allocable portion of the cost of personnel attributable to performing such obligations and services, including, but not limited to, marketing, legal and other services performed by the Administrator for the Fund. The Administrator will also, on behalf of the Fund, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other shareholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, shareholders and such other persons in any such other capacity deemed to be necessary or desirable. For the period from March 18, 2022 (Inception) to December 31, 2022, the Fund incurred $580,396 for such administrative service expenses.

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

The Fund has the authority to issue an unlimited number of Common Shares of any class and an unlimited number of shares of preferred shares, at a par value $0.001 per share. As of December 31, 2022, the Fund had 4,968,576 Institutional shares issued and outstanding.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

7. Stockholders’ Equity and Dividends (Continued)

The following table summarizes transactions in Common Shares during the period from March 18 (Inception) to December 31, 2022:

	Shares	Amount
Institutional Class
Subscriptions	4,892,367	$118,655,300
Share transfers between classes	—	—
Distributions reinvested	76,209	1,819,100
Share Repurchases	—	—
Early Repurchase Deduction	—	—
Net Increase (Decrease)	4,968,576	$120,474,400

Class S
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share Repurchases	—	—
Early Repurchase Deduction	—	—
Net Increase (Decrease)	—	—

Class D	—	—
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share Repurchases	—	—
Early Repurchase Deduction	—	—
Net Increase (Decrease)	—	—

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents our monthly NAV per share for each of the three classes of shares since our inception through December 31, 2022.

	NAV per Share
For the Month Ended	Institutional Class	Class S	Class D
June 30, 2022	$23.49	N/A	N/A
July 31, 2022	24.40	N/A	N/A
August 31, 2022	24.86	N/A	N/A
September 30, 2022	23.74	N/A	N/A
October 31, 2022	23.89	N/A	N/A
November 30, 2022	23.93	N/A	N/A
December 31, 2022	23.69	N/A	N/A

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering net investment income available for distribution to shareholders, at the discretion of our Board of Trustees.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

7. Stockholders’ Equity and Dividends (Continued)

The following table summarizes the Fund's dividends declared for the period from March 18, 2022 (Inception) to December 31, 2022.

Institutional Class

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
September 29, 2022	September 29, 2022	October 27, 2022	Regular	$0.15	$439,782
October 28, 2022	October 28, 2022	November 28, 2022	Regular	0.15	634,004
November 29, 2022	November 29, 2022	December 27, 2022	Regular	0.16	747,485
December 29, 2022	December 29, 2022	January 27, 2023	Regular	0.17	844,657
December 29, 2022	December 29, 2022	January 27, 2023	Special	0.12	596,229
				$0.75	$3,262,157

Class S Shares

No Class S shares were outstanding during the period from March 18, 2022 (Inception) to December 31, 2022.

Class D Shares

No Class D shares were outstanding during the period from March 18, 2022 (Inception) to December 31, 2022.

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

During the period from March 18, 2022 (Inception) to December 31, 2022, no shares were repurchased.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

9. Financial Highlights

For the Period from March 18, 2022 (Inception) to December 31, 2022
Per Common Share
Per share NAV at beginning of period	$25.00
Investment operations: (1)
Net investment income before income taxes	0.99
Excise taxes	0.00
Net investment income	0.99
Net realized and unrealized gain (loss)	(1.55)
Total from investment operations	(0.56)

Dividends to common shareholders	(0.75)
Per share NAV at end of period	$23.69

Total return based on net asset value: (2)	(2.24)%

Shares outstanding at end of period	4,968,576
Ratios to average net asset value: (3)
Net investment income(4)	8.21%
Expenses before incentive fee (5)	7.80%
Expenses and incentive fee (6)	7.80%

Ending net asset value	$117,685,277
Portfolio turnover rate	4.23%
Weighted-average debt outstanding	$45,242,215
Weighted-average interest rate on debt	5.08%
Weighted-average number of common shares	2,596,026
Weighted-average debt per share	$9.11

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
(3)
Annualized for periods less than one year except for incentive fees and other certain non-recurring expenses, excluding the effect of management fee and incentive fee waivers by the Adviser which represented 1.16% of average net assets.
(4)
Net of incentive fees and excise taxes.
(5)
Includes interest and other debt costs but excludes excise taxes.
(6)
Includes incentive fees and all Fund expenses including interest and other debt costs but excludes excise taxes.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2022

10. Senior Securities

Information about the Fund's senior securities is shown in the following table as of the end of the fiscal year ended December 31, 2022.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal Year 2022	$95,000,000	$2,225	—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period presented.
(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. The asset coverage ratio with respect to indebtedness is multiplied by $1,000 to determine the Asset Coverage Per Unit.
(3)
The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(4)
The Fund's senior securities are not registered for public trading.

11. Subsequent Events

On January 27, 2023, the Fund accepted $8,577,579 of additional subscriptions, to purchase $8,577,579 of additional institutional shares, par value $0.001 per share. On February 21, 2023, the number of shares being purchased was fixed when the purchase price of $24.28 was determined by the Fund. As a result, the Fund issued 353,278 shares and received $8,577,579 in proceeds.

On February 28, 2023, the Fund accepted $5,854,072 of additional subscriptions, to purchase $5,854,072 of additional institutional shares, par value $0.001 per share.

Item 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Item 9B. Other Information

On March 18, 2022, we entered into a non-exclusive, royalty-free license agreement (the “License Agreement”) with BlackRock, Inc., the parent company of our Investment Adviser, pursuant to which BlackRock, Inc. has agreed to grant us a non-exclusive, royalty-free license to use the name “BlackRock.” The License Agreement has an initial term of one year and will automatically be renewed for successive one-year terms unless terminated in accordance with the terms of the License Agreement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2023 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2023 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2023 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2023 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2023 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

a.
Documents Filed as Part of this Report

The following reports and financial statements are set forth in Item 8:

b. Exhibits

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

BlackRock Private Credit Fund

Date: March 2, 2023	By:	/s/ Rajneesh Vig
	Name:	Rajneesh Vig
	Title:	Chief Executive Officer

Date: March 2, 2023	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer