Form 10-Q
period 2023-03-31
BlackRock Private Credit Fund
filed 2023-05-04
CIK 1902649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2023

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

As of March 31, 2023, there was no established public market for the Registrant's shares of common stock.

The number of shares of Registrant’s common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding as of May 4, 2023 was 6,211,056, 0 and 0 of Institutional Class, Class S and Class D Common Shares, respectively.

BLACKROCK PRIVATE CREDIT FUND

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2023

BlackRock Private Credit Fund

Consolidated Statements of Assets and Liabilities

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $234,188,325 and $210,903,951, respectively)	$232,900,906	$207,554,379
Total investments (cost of $234,188,325 and $210,903,951, respectively)	232,900,906	207,554,379

Cash and cash equivalents	16,811,661	17,633,729
Deferred debt issuance costs	1,733,099	1,779,632
Interest, dividends and fees receivable	1,542,661	1,265,323
Receivable for investments sold	1,930,657	22,548
Prepaid expenses and other assets	255,843	283,390
Total assets	255,174,827	228,539,001

Liabilities
Debt	93,000,000	95,000,000
Payable for investments purchased	8,728,761	7,174,463
Contribution received in advance	6,318,345	4,950,000
Distribution payable	1,181,081	1,440,887
Interest and debt related payables	1,229,182	1,090,190
Reimbursements due to the Investment Adviser	95,386	48,566
Accrued expenses and other liabilities	1,513,224	1,149,618
Total liabilities	$112,065,979	$110,853,724

Commitments and contingencies (Note 5)

Net assets	$143,108,848	$117,685,277

Composition of net assets applicable to common shareholders
Common shares of beneficial interest, $0.001 par value; 5,905,404 and 4,948,576 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	$5,905	$4,969
Paid-in capital in excess of par	143,027,715	120,449,278
Distributable earnings (loss)	75,228	(2,768,970)
Total net assets	143,108,848	117,685,277
Total liabilities and net assets	$255,174,827	$228,539,001

Net assets per share	$24.23	$23.69

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statement of Operations (Unaudited)

Three Months Ended March 31, 2023
Investment income
Interest income:
Non-controlled, non-affiliated investments	$6,063,558
Total investment income	6,063,558

Operating expenses
Interest and other debt expenses	1,611,190
Incentive fees	963,927
Management fees	397,157
Administrative expenses	289,547
Professional fees	71,215
Director fees	69,125
Custody fees	47,053
Insurance expense	7,233
Other operating expenses	79,388
Total operating expenses, before management fee and incentive fee waivers	3,535,835
Management fee and incentive fee waivers	(1,361,084)
Total operating expenses, net of management fee and incentive fee waivers	2,174,751
Net investment income	3,888,807

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(22,838)
Net realized gain (loss)	(22,838)

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	2,062,153
Net change in unrealized appreciation (depreciation)	2,062,153

Net realized and unrealized gain (loss)	2,039,315

Net increase (decrease) in net assets resulting from operations	$5,928,122

Basic and diluted earnings (loss) per share (1)	$1.09

Basic and diluted weighted average common shares outstanding	5,588,034

______________________

(1)
Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statement of Changes in Net Assets (Unaudited)

	Common Shares
	Shares	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings (loss)	Total Net Assets
Balance at December 31, 2022	4,968,576	$4,969	$120,449,278	$(2,768,970)	$117,685,277
Institutional Class:
Issuance of common shares in private offerings	803,632	803	19,380,847	—	19,381,650
Issuance of common shares from dividend reinvestment plan	133,196	133	3,197,590	—	3,197,723
Net investment income	—	—	—	3,888,807	3,888,807
Net realized and unrealized gain (loss)	—	—	—	2,039,315	2,039,315
Dividends paid to common shareholders	—	—	—	(3,083,924)	(3,083,924)
Balance at March 31, 2023	5,905,404	$5,905	$143,027,715	$75,228	$143,108,848

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statement of Cash Flows (Unaudited)

Three Months Ended March 31, 2023
Operating activities
Net increase (decrease) in net assets resulting from operations	$5,928,122
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	22,838
Change in net unrealized (appreciation) depreciation of investments	(2,062,153)
Net amortization of investment discounts and premiums	(585,382)
Interest and dividend income paid in kind	(138,541)
Amortization of deferred debt issuance costs	46,533
Changes in assets and liabilities:
Purchases of investments	(35,782,204)
Proceeds from disposition of investments	13,198,915
Decrease (increase) in interest, dividends and fees receivable	(277,338)
Decrease (increase) in receivable for investments sold	(1,908,109)
Decrease (increase) in prepaid expenses and other assets	27,547
Increase (decrease) in payable for investments purchased	1,554,298
Increase (decrease) in interest and debt related payables	138,992
Increase (decrease) in reimbursements due to the Investment Adviser	46,820
Increase (decrease) in accrued expenses and other liabilities	363,606
Net cash provided by (used in) operating activities	(19,426,056)

Financing activities
Proceeds from common shares sold	14,431,651
Contribution received in advance	6,318,345
Draws on credit facilities	19,000,000
Repayments of credit facility draws	(21,000,000)
Dividends paid in cash to shareholders	(146,008)
Net cash provided by (used in) financing activities	18,603,988

Net increase (decrease) in cash and cash equivalents (including restricted cash)	(822,068)
Cash and cash equivalents (including restricted cash) at beginning of period	17,633,729
Cash and cash equivalents (including restricted cash) at end of period	$16,811,661

Supplemental cash flow information
Interest payments	$1,425,663
Excise tax payments	$18,395
Distribution payable	$1,181,081
Reinvestment of dividends during the period	$3,197,723

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2023

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments(A)
Aerospace & Defense
Peraton Corp.	First Lien Term Loan	LIBOR(M)	0.75%	3.75%	8.59%	2/1/2028	$1,381,475	$1,349,441	$1,367,087	0.55%

Auto Components
Clarios Global, LP	First Lien Term Loan	LIBOR(M)	—	3.25%	8.09%	4/30/2026	$1,829,700	1,787,808	1,823,598	0.73%

Chemicals
Discovery Purchaser Corporation	First Lien Term Loan	SOFR(Q)	0.50%	4.38%	8.96%	10/4/2029	$788,025	727,939	748,297	0.30%
Momentive Performance Materials, Inc.	First Lien Term Loan	SOFR(M)	—	4.50%	9.29%	3/29/2028	$805,000	772,800	790,913	0.32%
W. R. Grace Holdings LLC	First Lien Term Loan	LIBOR(Q)	0.50%	3.75%	8.94%	9/22/2028	$1,113,149	1,092,081	1,107,349	0.44%
								2,592,820	2,646,559	1.06%
Commercial Services & Supplies
Creative Artists Agency, LLC	First Lien Term Loan	SOFR(M)	—	3.50%	8.31%	11/27/2028	$1,300,000	1,290,385	1,297,699	0.52%
Dealer Tire, LLC	First Lien Term Loan	SOFR(M)	—	4.50%	9.31%	12/12/2025	$1,262,000	1,221,345	1,256,088	0.50%
Ensemble RCM, LLC	First Lien Term Loan	SOFR(Q)	—	3.75%	8.53%	8/3/2026	$1,130,406	1,118,928	1,130,689	0.45%
Pueblo Mechanical and Controls, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	10.83%	8/23/2028	$1,455,957	1,423,227	1,430,187	0.57%	E
Pueblo Mechanical and Controls, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	10.78%	8/23/2028	$796,780	775,656	778,935	0.31%	E
Pueblo Mechanical and Controls, LLC	First Lien Revolver	PRIME	0.75%	5.00%	13.00%	8/23/2027	$59,288	54,077	55,043	0.02%	E
Verscend Holding Corp.	First Lien Term Loan	LIBOR(M)	—	4.00%	8.84%	8/27/2025	$2,410,104	2,381,071	2,410,863	0.98%
								8,264,689	8,359,504	3.35%
Construction & Engineering
Geo Parent Corporation	First Lien Term Loan	SOFR(Q)	—	5.25%	10.17%	12/19/2025	$336,078	330,138	317,594	0.13%	E
Groupe Solmax, Inc. (Canada)	First Lien Term Loan	LIBOR(Q)	0.75%	4.75%	9.91%	5/29/2028	$2,474,811	2,338,566	2,227,330	0.89%	C
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.33%	2/1/2030	$758,915	736,673	727,041	0.29%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	11.33%	2/1/2030	$—	(4,509)	(12,922)	(0.01)%	D/E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.33%	2/1/2029	$—	(3,593)	(5,169)	—	D/E
Northstar Group Services, Inc.	First Lien Term Loan	SOFR(Q)/SOFR(M)	1.00%	5.50%	10.40%	11/12/2026	$7,948,979	7,806,142	7,869,490	3.15%	E
								11,203,417	11,123,364	4.45%
Construction Materials
Filtration Group Corporation	First Lien Term Loan	LIBOR(M)	—	3.00%	7.84%	3/29/2025	$1,589,583	1,557,500	1,587,095	0.64%
Tamko Building Products LLC	First Lien Term Loan	SOFR(S)/SOFR(Q)	—	3.00%	7.87%	5/29/2026	$483,317	465,390	471,613	0.18%
								2,022,890	2,058,708	0.82%
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.00%	13.95%	9/21/2027	$2,675,369	2,615,354	2,595,108	1.04%	E
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.00%	13.95%	9/21/2027	$—	(10,003)	(26,754)	(0.01)%	D/E
								2,605,351	2,568,354	1.03%
Containers & Packaging
Charter Next Generation, Inc.	First Lien Term Loan	SOFR(M)	0.75%	3.75%	8.67%	12/1/2027	$1,774,253	1,725,075	1,755,268	0.70%
Clydesdale Acquisition Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.18%	9.08%	4/13/2029	$636,792	620,898	623,340	0.25%
								2,345,973	2,378,608	0.95%
Diversified Consumer Services
Amentum Government Services Holdings LLC	First Lien Term Loan	LIBOR(M)	—	4.00%	8.84%	1/31/2027	$990,500	969,496	974,404	0.39%	E
Ascend Learning, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.50%	8.41%	12/10/2028	$1,113,782	1,068,092	1,031,045	0.41%
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.15%	9/14/2029	$4,535,022	4,440,885	4,490,579	1.80%	E
Fusion Holding Corp. (Finalsite)	First Lien Revolver	SOFR(Q)	0.75%	6.25%	11.15%	9/15/2027	$—	(7,445)	(4,416)	—	D/E
Sotheby's	First Lien Term Loan	LIBOR(Q)	0.50%	4.50%	9.33%	1/15/2027	$914,938	899,471	912,367	0.37%
								7,370,499	7,403,979	2.97%
Diversified Financial Services
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.15%	8/29/2029	$3,169,796	3,104,422	3,071,532	1.23%	E
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.50%	11.39%	8/29/2029	$277,532	271,785	272,259	0.11%	E
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.25%	11.15%	8/29/2029	$—	(3,815)	(10,755)	—	D/E
Accordion Partners LLC	First Lien Revolver	SOFR(M)	0.75%	6.25%	11.06%	8/31/2028	$69,383	63,746	60,780	0.02%	E
Acuris Finance US, Inc.	First Lien Term Loan	SOFR(Q)	0.50%	4.00%	9.05%	2/16/2028	$973,010	948,302	942,200	0.38%
AlixPartners, LLP	First Lien Term Loan	LIBOR(M)	0.50%	2.75%	7.61%	2/4/2028	$1,590,641	1,553,839	1,587,285	0.64%
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	6.75%	11.15%	8/21/2028	$2,344,664	2,302,580	2,300,584	0.92%	E
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.75%	11.56%	8/21/2028	$654,568	642,148	642,262	0.26%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investment (Unaudited) (Continued)

March 31, 2023

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
KKR Apple Bidco, LLC	First Lien Term Loan	LIBOR(M)	0.50%	2.75%	7.59%	9/23/2028	$1,481,918	$1,442,364	$1,469,744	0.59%
VS Buyer, LLC	First Lien Term Loan	LIBOR(Q)	—	3.00%	7.70%	2/28/2027	$1,149,881	1,125,261	1,140,774	0.46%
White Cap Supply Holdings, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.75%	8.56%	10/19/2027	$833,769	797,791	826,540	0.32%
								12,248,423	12,303,205	4.93%
Entertainment
EP Purchaser, LLC	First Lien Term Loan	LIBOR(Q)	0.50%	3.50%	8.66%	11/6/2028	$616,884	614,657	614,574	0.25%
Renaissance Holding Corp.	First Lien Term Loan	LIBOR(M)	—	3.25%	8.09%	5/30/2025	$1,441,017	1,408,626	1,403,976	0.56%
Renaissance Holding Corp.	First Lien Term Loan	SOFR(M)	0.50%	4.50%	9.23%	3/30/2029	$1,985,000	1,942,226	1,980,454	0.79%
								3,965,509	3,999,004	1.60%
Environmental, Maintenance & Security Service
TruGreen Limited Partnership	First Lien Term Loan	LIBOR(M)	0.75%	4.00%	8.84%	11/2/2027	$742,023	725,194	687,069	0.28%

Food Products
Chobani, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.50%	8.42%	10/23/2027	$582,982	551,428	579,338	0.23%	E
Sovos Brands Intermediate, Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	3.50%	8.33%	6/8/2028	$500,971	491,412	497,840	0.20%
								1,042,840	1,077,178	0.43%
Health Care Equipment & Supplies
Chariot Buyer, LLC	First Lien Term Loan	LIBOR(M)	0.50%	3.25%	8.09%	11/3/2028	$911,774	864,816	878,038	0.35%
Medline Borrower, LP	First Lien Term Loan	LIBOR(M)	0.50%	3.25%	8.09%	10/21/2028	$921,251	893,792	899,445	0.36%
								1,758,608	1,777,483	0.71%
Health Care Providers & Services
AHP Health Partners, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	3.50%	8.34%	8/24/2028	$921,204	901,072	905,465	0.36%
CHG Healthcare Services, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	3.25%	8.09%	9/30/2028	$1,428,377	1,391,563	1,416,771	0.57%
ImageFirst Holdings, LLC	First Lien Term Loan	LIBOR(Q)	0.75%	4.50%	9.66%	4/27/2028	$4,715,376	4,574,623	4,550,338	1.82%
Ingenovis Health, Inc.	First Lien Term Loan	LIBOR(M)	0.75%	3.75%	8.60%	3/5/2028	$744,304	730,892	721,045	0.29%
Opco Borrower, LLC (Giving Home Health Care)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.50%	8/19/2027	$2,098,419	2,080,021	2,096,740	0.84%	E
Opco Borrower, LLC (Giving Home Health Care)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.50%	8/19/2027	$—	(1,694)	(155)	—	D/E
PetVet Care Centers, LLC	First Lien Term Loan	LIBOR(M)	0.75%	3.50%	8.34%	2/14/2025	$741,927	723,838	718,185	0.29%
Premise Health Holding Corp.	First Lien Term Loan	SOFR(Q)	0.50%	4.75%	9.80%	7/10/2025	$4,962,500	4,888,397	4,878,634	1.95%	E
U.S. Anesthesia Partners, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	4.25%	8.91%	10/1/2028	$2,474,874	2,398,006	2,390,963	0.96%
								17,686,718	17,677,986	7.08%
Health Care Technology
athenahealth Group Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.50%	8.26%	2/15/2029	$893,648	876,467	838,912	0.34%
athenahealth Group Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.50%	8.26%	2/15/2029	$—	(2,317)	(6,724)	—	D
Gainwell Acquisition Corp.	First Lien Term Loan	SOFR(Q)	0.75%	4.00%	9.00%	10/1/2027	$3,925,736	3,863,564	3,758,892	1.51%
PointClickCare Technologies Inc. (Canada)	First Lien Term Loan	SOFR(Q)	0.75%	4.00%	8.90%	12/29/2027	$965,126	962,795	965,126	0.39%	C/E
Polaris Newco, LLC	First Lien Term Loan	LIBOR(Q)	0.50%	4.00%	9.16%	6/4/2028	$1,381,806	1,335,931	1,263,966	0.49%
								7,036,440	6,820,172	2.73%
Hotels, Restaurants & Leisure
Fertitta Entertainment, LLC	First Lien Term Loan	SOFR(M)	0.50%	4.00%	8.81%	1/27/2029	$1,180,329	1,136,143	1,164,772	0.47%
Four Seasons Holdings Inc. (Canada)	First Lien Term Loan	SOFR(M)	0.50%	3.25%	8.16%	11/30/2029	$508,718	501,426	509,461	0.20%	C
IRB Holding Corp.	First Lien Term Loan	SOFR(M)	0.75%	3.00%	7.91%	12/15/2027	$1,015,436	1,005,716	1,000,133	0.40%
Showtime Acquisition, L.L.C. (World Choice)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.30%	8/7/2028	$2,770,800	2,690,134	2,690,447	1.08%	E
Showtime Acquisition, L.L.C. (World Choice)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.50%	12.30%	8/7/2028	$—	(2,305)	(4,592)	—	D/E
Showtime Acquisition, L.L.C. (World Choice)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	12.30%	8/7/2028	$—	(5,778)	(5,740)	—	D/E
Whatabrands, LLC	First Lien Term Loan	LIBOR(M)	0.50%	3.25%	8.09%	8/3/2028	$1,040,588	1,001,534	1,031,197	0.41%
								6,326,870	6,385,678	2.56%
Insurance
Alera Group, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.50%	11.41%	9/30/2028	$276,445	271,446	268,704	0.11%	E
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.50%	11.41%	9/30/2028	$441,259	431,245	425,752	0.17%	E
Alliant Holdings Intermediate, LLC	First Lien Term Loan	SOFR(M)/LIBOR(M)	0.50%	3.50%	8.30%	11/6/2027	$2,128,226	2,081,267	2,109,604	0.84%
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(S)	0.75%	5.75%	10.88%	8/31/2029	$3,012,406	2,957,176	2,879,860	1.15%	E
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	5.75%	10.15%	8/31/2029	$502,068	490,552	468,903	0.19%	E
AmeriLife Holdings, LLC	First Lien Revolver	SOFR(S)	0.75%	5.75%	10.88%	8/31/2028	$—	(6,816)	(16,611)	(0.01)%	D/E
AssuredPartners, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	3.50%	8.34%	2/12/2027	$990,796	959,275	980,576	0.39%
HUB International Limited	First Lien Term Loan	LIBOR(Q)	0.75%	3.25%	8.06%	4/25/2025	$1,752,711	1,721,017	1,750,836	0.70%
HUB International Limited	First Lien Incremental Term Loan	SOFR(Q)	0.75%	4.00%	8.73%	11/10/2029	$399,998	389,303	399,324	0.16%
Integrity Marketing Acquisition, LLC	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.50%	11.39%	8/27/2025	$2,982,288	2,935,477	2,946,501	1.18%	E
Integrity Marketing Acquisition, LLC	First Lien Incremental Revolver	SOFR(Q)	0.75%	6.50%	11.39%	8/27/2025	$—	(207,827)	(35,877)	(0.01)%	D/E
NFP Corp.	First Lien Term Loan	LIBOR(M)	—	3.25%	8.09%	2/13/2027	$990,684	951,382	968,602	0.39%
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	First Lien Term Loan	SOFR(M)	—	3.75%	8.56%	2/24/2028	$1,936,532	1,896,591	1,916,363	0.77%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2023

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
USI, Inc.	First Lien Term Loan	SOFR(Q)	—	3.75%	8.65%	5/16/2024	$2,521,545	$2,490,174	$2,521,545	1.01%
								17,360,262	17,584,082	7.04%
Internet & Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	SOFR(S)	0.75%	6.25%	11.03%	12/29/2027	$2,317,051	2,166,820	2,182,662	0.87%	E
Syndigo, LLC	First Lien Term Loan	LIBOR(M)	0.75%	4.50%	9.28%	12/15/2027	$1,269,051	1,228,970	1,177,045	0.48%	E
								3,395,790	3,359,707	1.35%
Internet & Direct Marketing Retail
CNT Holdings I Corp.	First Lien Term Loan	SOFR(Q)	0.75%	3.50%	8.13%	11/8/2027	$971,301	950,782	957,703	0.38%
Pug, LLC	First Lien Term Loan	LIBOR(M)	—	3.50%	8.34%	2/13/2027	$741,946	713,796	541,624	0.22%
								1,664,578	1,499,327	0.60%
Internet Software & Services
Anaconda, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.37%	8/22/2027	$700,040	693,903	683,939	0.27%	E
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(S)	1.00%	7.25%	12.05%	1/26/2029	$2,110,569	2,049,185	2,048,729	0.82%	C/E
Bynder Bidco B.V. (Netherlands)	First Lien Revolver B	SOFR(S)	1.00%	7.25%	12.05%	1/26/2029	$—	(1,372)	(5,015)	—	C/D/E
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(S)	1.00%	7.25%	12.05%	1/26/2029	$582,226	565,292	565,167	0.23%	C/E
Bynder Bidco, Inc. (Netherlands)	First Lien Revolver A	SOFR(S)	1.00%	7.25%	12.05%	1/26/2029	$—	(4,978)	(1,382)	—	C/D/E
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	12.97%	7/8/2027	$2,569,925	2,548,608	2,523,666	1.01%	E
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(M)	0.50%	3.75%	8.52%	3/1/2029	$714,600	693,938	674,046	0.27%
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	LIBOR(Q)	0.75%	4.75%	9.58%	7/27/2028	$2,481,156	2,398,902	2,054,931	0.82%
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	—	12.00%	12.00%	7/27/2028	$845,744	769,624	756,941	0.30%
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	12.43%	2/1/2029	$1,445,490	1,410,325	1,396,343	0.56%	E
Oranje Holdco, Inc. (KnowBe4)	First Lien Revolver	SOFR(Q)	1.00%	7.75%	12.43%	2/1/2029	$—	(4,396)	(6,143)	—	D/E
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Term Loan	SOFR(Q)	0.75%	0.75% Cash + 6.50% PIK	12.06%	1/24/2028	$3,022,872	2,971,861	2,968,460	1.19%	C/E
								14,090,892	13,659,682	5.47%
IT Services
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.15%	10/19/2028	$3,776,510	3,689,201	3,610,344	1.45%	E
Avalara, Inc.	First Lien Revolver	SOFR(Q)	0.75%	7.25%	12.15%	10/19/2028	$—	(8,731)	(16,617)	(0.01)%	D/E
Hyland Software, Inc.	First Lien Term Loan	LIBOR(M)	0.75%	3.50%	8.34%	7/1/2024	$1,753,322	1,732,288	1,737,244	0.70%
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	11.90%	12/29/2028	$2,271,646	2,206,357	2,198,953	0.88%	E
Madison Logic Holdings, Inc.	First Lien Revolver	SOFR(Q)	1.00%	7.00%	11.90%	12/30/2027	$—	(4,644)	(5,217)	—	D/E
Optiv Security, Inc.	First Lien Term Loan	LIBOR(M)	1.00%	3.25%	8.09%	2/1/2024	$1,010,541	993,899	995,636	0.40%
Research Now Group, LLC	First Lien Term Loan	LIBOR(Q)	1.00%	5.50%	10.31%	12/20/2024	$2,473,890	2,375,518	1,897,362	0.76%
TierPoint, LLC	First Lien Term Loan	LIBOR(M)	0.75%	3.75%	8.59%	5/5/2026	$1,112,617	1,080,277	1,065,331	0.43%
Zelis Cost Management Buyer, Inc.	First Lien Term Loan	LIBOR(M)	—	3.50%	8.34%	9/30/2026	$1,238,848	1,217,939	1,235,107	0.48%
								13,282,104	12,718,143	5.09%
Life Sciences Tools & Services
Alcami Corporation	First Lien Term Loan	SOFR(M)	1.00%	7.00%	11.91%	12/21/2028	$996,324	963,046	962,448	0.39%	E
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.00%	11.91%	12/21/2028	$—	(2,778)	(2,831)	—	D/E
Alcami Corporation	First Lien Revolver	SOFR(M)	1.00%	7.00%	11.91%	12/21/2028	$—	(4,445)	(4,529)	—	D/E
Curia Global, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.75%	8.53%	8/30/2026	$1,472,170	1,431,272	1,261,929	0.51%
Parexel International, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	3.25%	8.09%	11/15/2028	$291,115	275,488	288,259	0.10%
								2,662,583	2,505,276	1.00%
Machinery
AI Aqua Merger Sub, Inc. (Osmosis Buyer) (United Kingdom)	First Lien Term Loan	SOFR(M)	0.50%	3.75%	8.48%	7/30/2028	$1,424,435	1,368,451	1,379,038	0.55%	C
Madison IAQ LLC	First Lien Term Loan	LIBOR(S)	0.50%	3.25%	8.30%	6/21/2028	$1,034,734	974,218	987,266	0.40%
Service Logic Acquisition Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	4.00%	8.83%	10/29/2027	$2,475,150	2,389,026	2,441,117	0.98%
								4,731,695	4,807,421	1.93%
Media
NEP Group, Inc.	First Lien Term Loan	LIBOR(M)	—	3.25%	8.09%	10/20/2025	$4,376,764	3,872,421	4,088,620	1.64%
Radiate Holdco, LLC	First Lien Term Loan	LIBOR(M)	0.75%	3.25%	8.09%	9/25/2026	$1,381,841	1,338,937	1,136,378	0.46%
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.69%	8/31/2023	$3,547,396	3,492,033	3,398,405	1.36%	E
Zayo Group Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.25%	9.06%	3/9/2027	$722,700	706,830	575,269	0.22%
								9,410,221	9,198,672	3.68%
Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	6.00%	10.77%	11/30/2026	$4,933,909	4,763,530	4,777,503	1.91%	E
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.00%	10.78%	12/23/2026	$1,598,729	1,553,491	1,553,005	0.63%	E
								6,317,021	6,330,508	2.54%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2023

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Professional Services
Cast & Crew Payroll, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.75%	8.56%	12/30/2028	$1,160,235	$1,135,213	$1,158,060	0.46%
Cherry Bekaert Advisory LLC	First Lien Term Loan	SOFR(M)	0.75%	5.50%	10.31%	6/30/2028	$2,175,109	2,137,065	2,136,610	0.86%	E
Cherry Bekaert Advisory LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.50%	10.32%	6/30/2028	$394,384	383,116	378,569	0.15%	E
Cherry Bekaert Advisory LLC	First Lien Revolver	SOFR(M)	0.75%	5.50%	10.31%	6/30/2028	$134,176	126,353	126,260	0.05%	E
DTI Holdco, Inc. (Epiq)	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	9.43%	4/26/2029	$2,487,500	2,375,910	2,316,795	0.93%
Deerfield Dakota Holding, LLC	First Lien Term Loan	SOFR(Q)	1.00%	3.75%	8.56%	4/9/2027	$1,931,719	1,879,188	1,875,380	0.75%
Element Materials Technology Group US Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.50%	4.25%	9.25%	6/22/2029	$473,736	468,244	469,295	0.19%
Element Materials Technology Group US Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.50%	4.25%	9.25%	6/22/2029	$225,208	222,608	223,097	0.09%
iCIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.05%	8/18/2028	$1,152,092	1,133,439	1,144,488	0.46%	E
Monotype Imaging Holdings, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	10.00%	10/9/2026	$2,474,872	2,410,028	2,450,123	0.98%	E
Vensure Employer Services, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	9.55%	3/26/2027	$2,755,452	2,755,452	2,708,609	1.08%	E
Vensure Employer Services, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	9.55%	3/26/2027	$—	(2,207)	(37,859)	(0.01)%	D/E
								15,024,409	14,949,427	5.99%
Real Estate Management & Development
Forest City Enterprises, L.P.	First Lien Term Loan	LIBOR(M)	—	3.50%	8.34%	12/8/2025	$902,764	887,181	780,512	0.31%

Software
Applied Systems, Inc.	First Lien Term Loan	LIBOR(Q)	0.50%	3.00%	8.16%	9/19/2024	$1,506,914	1,480,804	1,508,142	0.60%
Applied Systems, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.50%	4.50%	9.40%	9/18/2026	$280,000	278,347	280,000	0.11%
Barracuda Parent, LLC	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	9.18%	8/15/2029	$578,550	564,230	558,483	0.22%
Boxer Parent Company, Inc.	First Lien Term Loan	LIBOR(M)	—	3.75%	8.59%	10/2/2025	$1,310,355	1,273,119	1,296,026	0.52%
Central Parent Inc.	First Lien Term Loan	SOFR(Q)	0.50%	4.25%	9.15%	7/6/2029	$997,500	977,237	995,969	0.40%
Cloudera, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.75%	8.66%	10/8/2028	$163,979	151,969	157,010	0.06%	E
Cornerstone OnDemand, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	3.75%	8.59%	10/15/2028	$742,540	704,562	687,778	0.28%
Disco Parent, Inc. (Duck Creek)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.39%	3/30/2029	$2,327,225	2,269,098	2,269,044	0.91%	E
Disco Parent, Inc. (Duck Creek)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	12.39%	3/30/2029	$—	(5,813)	(5,818)	—	D/E
Epicor Software Corp.	First Lien Term Loan	LIBOR(M)	0.75%	3.25%	8.09%	7/31/2027	$2,141,811	2,089,580	2,107,853	0.84%
Flexera Software, LLC	First Lien Term Loan	LIBOR(M)	0.75%	3.75%	8.59%	3/3/2028	$742,425	722,519	733,145	0.29%
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.25% Cash + 3.50% PIK	11.64%	8/30/2028	$3,193,837	3,130,123	3,053,308	1.22%	E
Fusion Risk Management, Inc.	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.39%	8/30/2028	$—	(6,372)	(13,807)	(0.01)%	D/E
Greeneden U.S. Holdings II, LLC	First Lien Term Loan	LIBOR(M)	0.75%	4.00%	8.84%	12/1/2027	$2,730,530	2,680,669	2,695,757	1.08%
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	11.77%	7/9/2029	$1,500,887	1,474,773	1,483,627	0.59%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	11.63%	7/9/2029	$1,159,551	1,139,032	1,146,216	0.46%	E
GTY Technology Holdings Inc.	First Lien Revolver	SOFR(Q)	0.75%	6.25%	11.15%	7/9/2029	$—	(4,748)	(3,040)	—	D/E
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(Q)	0.75%	8.00%	12.70%	8/5/2028	$2,321,515	2,268,947	2,265,799	0.91%	E
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	13.53%	11/1/2027	$917,361	900,196	907,912	0.36%	E
Maverick Bidco Inc.	First Lien Term Loan	SOFR(M)	0.75%	4.25%	9.16%	5/18/2028	$7,000,000	6,675,000	6,702,500	2.68%	E
MH Sub I, LLC (Micro Holding Corp.)	First Lien Term Loan	LIBOR(M)	1.00%	3.75%	8.59%	9/15/2024	$1,471,177	1,437,750	1,449,801	0.58%
Planview Parent, Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	4.00%	9.16%	12/17/2027	$832,055	806,200	790,282	0.32%
Project Alpha Intermediate Holding, Inc.	First Lien Term Loan	LIBOR(M)	—	4.00%	8.85%	4/26/2024	$1,292,145	1,275,697	1,286,221	0.52%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2023

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Proofpoint, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	3.25%	8.09%	8/31/2028	$1,630,856	$1,581,017	$1,597,782	0.64%
RealPage, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	3.00%	7.84%	4/22/2028	$1,202,683	1,164,588	1,169,411	0.47%
Sophia, L.P.	First Lien Term Loan	LIBOR(Q)	0.50%	3.50%	8.66%	10/7/2027	$1,958,829	1,903,061	1,939,251	0.78%
Sovos Compliance, LLC (fka Taxware, LLC)	First Lien Term Loan	LIBOR(M)	0.50%	4.50%	9.34%	8/11/2028	$439,999	429,272	417,724	0.17%
Tessian Inc. (United Kingdom)	First Lien Term Loan	SOFR(Q)	1.00%	8.00%	13.29%	3/15/2028	$1,051,665	1,030,828	1,030,632	0.41%	C/E
TIBCO Software Inc.	First Lien Term Loan	SOFR(Q)/SOFR(M)	0.50%	4.50%	9.50%	3/30/2029	$1,300,000	1,186,194	1,186,250	0.48%
UKG Inc.	First Lien Term Loan	LIBOR(Q)	—	3.75%	8.58%	5/3/2026	$2,404,865	2,350,239	2,370,608	0.95%
Zendesk, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.50% Cash + 3.50% PIK	11.88%	11/22/2028	$2,443,751	2,397,800	2,394,876	0.96%	E
Zendesk, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.50% Cash + 3.50% PIK	11.88%	11/22/2028	$—	(5,747)	(12,219)	—	D/E
Zendesk, Inc.	First Lien Revolver	SOFR(Q)	0.75%	6.50%	11.38%	11/22/2028	$—	(4,730)	(5,031)	—	D/E
								44,315,441	44,441,492	17.80%
Specialty Retail
EG Group Limited (United Kingdom)	First Lien Term Loan	LIBOR(M)	—	4.00%	8.84%	2/7/2025	$990,292	963,946	950,294	0.38%	C
Fender Musical Instruments Corporation	First Lien Term Loan	SOFR(M)	0.50%	4.00%	8.84%	12/1/2028	$2,482,339	2,377,128	2,265,134	0.91%	E
Mavis Tire Express Services Topco Corp.	First Lien Term Loan	SOFR(M)	0.75%	4.00%	8.92%	5/4/2028	$1,010,710	972,127	993,493	0.40%
MED ParentCo, LP	First Lien Term Loan	LIBOR(M)	—	4.25%	9.09%	8/31/2026	$574,051	542,650	506,207	0.20%
Woof Holdings, Inc.	First Lien Term Loan	LIBOR(M)	0.75%	3.75%	8.53%	12/21/2027	$1,113,064	1,080,649	1,068,541	0.43%	E
								5,936,500	5,783,669	2.32%
Trading Companies & Distributors
BCPE Empire Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	4.63%	9.53%	6/11/2026	$744,860	731,275	738,208	0.30%
SRS Distribution, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	3.50%	8.34%	6/2/2028	$1,252,704	1,201,323	1,212,931	0.48%
								1,932,598	1,951,139	0.78%
Transportation Infrastructure
Bleriot US Bidco Inc.	First Lien Term Loan	LIBOR(Q)	—	4.00%	9.16%	10/30/2026	$1,079,695	1,065,527	1,081,719	0.43%
Brown Group Holding, LLC	First Lien Term Loan	SOFR(Q)/SOFR(M)	0.50%	3.75%	8.46%	7/1/2029	$1,791,000	1,778,033	1,792,594	0.71%
								2,843,560	2,874,313	1.14%

Total Debt Investments - 162.7% of Net Assets								234,188,325	232,900,906	93.27%

Total Investments - 162.7% of Net Assets								$234,188,325	$232,900,906	93.27%

Cash and Cash Equivalents - 11.8% of Net Assets									$16,811,661	6.73%

Total Cash and Investments - 174.5% of Net Assets									$249,712,567	100.00%

Notes to Schedule of Investments:

(A)
Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933 (the ”Securities Act”). Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)
99.7% of the fair value of total senior secured loans in the Fund’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”), “L”, or the Secured Overnight Financing Rate (“SOFR”), “S”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”. In addition, 85.3% of the fair value of such senior secured loans have floors of 0.50% to 1.25%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at March 31, 2023 of all contracts within the specified loan facility. LIBOR or SOFR reset monthly (M), quarterly (Q) or semiannually (S).
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
(E)
Investments are considered Level 3 in accordance with ASC Topic 820 (see Note 2).
(F)
As of March 31, 2023, the Fund generally uses GICS codes to identify the industry groupings.

Aggregate acquisitions and aggregate dispositions of investments totaled $35,920,745 and $13,198,915, respectively for the three months ended March 31, 2023. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on investments. As of March 31, 2023, approximately 5.0% of the total assets of the Fund were not qualifying assets under Section 55(a) of the 1940 Act.

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

Notes to Schedule of Investments:

(A)
Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act. Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)
99.8% of the fair value of total senior secured loans in the Fund’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”), “L”, or the Secured Overnight Financing Rate (“SOFR”), “S”, or other base rate (commonly the Federal Funds Rate or the Prime Rate),"P". In addition, 83.6% of the fair value of such senior secured loans have floors of 0.50% to 1.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2022 of all contracts within the specified loan facility. LIBOR or SOFR reset monthly (M), quarterly (Q) or semiannually (S).
(C)
Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets.
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

March 31, 2023

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

The Fund’s investment objective is to target high risk-adjusted returns produced primarily from current income generated by investing primarily in directly originated, senior secured corporate debt instruments. The Fund intends to meet its investment strategy by focusing primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies, although, the Fund may make investments in portfolio companies that are domiciled outside of the United States, including emerging markets. The Fund invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. BDEBT defines “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA”, between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment. The Fund may on occasion invest in smaller or larger companies if an attractive opportunity presents itself.

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

March 31, 2023

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

Generally, to increase objectivity in valuing the investments, the Valuation Designee will utilize external measures of value, such as public markets or third-party transactions, whenever possible. The Valuation Designee’s valuation is not based on long-term work-out value, immediate liquidation value, nor incremental value for potential changes that may take place in the future. The values assigned to investments are based on available information and do not necessarily represent amounts that might ultimately be realized, as these amounts depend on future circumstances and cannot reasonably be determined until the individual investments are actually liquidated. Such circumstances may include macroeconomic, geopolitical and other events, rising interest rates and risks related to inflation that may significantly impact the profitability or viability of businesses in which the Fund is invested, and therefore may significantly impact the return on and realizability of the Fund’s investments. The foregoing policies apply to all investments, including any in companies and groups of affiliated companies aggregating more than 5% of the Fund’s assets.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

2. Summary of Significant Accounting Policies (Continued)

At March 31, 2023, the Fund’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Total
1	Quoted prices in active markets for identical assets	$—	$—
2	Other direct and indirect observable market inputs(2)	125,621,675	125,621,675
3	Valuation sources that employ significant unobservable inputs	107,279,231	107,279,231
Total		$232,900,906	$232,900,906

______________________

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2023 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1) (Concluded Value)(2)
Bank Debt	$80,184,572	Income approach	Discount rate	10.9% - 11.7% (11.4%)
	27,094,659	Market quotations	Indicative bid/ask quotes	1 (1)
	$107,279,231

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 during the three months ended March 31, 2023 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Total
Beginning balance	$76,785,839	$76,785,839
Net realized and unrealized gains (losses)	594,600	594,600
Acquisitions(1)	27,177,985	27,177,985
Dispositions	(934,368)	(934,368)
Transfers into Level 3(2)	5,726,900	5,726,900
Transfers out Level 3(3)	(2,071,725)	(2,071,725)
Ending balance	$107,279,231	$107,279,231

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$575,582	$575,582

______________________

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of five investments that were transferred from Level 2 to Level 3 due to decreased observable market activity.
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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At March 31, 2023, included in cash and cash equivalents was $11,582,482 (8.1% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.64%. At December 31, 2022, included in cash and cash equivalents was $11,024,422 (9.4% of net assets) held in JP Morgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.12%.

Restricted Investments

The Fund may invest without limitation in instruments that are subject to legal or contractual restrictions on resale. These instruments generally may be resold to institutional investors in transactions exempt from registration or to the public if the securities are registered. Disposal of these investments may involve time-consuming negotiations and additional expense, and prompt sale at an acceptable price may be difficult. Restricted investments, including any restricted investments in affiliates, are valued in accordance with the investment valuation policies discussed above. The Fund did not hold any restricted investments at March 31, 2023 and December 31, 2022.

Foreign Currency Investments

The Fund may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at March 31, 2023 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Fund did not hold any investments denominated in foreign currency at March 31, 2023.

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

Organization and Offering Costs

The Fund has entered into a Fee Waiver and Expense Support and Reimbursement Agreement (the “Expense Support Agreement”) with the Investment Adviser. Pursuant to the Expense Support Agreement, the Investment Adviser has paid all of the Fund’s organizational and offering expenses on the Fund’s behalf (each, an “Expense Payment”).

During each of the 36 months following the commencement of the Fund’s operations, the Fund will reimburse the Investment Adviser for any and all Expense Payments incurred by the Investment Adviser under the Expense Support Agreement to the extent that the Fund’s annual Operating Expenses (as defined below) do not exceed 1.25% of the value of the Fund’s net assets, calculated monthly based on month-end net assets. “Operating Expenses” for purposes of the Expense Support Agreement means all annual operating expenses of the Fund incurred in the ordinary course of business, excluding offering costs incurred by the Fund, interest expense and other financing costs, portfolio transaction and other investment-related costs, base management fee and incentive fee payable pursuant to the Advisory Agreement, shareholder servicing and/or distribution fees, taxes and any other extraordinary expenses not incurred in the ordinary course of business (including, without limitation, litigation expenses). From inception of the Fund through March 31, 2023, the Adviser had incurred $811,708 related to organizational and offering expenses. The Fund did not reimburse the Investment Adviser for any Expense Payments during the three months ended March 31, 2023 since the annual operating expenses exceeded 1.25% of the value of the Fund’s net assets.

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

March 31, 2023

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

2. Summary of Significant Accounting Policies (Continued)

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

Base Management Fee

The management fee is calculated at an annual rate of 1.25% of the value of the Fund’s net assets determined on a consolidated basis in accordance with GAAP at the end of the most recently completed calendar month and payable monthly in arrears. The Investment Adviser has agreed to waive its management fee for the first twelve months following the date of the commencement of the Fund's operations.

For the three months ended March 31, 2023, the Investment Adviser earned and waived $397,157 in management fees. For the period from March 18, 2022 (Inception) to March 31, 2023, the Investment Adviser earned and waived $938,639 in management fees.

Incentive Fees

Incentive compensation is payable to the Investment Adviser pursuant to the Advisory Agreement. The incentive fee consists of two components, an income component and a capital gains component. Each component of the incentive fee will be calculated and, if due, will be payable quarterly in arrears. The Investment Adviser has agreed to waive all incentive fee for the first twelve months following the commencement of the Fund's operations.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

3. Management Fees, Incentive Fees and Other Expenses (Continued)

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

For the three months ended March 31, 2023, the Investment Adviser earned and waived $963,927 in incentive fees. For the period from March 18, 2022 (Inception) to March 31, 2023, the Investment Adviser earned and waived $963,927 in incentive fees.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

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

At March 31, 2023, there was $93.0 million of debt outstanding under the Credit Facility, with a weighted-average interest rate, excluding fees of 6.42%. Outstanding debt is carried at amortized cost in the Consolidated Statement of Assets and Liabilities. As of March 31, 2023, the estimated fair value of the outstanding debt approximated their carrying value.

Total expenses related to debt included the following:

Three Months Ended March 31, 2023
Interest expense	$1,428,671
Amortization of deferred debt issuance costs	46,533
Commitment fees	135,986
Total	$1,611,190

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

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

The Consolidated Schedule of Investments include certain revolving loan facilities and other commitments with unfunded balances at March 31, 2023 and December 31, 2022 as follows:

		Unfunded Balances
Issuer	Maturity Date	March 31, 2023	December 31, 2022
Accordion Partners LLC	8/29/2029	$346,915	$624,447
Accordion Partners LLC	8/31/2028	208,149	277,532
Alcami Corporation	12/21/2028	83,235	83,235
Alcami Corporation	12/21/2028	133,176	133,176
Alera Group, Inc.	9/30/2028	112,523	244,494
AmeriLife Holdings, LLC	8/31/2029	251,663	251,663
AmeriLife Holdings, LLC	8/31/2028	377,494	377,494
athenahealth Group Inc.	2/15/2029	109,783	109,783
Avalara, Inc.	10/19/2028	377,651	377,651
Bynder Bidco B.V. (Netherlands)	1/26/2029	171,174	N/A
Bynder Bidco, Inc. (Netherlands)	1/26/2029	47,160	N/A
Cherry Bekaert Advisory LLC	6/30/2028	499,136	499,136
Cherry Bekaert Advisory LLC	6/30/2028	313,078	313,078
Disco Parent, Inc. (Duck Creek)	3/30/2029	232,723	N/A
Freedom Financial Network Funding, LLC	9/21/2027	891,790	891,790
Fusion Holding Corp. (Finalsite)	9/15/2027	371,133	371,133
Fusion Risk Management, Inc.	8/30/2028	313,806	313,806
GTY Technology Holdings Inc.	7/9/2029	264,374	264,374
Integrity Marketing Acquisition, LLC	8/27/2025	2,989,762	2,989,762
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	307,668	N/A
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	123,067	N/A
Madison Logic Holdings, Inc.	12/30/2027	163,029	163,029
Opco Borrower, LLC (Giving Home Health Care)	8/19/2027	193,180	154,544
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	180,686	N/A
Pueblo Mechanical and Controls, LLC	8/23/2028	211,418	626,684
Pueblo Mechanical and Controls, LLC	8/23/2027	177,863	237,151
Showtime Acquisition, L.L.C.	8/7/2028	197,914	N/A
Showtime Acquisition, L.L.C.	8/7/2028	158,331	N/A
Vensure Employer Services, Inc.	3/26/2027	2,227,022	2,642,481
Zendesk, Inc.	11/22/2028	610,938	610,938
Zendesk, Inc.	11/22/2028	251,563	251,563
GC Champion Acquisition LLC (Numerix)	8/21/2028	N/A	654,568
Streamland Media Midco LLC	8/31/2023	N/A	1,125,859
Total Unfunded Balances		$12,897,404	$14,589,371

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

6. Other Related Party Transactions

The Investment Adviser has paid all of the Fund’s organizational and offering expenses on the Fund’s behalf. During each of the 36 months following the commencement of the Fund’s operations, the Fund will reimburse the Investment Adviser for any and all Expense Payments incurred by the Investment Adviser under the Expense Support Agreement to the extent that the Fund’s annual Operating Expenses do not exceed 1.25% of the value of the Fund’s net assets, calculated monthly based on month-end net assets.

From time to time, the Adviser advances payments to third parties on behalf of the Fund and receives reimbursement from the Fund. At March 31, 2023 and December 31, 2022, amounts reimbursable to the Adviser totaled $95,386 and $48,566, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

The Fund has entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator will perform (or oversee, or arrange for, the performance by third parties of) the administrative services necessary for the operation of the Fund, including but not limited to, determining and publishing the Fund's net asset value (“NAV”), overseeing the preparation and filing of the Fund's tax returns, and the printing and dissemination of reports to shareholders of the Fund, and generally overseeing the payment of the Fund's expenses and the performance of administrative and professional services rendered to the Fund by others. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities thereunder, including payments to the Administrator in an amount equal to the Fund’s allocable portion of overhead and other expenses incurred by the Administrator or its affiliate in performing its obligations and services under the Administration Agreement, such as rent, license fees and other costs associated with computer software utilized in providing such obligations and services and the Fund’s allocable portion of the cost of personnel attributable to performing such obligations and services, including, but not limited to, marketing, legal and other services performed by the Administrator for the Fund. The Administrator will also, on behalf of the Fund, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other shareholders servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, shareholders and such other persons in any such other capacity deemed to be necessary or desirable. For the three months ended March 31, 2023, the Fund incurred $289,547 for such administrative service expenses.

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

The Fund has the authority to issue an unlimited number of Common Shares of any class and an unlimited number of shares of preferred shares, at a par value $0.001 per share. As of March 31, 2023, the Fund had 5,905,404 Institutional shares issued and outstanding.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

7. Stockholders’ Equity and Dividends (Continued)

The following table summarizes transactions in Common Shares during the three months ended March 31, 2023:

	Shares	Amount
Institutional Class
Subscriptions	803,632	$19,381,650
Share transfers between classes	—	—
Distributions reinvested	133,196	3,197,723
Share Repurchases	—	—
Early Repurchase Deduction	—	—
Net Increase (Decrease)	936,828	$22,579,373

Class S
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share Repurchases	—	—
Early Repurchase Deduction	—	—
Net Increase (Decrease)	—	—

Class D	—	—
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share Repurchases	—	—
Early Repurchase Deduction	—	—
Net Increase (Decrease)	—	—

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents our monthly NAV per share for each of the three classes of shares since our inception through March 31, 2023.

	NAV per Share
For the Month Ended	Institutional Class	Class S	Class D
June 30, 2022	$23.49	N/A	N/A
July 31, 2022	24.40	N/A	N/A
August 31, 2022	24.86	N/A	N/A
September 30, 2022	23.74	N/A	N/A
October 31, 2022	23.89	N/A	N/A
November 30, 2022	23.93	N/A	N/A
December 31, 2022	23.69	N/A	N/A
January 31, 2023	24.28	N/A	N/A
February 28, 2023	24.25	N/A	N/A
March 31, 2023	24.23	N/A	N/A

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering net investment income available for distribution to shareholders, at the discretion of our Board of Trustees.

The following table summarizes the Fund's dividends declared for the three months ended March 31, 2023.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

7. Stockholders’ Equity and Dividends (Continued)

Institutional Class

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 30, 2023	January 30, 2023	February 27, 2023	Regular	$0.17	$890,298
February 15, 2023	February 22, 2023	March 27, 2023	Regular	0.18	1,012,545
March 24, 2023	March 29, 2023	April 26, 2023	Regular	0.20	1,181,081
				$0.55	$3,083,924

Class S Shares

No Class S shares were outstanding for the three months ended March 31, 2023.

Class D Shares

No Class D shares were outstanding for the three months ended March 31, 2023.

8. Share Repurchase Program

At the discretion of the Fund’s Board of Trustees, the Fund intends to conduct a share repurchase program in which the Fund intends to repurchase, in each quarter, up to 5% of the Fund’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Fund does not intend to commence a share repurchase offer during any calendar quarter for which the Fund’s liquid assets are less than 25% of the Fund’s net assets plus available and undrawn leverage as of the date of the most recent publicly available NAV prior to the commencement of such calendar quarter. In addition, the Fund’s Board of Trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in the Fund’s best interest and the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter. The Fund intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the Fund’s share repurchase plan, to the extent the Fund offers to repurchase shares in any particular quarter, the Fund expects to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last business day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”).The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders. The Fund commenced its initial quarterly repurchase offer on April 28, 2023.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

9. Financial Highlights

Three Months Ended March 31, 2023
Per Common Share
Per share NAV at beginning of period	$23.69
Investment operations: (1)
Net investment income	0.69
Net realized and unrealized gain (loss)	0.40
Total from investment operations	1.09

Dividends to common shareholders	(0.55)
Per share NAV at end of period	$24.23

Total return based on net asset value: (2)	4.60%

Shares outstanding at end of period	5,905,404
Ratios to average net asset value: (3)
Net investment income(4)	12.03%
Expenses before incentive fee (5)	6.70%
Expenses and incentive fee (6)	6.70%

Ending net asset value	$143,108,848
Portfolio turnover rate	5.98%
Weighted-average debt outstanding	$91,244,444
Weighted-average interest rate on debt	6.35%
Weighted-average number of common shares	5,588,034
Weighted-average debt per share	$15.45

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
(3)
Annualized for periods less than one year except for incentive fees and other certain non-recurring expenses, excluding the effect of management fee and incentive fee waivers by the Adviser which represented 1.96% of average net assets.
(4)
Net of incentive fees and excise taxes.
(5)
Includes interest and other debt costs but excludes excise taxes.
(6)
Includes incentive fees and all Fund expenses including interest and other debt costs but excludes excise taxes.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2023

10. Senior Securities

Information about the Fund's senior securities is shown in the following table as of the end of last fiscal year and the period ended March 31, 2023.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
As of March 31, 2023	$93,000,000	$2,519	—	N/A
Fiscal Year 2022	95,000,000	2,225	—	N/A

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

11. Subsequent Events

On April 3, 2023, the Fund accepted $6,318,345 of additional subscriptions, to purchase $6,318,345 of additional institutional shares, par value $0.001 per share. On April 21, 2023, the number of shares being purchased was fixed when the purchase price of $24.23 per share was determined by the Fund. As a result, the Fund issued 260,765 shares and received $6,318,345 in proceeds.

On April 14, 2023, the Fund's Board of Trustees approved the Fund to offer to repurchase up to 5% of its shares outstanding as of March 31, 2023, commencing on April 28, 2023 through May 31, 2023, with a valuation date of June 30, 2023.

On April 25, 2023, the Fund declared a regular distribution for its Institutional Shares in an amount of $0.21 per share. The distribution will be payable to shareholders of record at the close of business on April 27, 2023 and will be paid on May 26, 2023. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund's distribution reinvestment plan.

On April 25, 2023, the Fund's Board of Trustees approved an amendment of the Amended and Restated Fee Waiver and Expense Support and Reimbursement Agreement (the “Waiver Agreement”) between the Fund and the Investment Adviser, dated as of August 29, 2022, pursuant to which the Investment Adviser had agreed to waive its base management fee and incentive fee for the first 12 months following the date of the commencement of the Fund’s operations. The amended Waiver Agreement provides for the extension of the waiver through December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which relate to future events or the future performance or financial condition of BlackRock Private Credit Fund (the “Fund,” “we,” “us” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as amended, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2023, approximately 95.0% of our total assets were invested in qualifying assets.

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

The three-level hierarchy for fair value measurement is defined as follows:

Level 1: Quoted prices in active markets for identical assets

Level 2: Other direct and indirect observable market inputs (for example, quoted prices in inactive markets or quotes for comparable investments)

Level 3: Independent third-party valuation sources that employ significant unobservable inputs

As of March 31, 2023, none of our investments were categoried as Level 1, 53.9% were categorized as Level 2 and 46.1% were Level 3 investments valued based on valuations by independent third party sources.

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

Portfolio and investment activity

During the three months ended March 31, 2023, we invested approximately $35.9 million, comprised of new investments in 9 new portfolio companies, as well as draws made on existing commitments and payment in kind ("PIK") received on prior investments, all of which were in senior secured loans. Additionally, we received approximately $13.2 million in proceeds from sales or repayments during the three months ended March 31, 2023.

At March 31, 2023, our investment portfolio of $232.9 million (at fair value) consisted of 136 portfolio companies and was invested 100.0% in senior secured loans. Our average portfolio company investment at fair value was approximately $1.7 million. Our largest portfolio company investment by fair value was approximately 3.4% of our portfolio and our five largest portfolio company investments by fair value comprised approximately 12.4% of our portfolio at March 31, 2023.

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

The industry composition of our portfolio at fair value at March 31, 2023 was as follows:

Industry	March 31, 2023
Software	19.1%
Health Care Providers & Services	7.6
Insurance	7.6
Professional Services	6.4
Internet Software & Services	5.9
IT Services	5.5
Diversified Financial Services	5.3
Construction & Engineering	4.8
Media	3.9
Commercial Services & Supplies	3.6
Diversified Consumer Services	3.2
Health Care Technology	2.9
Hotels, Restaurants & Leisure	2.7
Paper & Forest Products	2.7
Specialty Retail	2.5
Machinery	2.1
Entertainment	1.7
Internet & Catalog Retail	1.4
Transportation Infrastructure	1.2
Chemicals	1.1
Consumer Finance	1.1
Life Sciences Tools & Services	1.1
Containers & Packaging	1.0
Construction Materials	0.9
Other	4.7
Totals	100.0%

The weighted average effective yield of our debt and total portfolio was 10.8% at March 31, 2023 and 10.3% at December 31, 2022. At March 31, 2023, 99.7% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, the Federal Funds Rate or PRIME Rate, and 0.3% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 85.3% at March 31, 2023. At December 31, 2022, 99.8% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, the Federal Funds Rate or PRIME Rate, and 0.2% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 83.6% at December 31, 2022. No debt investments in the portfolio company were on non-accrual status as of March 31, 2023 and December 31, 2022.

Results of operations

Investment income

Investment income totaled $6.1 million for the three months ended March 31, 2023, all of which was attributable to interest and fees on our debt investments.

Expenses

Total net operating expenses for the three months ended March 31, 2023 were $2.2 million, comprised of $1.6 million in interest and other debt expenses, $0.3 million in administrative expenses, $0.1 million in professional fees and $0.2 million in other operating expenses, respectively.

Net investment income (loss)

Net investment income was $3.9 million for the three months ended March 31, 2023.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended March 31, 2023 was $0.0 million.

For the three months ended March 31, 2023, the change in net unrealized appreciation (depreciation) was $2.1 million. The change in net unrealized appreciation (depreciation) for the three months ended March 31, 2023 was primarily driven by unrealized gains across the portfolio from tighter market spreads.

Incentive compensation

The income component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less aggregate income incentive compensation previously paid in with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 5.0% total return hurdle on daily weighted average unreturned capital contributions (the “Hurdle Rate”). The capital gains component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate realized capital gains (computed net of realized losses and net unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid or distributed in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The capital gains component will be paid in full prior to payment of the income component. In any case, incentive compensation (including both the income and capital gains components) will only be paid to the extent the trailing twelve quarter (or if shorter, the number of calendar quarters that have occurred since commencement of the fund) total return of the Fund after incentive compensation and including such payment would equal or exceed a 5% annual total return on daily weighted average unreturned contributed capital contributions for such period. For the three months ended March 31, 2023, $963,927 in incentive fees were earned and waived as the Investment Adviser has contractually agreed to waive any incentive fees for the first 12 months following the date of the commencement of the Fund’s operations.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax expense was incurred in the three months ended March 31, 2023.

Net increase (decrease) in net assets resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $5.9 million for the three months ended March 31, 2023.

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

On June 3, 2022, Blackrock Private Credit Fund Leverage I, LLC (the “Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Fund, established a $200 million combined revolving credit and term loan facility with PNC Bank, National Association as facility agent (the “Credit Facility”). The Credit Facility matures on June 3, 2032 and generally bears interest at three-month Term SOFR, plus (a) 1.55% if the aggregate balance of Middle Market Loans is less than or equal to 25%, (b) 1.65% if the aggregate balance of Middle Market Loans is above 25% and less than or equal to 50%, (c) 1.80% if the aggregate balance of Middle Market Loans is above 50% and less than or equal to 75%, or (d) 1.90% if the aggregate balance of Middle Market Loans is above 75%. The Credit Facility also accrues commitment fees on any undrawn amounts at an annual rate of 0.50%, or 0.35% for the period from the closing date of the Credit Facility to the three-month anniversary of the closing date. The Credit Facility is secured by all of the assets held by the Borrower. Under the Credit Facility, the Borrower has made certain customary representations and warranties, and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature. Borrowings under the Credit Facility are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act. As of March 31, 2023, there was $93.0 million drawn on the Credit Facility.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. After obtaining shareholder approval by written consent on March 16, 2022, the Fund’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of March 31, 2023, the Fund's asset coverage ratio was 252%.

Net cash used in operating activities during the three months ended March 31, 2023 was $19.4 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $22.9 million, and net investment income (net of non-cash income and expenses) of approximately $3.5 million.

Net cash provided by financing activities was $18.6 million during the three months ended March 31, 2023, consisting primarily of $14.4 million in proceeds from share issuances, and $6.3 million contribution received in advance, offset by $2.0 million in Credit Facility repayments (net of draws) and $0.1 million dividends paid in cash to shareholders.

At March 31, 2023, we had $16.8 million in cash and cash equivalents.

Share Transactions

The following table summarizes transactions in Common Shares during the three months ended March 31, 2023:

	Shares	Amount
Institutional Class
Subscriptions	803,632	$19,381,650
Share transfers between classes	—	—
Distributions reinvested	133,196	3,197,723
Share Repurchases	—	—
Early Repurchase Deduction	—	—
Net Increase (Decrease)	936,828	$22,579,373

Class S
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share Repurchases	—	—
Early Repurchase Deduction	—	—
Net Increase (Decrease)	—	—

Class D	—	—
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share Repurchases	—	—
Early Repurchase Deduction	—	—
Net Increase (Decrease)	—	—

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

The following tables summarize the Fund’s dividends declared and paid for the three months ended March 31, 2023:

Institutional Class Shares

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 30, 2023	January 30, 2023	February 27, 2023	Regular	$0.17	$890,298
February 15, 2023	February 22, 2023	March 27, 2023	Regular	0.18	1,012,545
March 24, 2023	March 29, 2023	April 26, 2023	Regular	0.20	1,181,081
				$0.55	$3,083,924

Class S Shares

No Class S shares were outstanding during the three months ended March 31, 2023.

Class D Shares

No Class D shares were outstanding during the three months ended March 31, 2023.

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

Recent Developments

On April 3, 2023, the Fund accepted $6,318,345 of additional subscriptions, to purchase $6,318,345 of additional institutional shares, par value $0.001 per share. On April 21, 2023, the number of shares being purchased was fixed when the purchase price of $24.23 per share was determined by the Fund. As a result, the Fund issued 260,765 shares and received $6,318,345 in proceeds.

On April 25, 2023, the Fund declared a regular distribution for its Institutional Shares in an amount of $0.21 per share. The distribution will be payable to shareholders of record at the close of business on April 27, 2023 and will be paid on May 26, 2023. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund's distribution reinvestment plan.

On April 25, 2023, the Fund's Board of Trustees approved an amendment of the Amended and Restated Fee Waiver and Expense Support and Reimbursement Agreement (the “Waiver Agreement”) between the Fund and the Investment Adviser, dated as of August 29, 2022, pursuant to which the Investment Adviser had agreed to waive its base management fee and incentive fee for the first 12 months following the date of the commencement of the Fund’s operations. The amended Waiver Agreement provides for the extension of the waiver through December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2023, 99.7% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2023, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 85.3%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2023, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$4,418,497	$0.75
Up 200 basis points	2,945,665	0.50
Up 100 basis points	1,472,832	0.25
Down 100 basis points	(1,472,832)	(0.25)
Down 200 basis points	(2,945,665)	(0.50)
Down 300 basis points	(4,418,497)	(0.75)

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

Part II – Other Information

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of March 31, 2023, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factor discussed below and the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report and discussed below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The U.S. and global capital markets are subject to systemic risk that could adversely affect our business, financial condition and results of operations.

Issuers, national and regional banks, financial institutions and other participants in the U.S. and global capital markets are closely interrelated as a result of credit, trading, clearing, technology and other relationships. A significant adverse development (such as a bank run, insolvency, bankruptcy or default) with one or more national or regional banks, financial institutions or other participants in the financial or capital markets may spread to others and lead to significant concentrated or market-wide problems (such as defaults, liquidity problems, impairment charges, additional bank runs and/or losses) for other participants in these markets. Future developments, including actions taken by the U.S. Department of Treasury, FDIC, Federal Reserve Board, and systemic risk in the U.S. and global banking sectors and broader economies in general, are difficult to assess and quantify, and the form and magnitude of such developments or other actions of the U.S. Department of Treasury, FDIC and Federal Reserve Board may remain unknown for significant periods of time and could have an adverse effect on the Company.

For example, in response to the rapidly declining financial condition of regional banks Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”), the California Department of Financial Protection and Innovation (the “CDFPI”) and the New York State Department of Financial Services (the “NYSDFS”) closed SVB and Signature on March 10, 2023 and March 12, 2023, respectively, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver for SVB and Signature. Although the U.S. Department of the Treasury, the Federal Reserve and the FDIC have taken measures to stabilize the financial system, uncertainty and liquidity concerns in the broader financial services industry remain. Additionally, should there be additional systemic pressure on the financial system and capital markets, we cannot assure you of the response of any government or regulator, and any response may not be as favorable to industry participants as the measures currently being pursued. In addition, highly publicized issues related to the U.S. and global capital markets in the past have led to significant and widespread investor concerns over the integrity of the capital markets. The current situation related to SVB and Signature could in the future lead to further rules and regulations for public companies, banks, financial institutions and other participants in the U.S. and global capital markets, and complying with the requirements of any such rules or regulations may be burdensome. Even if not adopted, evaluating and responding to any such proposed rules or regulations could results in increased costs and require significant attention from the Adviser.

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

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

BlackRock Private Credit Fund

Date: May 4, 2023	By:	/s/ Rajneesh Vig
	Name:	Rajneesh Vig
	Title:	Chief Executive Officer

Date: May 4, 2023	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer