Form 10-Q
period 2023-09-30
BlackRock Private Credit Fund
filed 2023-11-02
CIK 1902649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting company	☐
Emerging growth company	☒

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

As of September 30, 2023, there was no established public market for the Registrant's shares of common stock.

The number of shares of Registrant’s common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding as of November 2, 2023 was 8,285,256, 0 and 0 of Institutional Class, Class S and Class D Common Shares, respectively.

BLACKROCK PRIVATE CREDIT FUND

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Assets and Liabilities as of September 30, 2023 (Unaudited) and December 31, 2022	3

	Consolidated Statements of Operations for the three months ended September 30, 2023 and 2022 (Unaudited) and nine months ended September 30, 2023 (Unaudited) and for the period from March 18, 2022 (Inception) to September 30, 2022 (Unaudited)	4

	Consolidated Statements of Changes in Net Assets for the three and nine months ended September 30, 2023 (Unaudited) and for the three months ended September 30, 2022 and for the period from March 18, 2022 (Inception) to September 30, 2022 (Unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 (Unaudited) and for the period from March 18, 2022 (Inception) to September 30, 2022 (Unaudited)	6

	Consolidated Schedules of Investments as of September 30, 2023 (Unaudited) and December 31, 2022	7

	Notes to Consolidated Financial Statements (Unaudited)	19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	48

Part II.	Other Information

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	49

Item 3.	Defaults upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	50

BlackRock Private Credit Fund

Consolidated Statements of Assets and Liabilities

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $328,004,212 and $210,903,951, respectively)	$329,870,687	$207,554,379
Total investments (cost of $328,004,212 and $210,903,951, respectively)	329,870,687	207,554,379

Cash and cash equivalents	19,422,661	17,633,729
Interest, dividends and fees receivable	2,264,246	1,265,323
Deferred debt issuance costs	1,656,516	1,779,632
Receivable for investments sold	68,114	22,548
Prepaid expenses and other assets	437,857	283,390
Total assets	353,720,081	228,539,001

Liabilities
Debt	142,000,000	95,000,000
Contribution received in advance	10,609,204	4,950,000
Distribution payable	1,715,730	1,440,887
Interest and debt related payables	1,702,168	1,090,190
Payable for investments purchased	382,180	7,174,463
Reimbursements due to the Investment Adviser	163,213	48,566
Accrued expenses and other liabilities	2,235,947	1,149,618
Total liabilities	$158,808,442	$110,853,724

Commitments and contingencies (Note 5)

Net assets	$194,911,639	$117,685,277

Composition of net assets applicable to common shareholders
Common shares of beneficial interest, $0.001 par value; 7,798,773 and 4,968,576 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	$7,797	$4,969
Paid-in capital in excess of par	189,521,396	120,449,278
Distributable earnings (loss)	5,382,446	(2,768,970)
Total net assets	194,911,639	117,685,277
Total liabilities and net assets	$353,720,081	$228,539,001

Net assets per share	$24.99	$23.69

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from March 18, 2022 (Inception) to September 30,
	2023	2022	2023	2022
Investment income
Interest income:
Non-controlled, non-affiliated investments	$8,856,837	$2,632,964	$22,178,041	$2,835,898
Total investment income	8,856,837	2,632,964	22,178,041	2,835,898

Operating expenses
Interest and other debt expenses	2,145,663	851,725	5,530,265	865,685
Incentive fees	740,028	—	2,315,617	—
Management fees	529,792	195,233	1,393,668	247,316
Administrative expenses	294,091	258,642	870,346	311,246
Professional fees	258,351	134,810	400,931	185,524
Director fees	60,125	76,875	203,875	102,000
Custody fees	59,446	29,339	156,263	37,808
Insurance expense	7,234	7,641	21,700	22,189
Other operating expenses	111,705	41,942	292,334	53,499
Total operating expenses, before management fee and incentive fee waivers	4,206,435	1,596,207	11,184,999	1,825,267
Management fee and incentive fee waivers	(1,269,820)	(195,233)	(3,709,285)	(247,316)
Total operating expenses, net of management fee and incentive fee waivers	2,936,615	1,400,974	7,475,714	1,577,951

Net investment income	5,920,222	1,231,990	14,702,327	1,257,947

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	76,663	—	74,852	—
Net realized gain (loss)	76,663	—	74,852	—

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	2,378,856	(168,778)	5,216,047	(3,221,924)
Net change in unrealized appreciation (depreciation)	2,378,856	(168,778)	5,216,047	(3,221,924)

Net realized and unrealized gain (loss)	2,455,519	(168,778)	5,290,899	(3,221,924)

Net increase (decrease) in net assets resulting from operations	$8,375,741	$1,063,212	$19,993,226	$(1,963,977)

Basic and diluted earnings (loss) per share (1)	$1.15	$0.40	$3.13	$(1.11)

Basic and diluted weighted average common shares outstanding	7,269,911	2,877,660	6,421,258	1,649,973

______________________

(1)
Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Shares		Paid in Capital	Distributable	Total Net
	Shares	Par Amount	in Excess of Par	Earnings (loss)	Assets
Balance at December 31, 2022	4,968,576	$4,969	$120,449,278	$(2,768,970)	$117,685,277
Institutional Class:
Issuance of common shares in private offerings	803,632	803	19,380,847	—	19,381,650
Issuance of common shares from dividend reinvestment plan	133,196	133	3,197,590	—	3,197,723
Net investment income	—	—	—	3,888,807	3,888,807
Net realized and unrealized gain (loss)	—	—	—	2,039,315	2,039,315
Dividends paid to common shareholders	—	—	—	(3,083,924)	(3,083,924)
Balance at March 31, 2023	5,905,404	$5,905	$143,027,715	$75,228	$143,108,848

Institutional Class:
Issuance of common shares in private offerings	518,381	517	12,553,825	—	12,554,342
Issuance of common shares from dividend reinvestment plan	145,022	145	3,511,903	—	3,512,048
Net investment income	—	—	—	4,893,298	4,893,298
Net realized and unrealized gain (loss)	—	—	—	796,065	796,065
Dividends paid to common shareholders		—	—	(4,024,063)	(4,024,063)
Balance at June 30, 2023	6,568,807	$6,567	$159,093,443	$1,740,528	$160,840,538

Institutional Class:
Issuance of common shares in private offerings	1,067,541	1,068	26,416,758	—	26,417,826
Issuance of common shares from dividend reinvestment plan	162,425	162	4,011,195	—	4,011,357
Net investment income	—	—	—	5,920,222	5,920,222
Net realized and unrealized gain (loss)	—	—	—	2,455,519	2,455,519
Dividends paid to common shareholders		—	—	(4,733,823)	(4,733,823)
Balance at September 30, 2023	7,798,773	$7,797	$189,521,396	$5,382,446	$194,911,639

	Common Shares		Paid in Capital	Distributable	Total Net
	Shares	Par Amount	in Excess of Par	Earnings (loss)	Assets
Institutional Class:
Balance at March 18, 2022 (Inception)	4,000	$4	$99,996	$—	$100,000
Balance at March 31, 2022	4,000	$4	$99,996	$—	$100,000

Institutional Class:
Issuance of common shares in private offerings	1,996,000	1,996	49,898,004	—	49,900,000
Net investment income	—	—	—	25,957	25,957
Net realized and unrealized gain (loss)	—	—	—	(3,053,146)	(3,053,146)
Balance at June 30, 2022	2,000,000	$2,000	$49,998,000	$(3,027,189)	$46,972,811

Institutional Class:
Issuance of common shares in private offerings	931,877	932	21,999,068	—	22,000,000
Net investment income	—	—	—	1,231,990	1,231,990
Net realized and unrealized gain (loss)	—	—	—	(168,778)	(168,778)
Dividends paid to shareholders	—	—	—	(439,782)	(439,782)
Balance at September 30, 2022	2,931,877	$2,932	$71,997,068	$(2,403,759)	$69,596,241

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,	For the period from March 18, 2022 (Inception) to September 30,
	2023	2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$19,993,226	$(1,963,977)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(74,852)	—
Change in net unrealized (appreciation) depreciation of investments	(5,216,047)	3,221,924
Net amortization of investment discounts and premiums	(1,990,118)	(183,446)
Interest and dividend income paid in kind	(451,155)	(26,528)
Amortization of deferred debt issuance costs	142,369	61,527
Changes in assets and liabilities:
Purchases of investments	(159,904,776)	(173,645,582)
Proceeds from disposition of investments	45,320,640	2,491,787
Decrease (increase) in interest, dividends and fees receivable	(998,923)	(839,483)
Decrease (increase) in receivable for investments sold	(45,566)	—
Decrease (increase) in prepaid expenses and other assets	(154,467)	(78,089)
Increase (decrease) in payable for investments purchased	(6,792,283)	6,007,080
Increase (decrease) in interest and debt related payables	611,978	804,158
Increase (decrease) in reimbursements due to the Investment Adviser	114,647	26,939
Increase (decrease) in accrued expenses and other liabilities	1,086,329	733,188
Net cash provided by (used in) operating activities	(108,358,998)	(163,390,502)

Financing activities
Proceeds from common shares sold	53,403,818	72,000,000
Contribution received in advance	10,609,204	500,000
Draws on credit facilities	93,000,000	105,000,000
Repayments of credit facility draws	(46,000,000)	—
Payments of debt issuance costs	(19,253)	(1,888,726)
Dividends paid in cash to shareholders	(845,839)	—
Net cash provided by (used in) financing activities	110,147,930	175,611,274

Net increase (decrease) in cash and cash equivalents (including restricted cash)	1,788,932	12,220,772
Cash and cash equivalents (including restricted cash) at beginning of period	17,633,729	—
Cash and cash equivalents (including restricted cash) at end of period	$19,422,661	$12,220,772

Supplemental cash flow information
Interest payments	$4,775,918	$—
Excise tax payments	$18,395	$—
Distribution payable	$1,715,730	$—
Reinvestment of dividends during the period	$10,721,128	$—

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2023

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments(A)
Aerospace & Defense
Peraton Corp.	First Lien Term Loan	SOFR(M)	0.75%	3.85%	9.17%	2/1/2028	$1,370,322	$1,341,739	$1,369,185	0.39%

Capital Markets
Learning Care Group (US) No. 2 Inc.	First Lien Term Loan	SOFR(Q)	0.50%	4.75%	10.13%	8/11/2028	$30,000	29,559	30,038	0.01%

Chemicals
Discovery Purchaser Corporation	First Lien Term Loan	SOFR(Q)	0.50%	4.38%	9.77%	10/4/2029	$784,075	728,866	757,503	0.22%
Momentive Performance Materials, Inc.	First Lien Term Loan	SOFR(M)	—	4.50%	9.82%	3/22/2028	$800,975	771,974	781,615	0.22%
W. R. Grace Holdings LLC	First Lien Term Loan	SOFR(Q)	0.50%	4.01%	9.40%	9/22/2028	$1,107,513	1,088,406	1,100,131	0.32%
								2,589,246	2,639,249	0.76%
Commercial Services & Supplies
Creative Artists Agency, LLC	First Lien Term Loan	SOFR(M)	—	3.50%	8.82%	11/27/2026	$1,293,502	1,284,777	1,290,617	0.37%
Dealer Tire, LLC	First Lien Term Loan	SOFR(M)	—	4.50%	9.82%	12/12/2025	$1,255,674	1,222,564	1,259,604	0.36%
Ensemble RCM, LLC	First Lien Term Loan	SOFR(Q)	—	3.85%	9.22%	8/3/2026	$1,124,549	1,114,815	1,127,062	0.32%
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.38%	8/23/2028	$1,448,640	1,419,083	1,425,317	0.41%	E
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.39%	8/23/2028	$792,791	773,694	776,623	0.22%	E
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.38%	9/19/2028	$—	(97,443)	(126,279)	(0.04)%	D/E
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Revolver	PRIME	0.75%	5.00%	13.50%	8/23/2027	$340,497	316,268	324,255	0.09%	E
Verscend Holding Corp.	First Lien Term Loan	SOFR(M)	—	4.11%	9.43%	8/27/2025	$2,397,839	2,374,873	2,401,484	0.70%
								8,408,631	8,478,683	2.43%
Construction & Engineering
Geo Parent Corporation	First Lien Term Loan	SOFR(S)	—	5.25%	10.80%	12/29/2025	$334,327	329,483	328,476	0.09%	E
Groupe Solmax Inc. (Canada), Solmax U.S. LP	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	10.30%	5/29/2028	$2,462,217	2,339,825	2,319,101	0.66%	C/E
Legence Holdings LLC (Refficiency)	First Lien Term Loan	SOFR(M)	0.75%	3.75%	9.17%	12/16/2027	$251,359	249,538	250,731	0.07%
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.77%	2/1/2030	$755,120	734,602	743,038	0.21%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	11.79%	2/1/2030	$43,586	38,752	38,663	0.01%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.77%	2/1/2029	$—	(3,286)	(1,969)	—	D/E
Northstar Group Services, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.61%	10.95%	11/9/2026	$5,444,976	5,353,774	5,451,782	1.56%	E
NorthStar Group Services, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.61%	10.93%	11/12/2026	$2,401,960	2,371,581	2,404,962	0.69%
Vortex Finance Sub, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.32%	8/31/2029	$965,407	943,972	943,685	0.27%	E
Vortex Finance Sub, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.00%	11.32%	8/31/2029	$224,315	216,781	210,260	0.06%	E
Vortex Finance Sub, LLC	First Lien Revolver	SOFR(M)	1.00%	6.00%	11.33%	8/31/2029	$27,849	20,914	22,738	0.02%	E
								12,595,936	12,711,467	3.64%
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.00%	14.54%	9/21/2027	$2,675,369	2,622,038	2,581,731	0.74%	E
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.00%	14.20%	9/21/2027	$891,790	874,013	860,577	0.25%	E
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(M)	1.00%	7.50%	12.82%	3/30/2029	$3,190,734	3,102,880	3,132,982	0.90%	E
Lucky US BuyerCo, LLC (Global Payments)	First Lien Revolver	SOFR(M)	1.00%	7.50%	12.82%	3/30/2029	$—	(12,286)	(7,413)	(0.01)%	D/E
								6,586,645	6,567,877	1.88%
Containers & Packaging
Charter Next Generation, Inc.	First Lien Term Loan	SOFR(M)	0.75%	3.75%	9.18%	12/1/2027	$1,765,200	1,721,422	1,751,590	0.50%
Clydesdale Acquisition Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.18%	9.59%	4/13/2029	$633,584	619,076	625,876	0.18%
								2,340,498	2,377,466	0.68%
Diversified Consumer Services
Amentum Government Services Holdings LLC	First Lien Term Loan	SOFR(M)	—	4.11%	9.43%	1/31/2027	$985,408	967,211	980,481	0.28%
Ascend Learning, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.60%	8.92%	12/10/2028	$1,108,143	1,066,615	1,059,750	0.30%
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.72%	9/14/2029	$4,512,290	4,425,858	4,445,959	1.28%	E
Fusion Holding Corp. (Finalsite)	First Lien Revolver	SOFR(Q)	0.75%	6.25%	11.72%	9/15/2027	$—	(6,613)	(5,419)	—	D/E
Sotheby's	First Lien Term Loan	SOFR(Q)	0.50%	4.76%	10.07%	1/15/2027	$910,293	896,905	890,380	0.25%
								7,349,976	7,371,151	2.11%

BlackRock Private Credit Fund

Consolidated Schedule of Investment (Unaudited) (Continued)

September 30, 2023

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Diversified Financial Services
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.64%	8/29/2029	$2,573,971	$2,512,118	$2,597,404	0.74%	E
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.91%	8/29/2029	$3,206,505	3,129,453	3,235,700	0.93%	E
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.50%	11.89%	8/29/2029	$185,663	140,796	187,495	0.05%	E
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.25%	11.62%	8/29/2029	$346,915	263,079	350,338	0.10%	E
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50%	11.89%	8/29/2029	$—	—	43,004	0.01%	E
Accordion Partners LLC	First Lien Revolver	SOFR(Q)	0.75%	6.25%	11.64%	8/31/2028	$—	(4,299)	—	—	D/E
Acuris Finance US, Inc.	First Lien Term Loan	SOFR(Q)	0.50%	4.15%	9.54%	2/16/2028	$973,010	950,826	962,307	0.28%
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	6.75%	11.28%	8/21/2028	$2,356,446	2,318,060	2,309,553	0.66%	E
GC Champion Acquisition LLC (Numerix)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.50%	11.87%	8/19/2028	$8,988,985	8,728,086	8,893,701	2.55%	E
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.75%	11.28%	8/21/2028	$654,568	643,906	641,542	0.18%	E
GC Waves Holdings, Inc. (Mercer)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.10%	11.42%	8/11/2028	$—	(312,223)	(78,096)	(0.02)%	D/E
White Cap Supply Holdings, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.75%	9.07%	10/19/2027	$829,558	797,643	828,990	0.24%
								19,167,445	19,971,938	5.72%
Energy Equipment & Services
Liquid Tech Solutions Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	10.26%	3/20/2028	$6,483,750	6,356,340	6,410,808	1.84%	E

Environmental, Maintenance & Security Service
TruGreen Limited Partnership	First Lien Term Loan	SOFR(M)	0.75%	4.10%	9.42%	11/2/2027	$481,644	470,643	459,007	0.13%

Food Products
Chobani, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.61%	8.93%	10/23/2027	$579,992	552,010	581,079	0.17%
Sovos Brands Intermediate, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.50%	9.13%	6/8/2028	$500,971	492,330	501,597	0.14%
								1,044,340	1,082,676	0.31%
Health Care Equipment & Supplies
Chariot Buyer, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.25%	8.67%	11/3/2028	$907,158	864,574	894,898	0.26%
Medline Borrower, LP	First Lien Term Loan	SOFR(M)	0.50%	3.36%	8.68%	10/21/2028	$916,598	891,679	915,191	0.26%
								1,756,253	1,810,089	0.52%
Health Care Providers & Services
AHP Health Partners, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.61%	8.93%	8/24/2028	$916,528	898,312	917,559	0.26%
CHG Healthcare Services, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.36%	8.68%	9/29/2028	$1,421,127	1,387,788	1,417,013	0.41%
ImageFirst Holdings, LLC	First Lien Term Loan	SOFR(S)	0.75%	5.00%	10.47%	4/27/2028	$4,691,393	4,564,936	4,673,800	1.34%
ImageFirst Holdings, LLC	First Lien 2023 Incremental Term Loan	SOFR(S)	0.75%	5.25%	10.72%	4/27/2028	$1,138,692	1,112,555	1,134,422	0.32%
ImageFirst Holdings, LLC	First Lien 2023 Delayed Draw Term Loan	SOFR(S)	0.75%	5.25%	10.72%	4/27/2028	$—	(5,240)	(856)	—	D
Ingenovis Health, Inc.	First Lien Term Loan	SOFR(M)	0.75%	3.75%	9.18%	3/5/2028	$660,866	650,074	632,779	0.18%
Opco Borrower, LLC (Giving Home Health Care)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.99%	8/19/2027	$2,007,866	1,992,263	2,020,917	0.58%	E
Opco Borrower, LLC (Giving Home Health Care)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.99%	8/19/2027	$—	(1,501)	—	—	D/E
PetVet Care Centers, LLC (fka Pearl Intermediate Parent LLC)	First Lien Term Loan	SOFR(M)	0.75%	3.50%	8.92%	2/14/2025	$738,082	724,854	735,775	0.21%
Premise Health Holding Corp.	First Lien Term Loan	SOFR(S)	0.50%	5.00%	10.34%	7/10/2025	$4,937,500	4,879,918	4,889,113	1.40%	E
U.S. Anesthesia Partners, Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.36%	9.69%	10/1/2028	$2,462,312	2,392,758	2,266,201	0.65%
								18,596,717	18,686,723	5.35%
Health Care Technology
Athenahealth Group Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.25%	8.57%	2/15/2029	$889,146	873,421	874,977	0.25%
Gainwell Acquisition Corp.	First Lien Term Loan	SOFR(Q)	0.75%	4.10%	9.49%	10/1/2027	$3,905,656	3,850,598	3,820,220	1.09%
PointClickCare Technologies Inc. (Canada)	First Lien Term Loan	SOFR(Q)	0.75%	4.00%	9.39%	12/29/2027	$960,251	958,176	965,052	0.28%	C/E
Polaris Newco, LLC	First Lien Term Loan	SOFR(M)	0.50%	4.11%	9.43%	6/4/2028	$1,374,792	1,333,489	1,319,800	0.38%
								7,015,684	6,980,049	2.00%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2023

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Hotels, Restaurants & Leisure
Fertitta Entertainment, LLC	First Lien Term Loan	SOFR(M)	0.50%	4.00%	9.32%	1/27/2029	$1,174,367	$1,134,095	$1,164,520	0.33%
Showtime Acquisition, L.L.C. (World Choice)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.97%	8/7/2028	$2,763,873	2,690,697	2,713,294	0.77%	E
Showtime Acquisition, L.L.C. (World Choice)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.50%	12.97%	8/7/2028	$—	(2,096)	(2,897)	—	D/E
Showtime Acquisition, L.L.C. (World Choice)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	12.97%	8/7/2028	$—	(5,240)	(3,622)	—	D/E
Whatabrands, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.13%	8.43%	8/3/2028	$1,035,319	1,000,054	1,032,731	0.30%
								4,817,510	4,904,026	1.40%
Insurance
Alera Group, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.60%	11.92%	10/2/2028	$275,055	270,531	275,055	0.08%	E
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.60%	11.92%	10/2/2028	$439,043	429,971	439,043	0.13%	E
Alliant Holdings Intermediate, LLC	First Lien Term Loan	LIBOR(M)	0.50%	3.50%	8.93%	11/6/2027	$2,117,456	2,075,739	2,115,582	0.61%
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(S)	0.75%	5.75%	11.08%	8/31/2029	$2,997,306	2,946,620	2,967,333	0.85%	E
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	5.75%	10.62%	8/31/2029	$499,551	488,965	492,039	0.14%	E
AmeriLife Holdings, LLC	First Lien Revolver	SOFR(S)	0.75%	5.75%	10.99%	8/31/2028	$62,915	56,726	59,140	0.02%	E
AssuredPartners, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.61%	8.93%	2/12/2027	$985,753	958,413	986,369	0.28%
Galway Borrower LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	11.14%	9/29/2028	$3,591,000	3,524,632	3,501,225	1.00%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	11.14%	9/29/2028	$—	(49,901)	(135,000)	(0.04)%	D/E
Higginbotham Insurance Agency, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.60%	10.92%	11/25/2028	$2,889,112	2,889,112	2,871,777	0.82%	E
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.60%	10.92%	11/25/2028	$842,310	787,291	771,233	0.22%	E
HUB International Limited	First Lien Term Loan	SOFR(Q)	0.75%	4.25%	9.58%	6/20/2030	$1,463,445	1,463,445	1,469,087	0.42%
HUB International Limited	First Lien Incremental Term Loan	SOFR(Q)	0.75%	4.00%	9.37%	11/10/2029	$209,013	201,860	209,607	0.06%
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.92%	8/27/2026	$2,967,377	2,929,912	2,967,377	0.85%	E
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.42%	8/27/2025	$2,004,293	1,968,579	1,990,263	0.57%	E
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.42%	8/27/2025	$506,418	490,641	497,050	0.14%	E
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.42%	8/19/2026	$—	(14,180)	(20,427)	(0.01)%	D/E
Integrity Marketing Acquisition, LLC	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.08%	8/31/2030	$—	(180,342)	—	—	D/E
NFP Corp.	First Lien Term Loan	SOFR(M)	—	3.36%	8.68%	2/13/2027	$985,577	951,478	974,928	0.28%
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.50%	11.82%	7/19/2030	$3,431,510	3,365,473	3,452,099	0.99%	E
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan D	SOFR(M)	0.75%	6.50%	11.82%	7/19/2030	$—	(33,019)	20,589	0.01%	D/E
RSC Acquisition, Inc. (Risk Strategies)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.04%	10/30/2026	$—	(62,899)	(56,788)	(0.02)%	D/E
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	First Lien Term Loan	SOFR(M)	—	3.75%	9.07%	9/3/2026	$1,926,850	1,891,104	1,925,530	0.55%
USI, Inc.	First Lien Term Loan	SOFR(Q)	—	3.75%	9.14%	11/22/2029	$2,508,874	2,491,417	2,510,091	0.72%
								29,841,568	30,283,202	8.67%
Internet & Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.77%	12/29/2027	$2,305,437	2,171,657	2,148,667	0.61%	E
Syndigo, LLC	First Lien Term Loan	SOFR(M)	0.75%	4.50%	9.93%	12/14/2027	$1,262,576	1,226,921	1,183,665	0.34%	E
								3,398,578	3,332,332	0.95%
Internet & Direct Marketing Retail
Pug LLC	First Lien Term Loan	SOFR(M)	—	3.61%	8.93%	2/12/2027	$738,112	713,679	698,900	0.20%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2023

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Internet Software & Services
Anaconda, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.91%	8/22/2027	$841,208	$833,997	$826,066	0.24%	E
Anaconda, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.92%	8/22/2027	$700,040	694,040	687,439	0.20%	E
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(Q)	1.00%	7.25%	12.60%	1/26/2029	$2,110,569	2,054,437	2,073,845	0.59%	C/E
Bynder Bidco B.V. (Netherlands)	First Lien Revolver B	SOFR(Q)	1.00%	7.25%	12.60%	1/26/2029	$—	(1,254)	(2,978)	—	C/D/E
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(Q)	1.00%	7.25%	12.60%	1/26/2029	$582,226	566,741	572,095	0.16%	C/E
Bynder Bidco, Inc. (Netherlands)	First Lien Revolver A	SOFR(Q)	1.00%	7.25%	12.60%	1/26/2029	$—	(4,552)	(821)	—	C/D/E
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.90%	8/29/2029	$8,579,230	8,367,881	8,364,748	2.39%	E
e-Discovery Acquireco, LLC (Reveal)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.90%	8/29/2029	$—	(19,214)	(19,498)	(0.01)%	D/E
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	13.45%	7/8/2027	$2,624,077	2,605,272	2,610,957	0.75%	E
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(M)	0.50%	3.85%	9.18%	3/1/2029	$711,000	692,173	695,667	0.20%
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	5.26%	10.63%	7/27/2028	$2,468,593	2,394,417	1,849,383	0.53%
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	—	12.00%	12.00%	7/27/2028	$841,504	772,833	685,826	0.20%
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	13.12%	2/1/2029	$1,445,490	1,413,326	1,444,045	0.41%	E
Oranje Holdco, Inc. (KnowBe4)	First Lien Revolver	SOFR(Q)	1.00%	7.75%	13.12%	2/1/2029	$—	(4,021)	(181)	—	D/E
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Term Loan	SOFR(Q)	0.75%	0.75% Cash + 6.25% PIK	12.50%	1/24/2028	$3,116,179	3,070,446	3,087,822	0.88%	C/E
Tahoe Finco, LLC (Talend)	First Lien Term Loan	SOFR(M)	0.75%	6.10%	11.42%	10/1/2028	$9,267,902	8,796,317	8,837,870	2.54%	E
								32,232,839	31,712,285	9.08%
IT Services
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.64%	10/19/2028	$3,776,510	3,697,036	3,825,605	1.10%	E
Avalara, Inc.	First Lien Revolver	SOFR(Q)	0.75%	7.25%	12.64%	10/19/2028	$—	(7,947)	—	—	D/E
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.39%	12/29/2028	$2,260,288	2,200,955	2,212,822	0.63%	E
Madison Logic Holdings, Inc.	First Lien Revolver	SOFR(Q)	1.00%	7.00%	12.39%	12/30/2027	$—	(4,157)	(3,424)	—	D/E
Research Now Group, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.76%	11.13%	12/20/2024	$2,460,836	2,391,296	1,799,105	0.52%
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.87%	5/13/2030	$4,099,217	4,002,385	4,066,423	1.16%	E
Serrano Parent, LLC (Sumo Logic)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.87%	5/13/2030	$—	(9,683)	(3,279)	—	D/E
Zelis Cost Management Buyer, Inc.	First Lien Term Loan	SOFR(M)	—	3.61%	8.93%	9/30/2026	$1,232,511	1,214,597	1,234,181	0.35%
								13,484,482	13,131,433	3.76%
Life Sciences Tools & Services
Alcami Corporation	First Lien Term Loan	SOFR(M)	1.00%	7.00%	12.42%	12/21/2028	$991,330	961,100	1,001,243	0.29%	E
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.00%	12.42%	12/21/2028	$—	(2,537)	832	—	D/E
Alcami Corporation	First Lien Revolver	SOFR(M)	1.00%	7.00%	12.42%	12/21/2028	$—	(4,059)	—	—	D/E
Curia Global, Inc.	First Lien Term Loan	SOFR(M)	0.75%	3.85%	9.22%	8/30/2026	$1,464,678	1,429,892	1,223,929	0.35%
Parexel International, Inc.	First Lien Term Loan	LIBOR(M)	0.50%	3.25%	8.68%	11/15/2028	$315,340	304,094	313,513	0.09%
								2,688,490	2,539,517	0.73%
Machinery
AI Aqua Merger Sub, Inc. (Osmosis Buyer) (United Kingdom)	First Lien Term Loan	SOFR(M)	0.50%	3.75%	9.08%	7/30/2028	$1,417,259	1,366,744	1,405,191	0.40%	C
CPM Holdings Inc.	First Lien Term Loan	SOFR(M)	1.00%	4.50%	9.82%	9/22/2028	$388,000	382,180	387,637	0.11%
Indicor, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.50%	9.89%	11/22/2029	$497,500	494,545	499,189	0.14%
Madison IAQ LLC	First Lien Term Loan	LIBOR(S)	0.50%	3.25%	8.69%	6/21/2028	$1,029,468	975,003	1,014,479	0.29%
Service Logic Acquisition Inc.	First Lien Term Loan	LIBOR(Q)	0.75%	4.26%	9.63%	10/29/2027	$2,462,522	2,385,772	2,457,917	0.71%
								5,604,244	5,764,413	1.65%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2023

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Media
NEP Group, Inc. et al	First Lien Term Loan	SOFR(M)	—	3.25%	8.68%	10/20/2025	$4,353,909	$3,939,953	$4,222,617	1.21%
Radiate Holdco, LLC	First Lien Term Loan	SOFR(M)	0.75%	3.25%	8.68%	9/25/2026	$1,374,845	1,338,205	1,129,751	0.32%
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.01% Cash + 1.75% PIK	14.13%	12/31/2024	$3,530,208	3,493,420	3,399,590	0.97%	E
Zayo Group Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.32%	9.64%	3/9/2027	$719,050	705,259	587,823	0.17%
								9,476,837	9,339,781	2.67%
Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	11.43%	11/30/2026	$4,909,116	4,762,634	4,761,843	1.36%	E
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.00%	11.43%	12/23/2026	$1,590,725	1,551,728	1,535,368	0.44%	E
								6,314,362	6,297,211	1.80%
Pharmaceuticals
Nephron Pharmaceuticals Corp. et al	First Lien Term Loan B	SOFR(Q)	1.50%	9.00%	14.57%	9/11/2026	$9,079,279	8,722,404	8,716,107	2.50%	E

Professional Services
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	10.64%	6/30/2028	$2,164,152	2,129,892	2,139,264	0.61%	E
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	10.58%	6/30/2028	$891,543	877,421	881,290	0.25%	E
Cherry Bekaert Advisory, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.25%	10.64%	6/30/2028	$330,968	323,888	325,825	0.09%	E
Deerfield Dakota Holding, LLC	First Lien Term Loan	SOFR(Q)	1.00%	3.75%	9.14%	4/9/2027	$1,921,787	1,875,931	1,878,153	0.54%
DTI Holdco, Inc. (Epiq)	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	10.12%	4/21/2029	$2,475,000	2,373,085	2,415,551	0.69%
Element Materials Technology Group US Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.50%	4.35%	9.74%	6/22/2029	$471,361	466,328	467,041	0.13%
Element Materials Technology Group US Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.50%	4.35%	9.74%	6/24/2029	$224,079	221,696	222,025	0.06%
GI Consilio Parent, LLC	First Lien Term Loan	LIBOR(M)	0.50%	4.50%	9.93%	5/12/2028	$11,000,000	10,782,197	11,087,999	3.18%	E
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.63%	8/18/2028	$1,152,092	1,135,166	1,145,064	0.33%	E
Monotype Imaging Holdings, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	10.49%	10/9/2026	$2,462,312	2,406,920	2,468,468	0.71%	E
OMNIA Partners, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.25%	9.60%	7/18/2030	$265,996	263,367	266,633	0.08%
OMNIA Partners, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.25%	9.60%	7/18/2030	$—	(123)	60	—	D
Syntellis Performance Solutions, LLC (Axiom Global, Inc.)	First Lien Incremental Term Loan	SOFR(M)	0.75%	4.85%	10.17%	7/31/2027	$2,992,228	2,934,131	2,917,422	0.84%	E
Vensure Employer Services, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	10.13%	2/28/2027	$4,698,529	4,698,529	4,644,026	1.33%	E
Vensure Employer Services, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	10.13%	2/28/2027	$—	(3,686)	(3,017)	—	D/E
VT TopCo, Inc. (Veritext)	First Lien Term Loan	SOFR(M)	0.50%	4.25%	9.66%	8/3/2030	$5,000,000	4,950,843	5,008,875	1.43%
								35,435,585	35,864,679	10.27%
Real Estate Management & Development
Forest City Enterprises, L.P.	First Lien Term Loan	SOFR(M)	—	3.61%	8.93%	12/8/2025	$902,764	890,069	819,258	0.23%
Software
Applied Systems, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.50%	4.50%	9.89%	9/19/2026	$511,430	510,014	513,573	0.15%
Barracuda Parent LLC	First Lien Term Loan	SOFR(Q)	—	4.50%	9.87%	8/15/2029	$575,650	562,514	571,120	0.16%
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	12.72%	9/12/2030	$12,076,774	11,777,334	11,774,854	3.39%	E
Bluefin Holding, LLC (Allvue)	First Lien Revolver	SOFR(S)	1.00%	7.25%	12.72%	9/12/2030	$—	(29,522)	(29,767)	(0.01)%	D/E
Boxer Parent Company, Inc.	First Lien Term Loan	SOFR(M)	—	3.75%	9.18%	10/2/2025	$1,302,660	1,272,958	1,302,836	0.37%
Capstone Borrower, Inc. (Cvent, Inc.)	First Lien Term Loan	SOFR(Q)	—	3.75%	9.14%	5/17/2030	$5,000,000	4,927,911	4,987,500	1.43%
Central Parent Inc.	First Lien Term Loan	SOFR(Q)	0.50%	4.25%	9.64%	7/6/2029	$992,500	973,928	993,914	0.28%
Cloudera, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.85%	9.17%	10/8/2028	$163,151	152,280	160,296	0.05%
Cornerstone OnDemand, Inc.	First Lien Term Loan	SOFR(Q)	0.50%	3.86%	9.18%	10/15/2028	$738,790	704,361	703,583	0.20%
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.92%	3/30/2029	$2,327,225	2,273,929	2,313,262	0.66%	E
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	12.92%	3/30/2029	$—	(5,330)	(1,396)	—	D/E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2023

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Epicor Software Corp.	First Lien Term Loan	SOFR(M)	0.75%	3.36%	8.68%	7/31/2027	$2,130,827	$2,084,765	$2,130,603	0.61%
Flexera Software, LLC	First Lien Term Loan	SOFR(M)	0.75%	3.75%	9.18%	3/3/2028	$735,556	717,799	731,154	0.21%
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.50% Cash + 4.00% PIK	12.63%	5/22/2029	$3,849,882	3,778,800	3,780,584	1.08%	E
Fusion Risk Management, Inc.	First Lien Revolver	SOFR(Q)	1.00%	7.00%	12.88%	5/22/2029	$—	(13,284)	(8,237)	—	D/E
Greeneden U.S. Holdings II, LLC	First Lien Term Loan	LIBOR(M)	0.75%	4.11%	9.43%	12/1/2027	$2,716,598	2,672,175	2,722,004	0.78%
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.27%	7/9/2029	$1,533,668	1,509,630	1,532,594	0.44%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.27%	7/9/2029	$1,185,113	1,166,226	1,184,283	0.34%	E
GTY Technology Holdings Inc.	First Lien Revolver	SOFR(Q)	0.75%	6.25%	12.27%	7/9/2029	$—	(4,371)	(185)	—	D/E
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(S)	0.75%	8.00%	13.43%	8/7/2028	$2,321,515	2,273,112	2,278,103	0.65%	E
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.19%	11/1/2027	$932,369	916,503	931,437	0.27%	E
Maverick Bidco, Inc. (Mitratech)	First Lien Term Loan	SOFR(Q)	0.75%	4.51%	9.88%	5/18/2028	$6,982,500	6,687,977	6,860,305	1.96%	E
MH Sub I, LLC (Micro Holding Corp.)	First Lien 2023 Incremental Term Loan	SOFR(M)	1.00%	4.25%	9.57%	4/25/2028	$1,456,350	1,422,635	1,411,407	0.40%
Planview Parent, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.26%	9.65%	12/17/2027	$827,799	804,769	818,830	0.23%
Project Alpha Intermediate Holding, Inc.	First Lien Term Loan	SOFR(M)	—	4.11%	9.43%	4/26/2024	$1,285,535	1,276,776	1,285,940	0.37%
Proofpoint, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.36%	8.68%	8/31/2028	$1,622,599	1,577,500	1,611,216	0.46%
Sophia, L.P.	First Lien Term Loan	SOFR(M)	0.50%	3.60%	8.92%	10/7/2027	$1,948,885	1,899,479	1,946,858	0.56%
Sovos Compliance, LLC (fka Taxware, LLC)	First Lien Term Loan	SOFR(M)	0.50%	4.50%	9.93%	8/11/2028	$437,773	428,826	431,581	0.12%
Tessian, Inc. (United Kingdom)	First Lien Term Loan	SOFR(Q)	1.00%	8.00%	13.58%	3/15/2028	$1,051,665	1,032,923	1,043,252	0.30%	C/E
TIBCO Software Inc.	First Lien Term Loan	SOFR(Q)	0.50%	4.60%	9.99%	3/30/2029	$1,293,500	1,189,673	1,246,003	0.36%
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.50%	11.82%	7/25/2029	$9,406,523	9,132,954	9,132,792	2.61%	E
Trintech, Inc.	First Lien Revolver	SOFR(M)	1.00%	6.50%	11.82%	7/25/2029	$206,737	185,693	185,681	0.05%	E
UKG Inc.	First Lien Term Loan	SOFR(Q)	—	3.75%	9.22%	5/3/2026	$2,004,425	1,963,557	2,004,746	0.57%
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.50% Cash + 3.50% PIK	12.15%	11/22/2028	$2,486,755	2,444,897	2,509,136	0.72%	E
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.50% Cash + 3.50% PIK	12.15%	11/22/2028	$—	(5,240)	5,498	—	D/E
Zendesk Inc.	First Lien Revolver	SOFR(Q)	0.75%	6.50%	12.15%	11/22/2028	$—	(4,309)	—	—	D/E
								68,259,842	69,065,360	19.77%
Specialty Retail
EG Group Limited (United Kingdom)	First Lien Term Loan	SOFR(M)	—	4.00%	9.41%	2/7/2025	$870,570	870,570	862,226	0.25%	C
Fender Musical Instruments Corp.	First Lien Term Loan	SOFR(M)	0.50%	4.10%	9.42%	12/1/2028	$2,470,565	2,375,056	2,423,204	0.68%	E
Mavis Tire Express Services Topco Corp.	First Lien Term Loan	SOFR(M)	0.75%	4.00%	9.43%	5/4/2028	$1,005,566	970,891	1,004,309	0.29%
MED ParentCo, LP	First Lien Term Loan	SOFR(M)	—	3.36%	8.86%	8/31/2026	$571,077	544,394	546,586	0.16%
Woof Holdings, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.01%	9.40%	12/21/2027	$947,050	921,275	756,219	0.22%
								5,682,186	5,592,544	1.60%
Trading Companies & Distributors
BCPE Empire Holdings, Inc.	First Lien 2023 Extended Term Loan	SOFR(M)	1.00%	4.75%	10.07%	12/11/2028	$677,284	670,914	678,046	0.19%
SRS Distribution, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.50%	8.93%	6/2/2028	$1,246,345	1,200,097	1,235,633	0.36%
								1,871,011	1,913,679	0.55%
Transportation Infrastructure
Bleriot US Bidco Inc.	First Lien Term Loan	SOFR(Q)	—	4.26%	9.65%	10/30/2026	$1,074,247	1,062,091	1,076,836	0.31%
Brown Group Holding, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.75%	9.12%	7/1/2029	$1,871,548	1,858,783	1,872,718	0.53%
								2,920,874	2,949,554	0.84%

Total Debt Investments - 169.2% of Net Assets								328,004,212	329,870,687	94.44%

Total Investments - 169.2% of Net Assets								328,004,212	329,870,687	94.44%

Cash and Cash Equivalents - 10.0% of Net Assets									19,422,661	5.56%

Total Cash and Investments - 179.2% of Net Assets									349,293,348	100.00%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2023

Notes to Schedule of Investments:

(A)
Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933 (the ”Securities Act”). Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)
99.8% of the fair value of total senior secured loans in the Fund’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”), “L”, or the Secured Overnight Financing Rate (“SOFR”), “S”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”. In addition, 89.9% of the fair value of such senior secured loans have floors of 0.50% to 2.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at September 30, 2023 of all contracts within the specified loan facility. LIBOR or SOFR reset monthly (M), quarterly (Q) or semiannually (S).
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
(E)
Investments are considered Level 3 in accordance with ASC Topic 820 (see Note 2).
(F)
As of September 30, 2023, the Fund generally uses GICS codes to identify the industry groupings.

Aggregate acquisitions and aggregate dispositions of investments totaled $160,355,931 and $45,320,640, respectively for the nine months ended September 30, 2023. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on investments. As of September 30, 2023, approximately 3.5% of the total assets of the Fund were not qualifying assets under Section 55(a) of the 1940 Act.

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

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

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

September 30, 2023

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2023

2. Summary of Significant Accounting Policies (Continued)

At September 30, 2023, the Fund’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Total
1	Quoted prices in active markets for identical assets	$—	$—
2	Other direct and indirect observable market inputs(2)	123,151,668	123,151,668
3	Valuation sources that employ significant unobservable inputs	206,719,019	206,719,019
Total		$329,870,687	$329,870,687

______________________

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2023 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1) (Concluded Value)(2)
Bank Debt	$173,441,215	Income approach	Discount rate	9.6% - 17.9% (12.2%)
	33,277,804	Market quotations	Indicative bid/ask quotes	1 (1)
	$206,719,019

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

Certain fair value measurements may employ more than one valuation technique, with each valuation technique receiving a relative weight between 0% and 100%. Generally, a change in an unobservable input may result in a change to the value of an investment as follows:

Input	Impact to Value if Input Increases	Impact to Value if Input Decreases
Discount rate	Decrease	Increase
Revenue multiples	Increase	Decrease
EBITDA multiples	Increase	Decrease
Book value multiples	Increase	Decrease
Implied volatility	Increase	Decrease
Term	Increase	Decrease
Yield	Increase	Decrease

Changes in investments categorized as Level 3 during the three months ended September 30, 2023 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Total
Beginning balance	$127,312,157	$127,312,157
Net realized and unrealized gains (losses)	1,732,329	1,732,329
Acquisitions(1)	86,090,914	86,090,914
Dispositions	(1,755,612)	(1,755,612)
Transfers into Level 3(2)	160,039	705,653
Transfers out Level 3(3)	(6,820,808)	(6,820,808)
Ending balance	$206,719,019	$206,719,019

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$1,547,399	$1,547,399

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2023

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 during the nine months ended September 30, 2023 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Total
Beginning balance	$76,785,839	$76,785,839
Net realized and unrealized gains (losses)	2,741,544	2,741,544
Acquisitions(1)	133,357,451	133,357,451
Dispositions	(6,071,569)	(6,071,569)
Transfers into Level 3(2)	3,992,942	3,992,942
Transfers out Level 3(3)	(4,087,188)	(4,087,188)
Ending balance	$206,719,019	$206,719,019

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$2,757,481	$2,757,481

______________________

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of three investments that were transferred from Level 2 to Level 3 due to decreased observable market activity.
(3)
Comprised of two investments that were transferred from Level 3 to Level 2 due to increased observable market activity.

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

September 30, 2023

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

Changes in investments categorized as Level 3 during the period from March 18, 2022 (Inception) to September 30, 2022 were as follow:

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

September 30, 2023

2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At September 30, 2023, included in cash and cash equivalents was $16,651,622 (8.5% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 5.18%. At December 31, 2022, included in cash and cash equivalents was $11,024,422 (9.4% of net assets) held in JP Morgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.12%.

Restricted Investments

The Fund may invest without limitation in instruments that are subject to legal or contractual restrictions on resale. These instruments generally may be resold to institutional investors in transactions exempt from registration or to the public if the securities are registered. Disposal of these investments may involve time-consuming negotiations and additional expense, and prompt sale at an acceptable price may be difficult. Restricted investments, including any restricted investments in affiliates, are valued in accordance with the investment valuation policies discussed above. The Fund did not hold any restricted investments at September 30, 2023 and December 31, 2022.

Foreign Currency Investments

The Fund may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at September 30, 2023 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Fund did not hold any investments denominated in foreign currency at September 30, 2023.

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

During each of the 36 months following the commencement of the Fund’s operations, the Fund will reimburse the Investment Adviser for any and all Expense Payments incurred by the Investment Adviser under the Expense Support Agreement to the extent that the Fund’s annual Operating Expenses (as defined below) do not exceed 1.25% of the value of the Fund’s net assets, calculated monthly based on month-end net assets. “Operating Expenses” for purposes of the Expense Support Agreement means all annual operating expenses of the Fund incurred in the ordinary course of business, excluding offering costs incurred by the Fund, interest expense and other financing costs, portfolio transaction and other investment-related costs, base management fee and incentive fee payable pursuant to the Advisory Agreement, shareholder servicing and/or distribution fees, taxes and any other extraordinary expenses not incurred in the ordinary course of business (including, without limitation, litigation expenses). From inception of the Fund through September 30, 2023, the Adviser had incurred $811,708 related to organizational and offering expenses. The Fund did not reimburse the Investment Adviser for any Expense Payments during the nine months ended September 30, 2023 since the annual operating expenses exceeded 1.25% of the value of the Fund’s net assets.

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

September 30, 2023

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

September 30, 2023

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

For the three months ended September 30, 2023 and 2022, the Investment Adviser earned and waived $529,792 and $195,233 in management fees, respectively. For the nine months ended September 30, 2023 and for the period from March 18, 2022 (Inception) to September 30, 2022, the Investment Adviser earned and waived $1,393,668 and $247,316 in management fees, respectively. For the period from March 18, 2022 (Inception) to September 30, 2023, the Investment Adviser earned and waived $1,935,150 in management fees.

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

September 30, 2023

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

For the three months ended September 30, 2023 and 2022, the Investment Adviser earned and waived $740,028 and $0 in incentive fees, respectively. For the nine months ended September 30, 2023 and for the period from March 18, 2022 (Inception) to September 30, 2022, the Investment Adviser earned and waived $2,315,617 and $0 in incentive fees, respectively. For the period from March 18, 2022 (Inception) to September 30, 2023, the Investment Adviser earned and waived $2,315,617 in incentive fees.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2023

4. Debt

On June 3, 2022, Blackrock Private Credit Fund Leverage I, LLC (the “Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Fund, established a $200 million combined revolving credit and term loan facility with PNC Bank, National Association as facility agent (the “Credit Facility”). The Credit Facility matures on June 3, 2032 and generally bears interest at three-month Term SOFR, plus (a) 1.55% if the aggregate balance of “Middle Market Loans” (as defined in Exhibit 10.1) is less than or equal to 25%, (b) 1.65% if the aggregate balance of Middle Market Loans is above 25% and less than or equal to 50%, (c) 1.80% if the aggregate balance of Middle Market Loans is above 50% and less than or equal to 75%, or (d) 1.90% if the aggregate balance of Middle Market Loans is above 75%. The Credit Facility also accrues commitment fees on any undrawn amounts at an annual rate of 0.50%, or 0.35% for the period from the closing date of the Credit Facility to the three-month anniversary of the closing date.

On September 8, 2023, the Borrower entered into Amendment No. 1 to the Credit Facility (the “Amendment”). The Amendment extended the term commitment termination date under the Credit Facility with respect to term commitments entered into on the closing date to December 8, 2023. The Credit Facility is secured by all of the assets held by the Borrower. Under the Credit Facility, the Borrower has made certain customary representations and warranties, and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature. Borrowings under the Credit Facility are considered borrowings of the Fund for purposes of complying with the asset coverage requirements under the 1940 Act.

At September 30, 2023, there was $142.0 million of debt outstanding under the Credit Facility, with a weighted-average interest rate, excluding fees of 7.23%. Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of September 30, 2023, the estimated fair value of the outstanding debt approximated their carrying value.

Total expenses related to debt included the following:

	Nine Months Ended September 30, 2023	For the period from March 18, 2022 (Inception) to September 30, 2022
Interest expense	$5,002,646	$629,304
Amortization of deferred debt issuance costs	142,369	61,527
Commitment fees	385,250	174,854
Total	$5,530,265	$865,685

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

September 30, 2023

5. Commitments and Contingencies (Continued)

The Consolidated Schedule of Investments include certain revolving loan facilities and other commitments with unfunded balances at September 30, 2023 and December 31, 2022 as follows:

		Unfunded Balances
Issuer	Maturity Date	September 30, 2023	December 31, 2022
Accordion Partners LLC	8/29/2029	$4,358,946	$624,447
Accordion Partners LLC	8/31/2028	250,891	277,532
Alcami Corporation	12/21/2028	83,235	83,235
Alcami Corporation	12/21/2028	133,176	133,176
Alera Group, Inc.	10/2/2028	112,523	244,494
AmeriLife Holdings, LLC	8/31/2029	251,663	251,663
AmeriLife Holdings, LLC	8/31/2028	314,579	377,494
athenahealth Group Inc.	2/15/2029	N/A	109,783
Avalara, Inc.	10/19/2028	377,651	377,651
Bluefin Holding, LLC	9/12/2030	1,190,668	N/A
Bynder Bidco B.V. (Netherlands)	1/26/2029	171,174	N/A
Bynder Bidco, Inc. (Netherlands)	1/26/2029	47,160	N/A
Cherry Bekaert Advisory, LLC	6/30/2028	116,286	313,078
Cherry Bekaert Advisory, LLC	6/30/2028	N/A	499,136
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	232,723	N/A
e-Discovery AcquireCo, LLC	8/29/2029	779,930	N/A
Freedom Financial Network Funding, LLC	9/21/2027	N/A	891,790
Fusion Holding Corp. (Finalsite)	9/15/2027	371,133	371,133
Fusion Risk Management, Inc.	5/22/2029	457,601	N/A
Fusion Risk Management, Inc.	8/30/2028	N/A	313,806
Galway Borrower LLC	9/29/2028	5,400,000	N/A
GC Champion Acquisition LLC (Numerix)	8/21/2028	N/A	654,568
GC Waves Holdings, Inc. (Mercer)	8/11/2028	13,016,030	N/A
GTY Technology Holdings Inc.	7/9/2029	264,374	264,374
Higginbotham Insurance Agency, Inc.	11/25/2028	11,003,834	N/A
ImageFirst Holdings, LLC	4/27/2028	228,309	N/A
Integrity Marketing Acquisition, LLC	8/27/2025	831,857	N/A
Integrity Marketing Acquisition, LLC	8/19/2026	2,918,177	N/A
Integrity Marketing Acquisition, LLC	8/31/2030	3,452,216	N/A
Integrity Marketing Acquisition, LLC	8/27/2025	N/A	2,989,762
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	264,082	N/A
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	123,067	N/A
Lucky US BuyerCo, LLC (Global Payments)	3/30/2029	409,549	N/A
Madison Logic Holdings, Inc.	12/30/2027	163,029	163,029
OMNIA Partners, LLC	7/18/2030	24,996	N/A
Opco Borrower, LLC (Giving Home Health Care)	8/19/2027	193,180	154,544
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	180,686	N/A
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	7/19/2030	3,431,510	N/A
Pueblo Mechanical and Controls, LLC	8/23/2028	211,418	626,684
Pueblo Mechanical and Controls, LLC	8/23/2027	680,994	237,151
Pueblo Mechanical and Controls, LLC	9/19/2028	7,843,394	N/A
RSC Acquisition, Inc. (Risk Strategies)	10/30/2026	4,368,326	N/A
Serrano Parent, LLC (Sumo Logic)	5/13/2030	409,922	N/A
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	158,331	N/A
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	197,914	N/A
Streamland Media Midco LLC	8/31/2023	N/A	1,125,859
Trintech, Inc.	7/25/2029	516,842	N/A
Vensure Employer Services, Inc.	2/28/2027	260,114	2,642,481
Vortex Finance Sub, LLC	8/31/2029	400,360	N/A
Vortex Finance Sub, LLC	8/31/2029	199,305	N/A
Zendesk Inc.	11/22/2028	610,938	610,938
Zendesk Inc.	11/22/2028	251,563	251,563
Total Unfunded Balances		$67,263,656	$14,589,371

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2023

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

From time to time, the Adviser advances payments to third parties on behalf of the Fund and receives reimbursement from the Fund. At September 30, 2023 and December 31, 2022, amounts reimbursable to the Adviser totaled $163,213 and $48,566, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

The Fund has entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator will perform (or oversee, or arrange for, the performance by third parties of) the administrative services necessary for the operation of the Fund, including but not limited to, determining and publishing the Fund's net asset value (“NAV”), overseeing the preparation and filing of the Fund's tax returns, and the printing and dissemination of reports to shareholders of the Fund, and generally overseeing the payment of the Fund's expenses and the performance of administrative and professional services rendered to the Fund by others. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities thereunder, including payments to the Administrator in an amount equal to the Fund’s allocable portion of overhead and other expenses incurred by the Administrator or its affiliate in performing its obligations and services under the Administration Agreement, such as rent, license fees and other costs associated with computer software utilized in providing such obligations and services and the Fund’s allocable portion of the cost of personnel attributable to performing such obligations and services, including, but not limited to, marketing, legal and other services performed by the Administrator for the Fund. The Administrator will also, on behalf of the Fund, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other shareholders servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, shareholders and such other persons in any such other capacity deemed to be necessary or desirable. For the nine months ended September 30, 2023 and for the period from March 18, 2022 (Inception) to September 30, 2022, the Fund incurred $870,346 and $311,246 respectively, for such administrative service expenses.

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

The Fund has the authority to issue an unlimited number of Common Shares of any class and an unlimited number of shares of preferred shares, at a par value $0.001 per share. As of September 30, 2023, the Fund had 7,798,773 Institutional shares issued and outstanding.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2023

7. Stockholders’ Equity and Dividends (Continued)

The following table summarizes transactions in Common Shares during the nine months ended September 30, 2023:

	Shares	Amount
Institutional Class
Subscriptions	2,389,554	$58,353,818
Share transfers between classes	—	—
Distributions reinvested	440,643	10,721,128
Share Repurchases	—	—
Early Repurchase Deduction	—	—
Net Increase (Decrease)	2,830,197	$69,074,946

Class S
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share Repurchases	—	—
Early Repurchase Deduction	—	—
Net Increase (Decrease)	—	—

Class D	—	—
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share Repurchases	—	—
Early Repurchase Deduction	—	—
Net Increase (Decrease)	—	—

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents our monthly NAV per share for each of the three classes of shares since our inception through September 30, 2023.

	NAV per Share
For the Month Ended	Institutional Class	Class S	Class D
June 30, 2022	$23.49	N/A	N/A
July 31, 2022	24.40	N/A	N/A
August 31, 2022	24.86	N/A	N/A
September 30, 2022	23.74	N/A	N/A
October 31, 2022	23.89	N/A	N/A
November 30, 2022	23.93	N/A	N/A
December 31, 2022	23.69	N/A	N/A
January 31, 2023	24.28	N/A	N/A
February 28, 2023	24.25	N/A	N/A
March 31, 2023	24.23	N/A	N/A
April 30, 2023	24.38	N/A	N/A
May 31, 2023	24.05	N/A	N/A
June 30, 2023	24.49	N/A	N/A
July 31, 2023	24.73	N/A	N/A
August 31, 2023	24.85	N/A	N/A
September 30, 2023	24.99	N/A	N/A

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2023

7. Stockholders’ Equity and Dividends (Continued)

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering net investment income available for distribution to shareholders, at the discretion of our Board of Trustees.

The following table summarizes the Fund's dividends declared for the nine months ended September 30, 2023. There were no dividends declared for the period from March 18, 2022 (Inception) to September 30, 2022.

Institutional Class

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 30, 2023	January 30, 2023	February 27, 2023	Regular	$0.17	$890,298
February 15, 2023	February 22, 2023	March 27, 2023	Regular	0.18	1,012,545
March 24, 2023	March 29, 2023	April 26, 2023	Regular	0.20	1,181,081
April 25, 2023	April 27, 2023	May 26, 2023	Regular	0.21	1,304,322
May 26, 2023	May 30, 2023	June 27, 2023	Regular	0.21	1,340,292
June 30, 2023	June 30, 2023	July 26, 2023	Regular	0.21	1,379,449
July 27, 2023	July 28, 2023	August 28, 2023	Regular	0.21	1,429,513
August 31, 2023	August 30, 2023	September 26, 2023	Regular	0.22	1,588,580
September 29, 2023	September 29, 2023	October 26, 2023	Regular	0.22	1,715,730
				$1.83	$11,841,810

Class S Shares

No Class S shares were outstanding for the nine months ended September 30, 2023.

Class D Shares

No Class D shares were outstanding for the nine months ended September 30, 2023.

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

Under the Fund’s share repurchase plan, to the extent the Fund offers to repurchase shares in any particular quarter, the Fund expects to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last business day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”).The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders. The Fund commenced its initial quarterly repurchase offer on April 28, 2023. There were no share repurchases for the nine months ended September 30, 2023.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2023

8. Share Repurchase Program (Continued)

The following table presents information with respect to the Fund's repurchases during the nine months ended September 30, 2023:

Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurcahse Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
May 31, 2023	—	—	N/A	N/A	—	—
August 31, 2023	—	—	N/A	N/A	—	—

______________________

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.
(3)
Net of Early Repurchase Deduction (if any).

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2023

9. Financial Highlights

	Nine Months Ended September 30,	For the Period from March 18, 2022 (Inception) to September 30,
	2023	2022
Per Common Share
Per share NAV at beginning of period	$23.69	$25.00
Investment operations: (1)
Net investment income	2.27	0.44
Net realized and unrealized gain (loss)	0.86	(1.55)
Total from investment operations	3.13	(1.11)

Dividends to common shareholders	(1.83)	(0.15)
Per share NAV at end of period	$24.99	$23.74

Total return based on net asset value: (2)	13.21%	(4.44)%

Shares outstanding at end of period	7,798,773	2,931,877
Ratios to average net asset value: (3)
Net investment income(4)	12.82%	3.63%
Expenses before incentive fee (5)	6.50%	4.60%
Expenses and incentive fee (6)	6.50%	4.60%

Ending net asset value	$194,911,639	$69,596,241
Portfolio turnover rate	17.87%	1.69%
Weighted-average debt outstanding	$98,406,593	$27,487,310
Weighted-average interest rate on debt	6.80%	4.24%
Weighted-average number of common shares	6,421,258	1,649,973
Weighted-average debt per share	$12.62	$9.38

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
(3)
Annualized for periods less than one year except for incentive fees and other certain non-recurring expenses, excluding the effect of management fee and incentive fee waivers by the Adviser which represented 2.73% of average net assets.
(4)
Net of incentive fees and excise taxes.
(5)
Includes interest and other debt costs but excludes excise taxes.
(6)
Includes incentive fees and all Fund expenses including interest and other debt costs but excludes excise taxes.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2023

10. Senior Securities

Information about the Fund's senior securities is shown in the following table as of the end of last fiscal year and the period ended September 30, 2023.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
As of September 30, 2023 (Unaudited)	$142,000,000	$2,356	—	N/A
Fiscal Year 2022	95,000,000	2,225	—	N/A

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

11. Subsequent Events

On October 2, 2023, the Fund accepted $10,609,204 of additional subscriptions, to purchase $10,609,204 of additional institutional shares, par value $0.001 per share. On October 20, 2023, the number of shares being purchased was fixed when the purchase price of $24.99 per share was determined by the Fund. As a result, the Fund issued 424,538 shares and received $10,609,204 in proceeds.

On October 26, 2023, the Fund declared a regular distribution for its Institutional Shares in an amount of $0.23 per share and a special distribution for its Institutional Shares in an amount of $0.10 per share. The distribution will be payable to shareholders of record at the close of business on October 30, 2023 and will be paid on November 27, 2023. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund's distribution reinvestment plan.

On October 26, 2023, the Fund initiated a quarterly offer to repurchase up to 5% of its shares outstanding as of September 30, 2023, commencing on October 26, 2023 and ending on November 30, 2023, with a valuation date of December 31, 2023.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as amended, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2023, approximately 96.5% of our total assets were invested in qualifying assets.

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

The three-level hierarchy for fair value measurement is defined as follows:

Level 1: Quoted prices in active markets for identical assets

Level 2: Other direct and indirect observable market inputs (for example, quoted prices in inactive markets or quotes for comparable investments)

Level 3: Independent third-party valuation sources that employ significant unobservable inputs

As of September 30, 2023, none of our investments were categoried as Level 1, 37.3% were categorized as Level 2 and 62.7% were Level 3 investments valued based on valuations by independent third party sources.

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

Portfolio and investment activity

During the three months ended September 30, 2023, we invested approximately $92.0 million, comprised of new investments in 18 new portfolio companies, as well as draws made on existing commitments and payment in kind ("PIK") received on prior investments, all of which were in senior secured loans. Additionally, we received approximately $14.2 million in proceeds from sales or repayments during the three months ended September 30, 2023.

During the period from March 18, 2022 (Inception) to September 30, 2022, we invested approximately $173.7 million, comprised of new investments in 114 new portfolio companies.

During the nine months ended September 30, 2023, we invested approximately $160.4 million, comprised of new investments in 33 new portfolio companies, as well as draws made on existing commitments and PIK received on prior investments, all of which were in senior secured loans. Additionally, we received approximately $45.3 million in proceeds from sales or repayments during the nine months ended September 30, 2023.

At September 30, 2023, our investment portfolio of $329.9 million (at fair value) consisted of 143 portfolio companies and was invested 100.0% in senior secured loans. Our average portfolio company investment at fair value was approximately $2.3 million. Our largest portfolio company investment by fair value was approximately 3.6% of our portfolio and our five largest portfolio company investments by fair value comprised approximately 16.0% of our portfolio at September 30, 2023.

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

The industry composition of our portfolio at fair value at September 30, 2023 was as follows:

Industry	September 30, 2023
Software	20.9%
Professional Services	10.9
Internet Software & Services	9.6
Insurance	9.2
Diversified Financial Services	6.1
Health Care Providers & Services	5.7
IT Services	4.0
Construction & Engineering	3.9
Media	2.8
Pharmaceuticals	2.6
Commercial Services & Supplies	2.6
Diversified Consumer Services	2.2
Health Care Technology	2.1
Consumer Finance	2.0
Energy Equipment & Services	1.9
Paper & Forest Products	1.9
Machinery	1.7
Specialty Retail	1.7
Hotels, Restaurants & Leisure	1.5
Internet & Catalog Retail	1.0
Other	5.7
Totals	100.0%

The weighted average effective yield of our debt and total portfolio was 11.8% at September 30, 2023 and 10.3% at December 31, 2022. At September 30, 2023, 99.8% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, the Federal Funds Rate or PRIME Rate, and 0.2% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 89.9% at September 30, 2023. At December 31, 2022, 99.8% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, the Federal Funds Rate or PRIME Rate, and 0.2% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 83.6% at December 31, 2022. No debt investments in the portfolio company were on non-accrual status as of September 30, 2023 and December 31, 2022.

Results of operations

Investment income

Investment income totaled $8.9 million and $2.6 million, respectively, for the three months ended September 30, 2023 and 2022, all of which was attributable to interest and fees on our debt investments. The increase in investment income in the three months ended

September 30, 2023 compared to the three months ended September 30, 2022 reflects the significant increase in portfolio size as the Fund continues to ramp up, as well as the increase in LIBOR/SOFR rates during the period.

Investment income totaled $22.2 million and $2.8 million, respectively, for the nine months ended September 30, 2023 and for the period from March 18, 2022 (Inception) to September 30, 2022, all of which was attributable to interest and fees on our debt investments. The increase in investment income in the the nine months ended September 30, 2023 compared to the period from March 18, 2022 (Inception) to September 30, 2022 reflects the significant increase in portfolio size as the Fund continues to ramp up, as well as the increase in LIBOR/SOFR rates during the period.

Expenses

Total net operating expenses for the three months ended September 30, 2023 and 2022 were $2.9 million and $1.4 million, respectively, comprised of $2.1 million and $0.9 million in interest and other debt expenses, $0.3 million and $0.3 million in administrative expenses, $0.3 million and $0.1 million in professional fees and $0.2 million and $0.1 million in other operating expenses, respectively. The increase in expenses in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily reflects the significant increase in portfolio size, amount of debt outstanding, and other Fund activities as the Fund continues to ramp up, as well as the increase in LIBOR/SOFR rates during the period.

Total net operating expenses for the nine months ended September 30, 2023 and for the period from March 18, 2022 (Inception) to September 30, 2022 were $7.5 million and $1.6 million, respectively, comprised of $5.5 million and $0.9 million in interest and other debt expenses, $0.9 million and $0.3 million in administrative expenses, $0.4 million and $0.2 million in professional fees and $0.7 million and $0.2 million in other operating expenses, respectively. The increase in expenses in the nine months ended September 30, 2023 compared to the period from March 18, 2022 (Inception) to September 30, 2022, primarily reflects the significant increase in portfolio size, amount of debt outstanding, and other Fund activities as the Fund continues to ramp up, as well as the increase in LIBOR/SOFR rates during the period.

Net investment income (loss)

Net investment income was $5.9 million and $1.2 million respectively, for the three months ended September 30, 2023 and 2022. The increase in net investment income reflects the higher investment income, partially offset by the higher operating expenses during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Net investment income was $14.7 million and $1.3 million respectively, for the nine months ended September 30, 2023 and for the period from March 18, 2022 (Inception) to September 30, 2022. The increase in net investment income reflects the higher investment income, partially offset by the higher operating expenses during the nine months ended September 30, 2023 compared to the period from March 18, 2022 (Inception) to September 30, 2022.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended September 30, 2023 and 2022 was $0.1 million and $0.0 million, respectively.

Net realized gain (loss) for the nine months ended September 30, 2023 and for the period from March 18, 2022 (Inception) to September 30, 2022 was $0.1 million and $0.0 million, respectively.

For the three months ended September 30, 2023 and 2022, the change in net unrealized appreciation (depreciation) was $2.4 million and $(0.2) million, respectively. The change in net unrealized appreciation (depreciation) for the three months ended September 30, 2023 was primarily driven by unrealized gains across the portfolio from tighter market spreads during the period. The change in net unrealized appreciation (depreciation) for the three months ended September 30, 2022 was primarily driven by unrealized depreciation across the portfolio due to wider yield spreads during the period.

For the nine months ended September 30, 2023 and the period from March 18, 2022 (Inception) to September 30, 2022, the change in net unrealized appreciation (depreciation) was $5.2 million and $(3.2) million, respectively. The change in net unrealized appreciation (depreciation) for the nine months ended September 30, 2023 was primarily driven by unrealized gains across the portfolio from tighter market spreads during the period. The change in net unrealized appreciation (depreciation) for the period from March 18, 2022 (Inception) to September 30, 2022 was primarily driven by unrealized depreciation across the portfolio due to wider yield spreads during the period.

Incentive compensation

The income component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less aggregate income incentive compensation previously paid in with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 5.0% total return hurdle on daily weighted average unreturned capital contributions (the “Hurdle Rate”). The capital gains component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate realized capital gains (computed net of realized losses and net unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid or distributed in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The capital gains component will be paid in full prior to payment of the income component. In any case, incentive compensation (including both the income and capital gains components) will only be paid to the extent the trailing twelve quarter (or if shorter, the number of calendar quarters that have occurred since commencement of the fund) total return of the Fund after incentive compensation and including such payment would equal or exceed a 5% annual total return on daily weighted average unreturned contributed capital contributions for such period. For the three and nine months ended September 30, 2023, $740,028 and $2,315,617 in incentive fees were earned and waived respectively as the Investment Adviser has contractually agreed under the Expense Support Agreement to waive any incentive fees through December 31, 2023 following the date of the commencement of the Fund’s operations.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax expense was incurred in the nine months ended September 30, 2023.

Net increase (decrease) in net assets resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $8.4 million and $1.1 million, respectively for the three months ended September 30, 2023 and 2022.

The net increase in net assets applicable to common shareholders resulting from operations was $20.0 million and $(2.0) million, respectively for the nine months ended September 30, 2023 and for the period from March 18, 2022 (Inception) to September 30, 2022.

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

On September 8, 2023, the Borrower entered into Amendment No. 1 to the Credit Facility (the “Amendment”). The Amendment extended the term commitment termination date under the Credit Facility with respect to term commitments entered into on the closing date to December 8, 2023. The Credit Facility includes usual and customary events of default for credit facilities of this nature. Borrowings under the Credit Facility are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act. As of September 30, 2023, there was $142.0 million drawn on the Credit Facility.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. After obtaining shareholder approval by written consent on March 16, 2022, the Fund’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of September 30, 2023, the Fund's asset coverage ratio was 236%.

Net cash used in operating activities during the nine months ended September 30, 2023 was $108.4 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $121.4 million, and net investment income (net of non-cash income and expenses) of approximately $13.0 million.

Net cash provided by financing activities was $110.1 million during the nine months ended September 30, 2023, consisting primarily of $53.4 million in proceeds from share issuances, $47.0 million in credit facility draws (net of repayments), and $10.6 million contribution received in advance, offset by $0.9 million dividends paid in cash to shareholders.

At September 30, 2023, we had $19.4 million in cash and cash equivalents.

Share Transactions

The following table summarizes transactions in Common Shares during the nine months ended September 30, 2023:

	Shares	Amount
Institutional Class
Subscriptions	2,389,554	$58,353,818
Share transfers between classes	—	—
Distributions reinvested	440,643	10,721,128
Share Repurchases	—	—
Early Repurchase Deduction	—	—
Net Increase (Decrease)	2,830,197	$69,074,946

Class S
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share Repurchases	—	—
Early Repurchase Deduction	—	—
Net Increase (Decrease)	—	—

Class D	—	—
Subscriptions	—	—
Share transfers between classes	—	—
Distributions reinvested	—	—
Share Repurchases	—	—
Early Repurchase Deduction	—	—
Net Increase (Decrease)	—	—

The following table presents information with respect to the Fund's repurchases during the nine months ended September 30, 2023:

Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurcahse Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
May 31, 2023	—	—	N/A	N/A	—	—
August 31, 2023	—	—	N/A	N/A	—	—

______________________

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
All repurchase requests were satisfied in full.
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

The following tables summarize the Fund’s dividends declared and paid for the nine months ended September 30, 2023:

Institutional Class Shares

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 30, 2023	January 30, 2023	February 27, 2023	Regular	$0.17	$890,298
February 15, 2023	February 22, 2023	March 27, 2023	Regular	0.18	1,012,545
March 24, 2023	March 29, 2023	April 26, 2023	Regular	0.20	1,181,081
April 25, 2023	April 27, 2023	May 26, 2023	Regular	0.21	1,304,322
May 26, 2023	May 30, 2023	June 27, 2023	Regular	0.21	1,340,292
June 30, 2023	June 30, 2023	July 26, 2023	Regular	0.21	1,379,449
July 27, 2023	July 28, 2023	August 28, 2023	Regular	0.21	1,429,513
August 31, 2023	August 30, 2023	September 26, 2023	Regular	0.22	1,588,580
September 29, 2023	September 29, 2023	October 26, 2023	Regular	0.22	1,715,730
				$1.83	$11,841,810

Class S Shares

No Class S shares were outstanding during the nine months ended September 30, 2023.

Class D Shares

No Class D shares were outstanding during the nine months ended September 30, 2023.

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

Recent Developments

On October 2, 2023, the Fund accepted $10,609,204 of additional subscriptions, to purchase $10,609,204 of additional institutional shares, par value $0.001 per share. On October 20, 2023, the number of shares being purchased was fixed when the purchase price of $24.99 per share was determined by the Fund. As a result, the Fund issued 424,538 shares and received $10,609,204 in proceeds.

On October 26, 2023, the Fund declared a regular distribution for its Institutional Shares in an amount of $0.23 per share and a special distribution for its Institutional Shares in an amount of $0.10 per share. The distribution will be payable to shareholders of record at the close of business on October 30, 2023 and will be paid on November 27, 2023. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund's distribution reinvestment plan.

On October 26, 2023, the Fund initiated a quarterly offer to repurchase up to 5% of its shares outstanding as of September 30, 2023, commencing on October 26, 2023 and ending on November 30, 2023, with a valuation date of December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2023, 99.8% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2023, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 89.9%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2023, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$5,837,811	$0.75
Up 200 basis points	3,891,874	0.50
Up 100 basis points	1,945,937	0.25
Down 100 basis points	(1,945,937)	(0.25)
Down 200 basis points	(3,891,874)	(0.50)
Down 300 basis points	(5,837,811)	(0.75)

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

Part II – Other Information

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of September 30, 2023, we are currently not a party to any pending material legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Refer to our Current Reports on Form 8-K filed with the SEC on August 31, 2023 and September 29, 2023 for information about unregistered sales of our equity securities during the quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended September 30, 2023, no director or Section 16 officer of the Fund adopted or terminated a “Rule 10b5–1 trading arrangement” or “non-Rule 10b5–1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Trust of the Registrant(1)
3.2	Amended and Restated Agreement and Declaration of Trust of the Registrant(1)
3.3	Second Amended and Restated Agreement and Declaration of Trust of the Registrant(2)
3.4	Third Amended and Restated Agreement and Declaration of Trust of the Registrant(3)
3.5	Fourth Amended and Restated Agreement and Declaration of Trust of the Registrant(4)
3.6	Bylaws of the Registrant(2)
3.7	Amended and Restated Bylaws of the Registrant(2)
10.1

Credit and Security Agreement, dated June 3, 2022, among BlackRock Private Credit Fund Leverage I, LLC, PNC Bank, National Association, as Facility Agent, State Street Bank and Trust Company, as Collateral Agent and Custodian, and the lenders from time to time parties thereto(5)

10.2

Amendment No. 1 to Credit and Security Agreement among BlackRock Private Credit Fund Leverage I, LLC and PNC Bank, National Association as revolving lender, term lender, facility agent and calculation agent(6)

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
(3)
Previously filed as an exhibit to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-262035) filed on August 30, 2022 and incorporated herein by reference.
(4)
Previously filed with the Registrant’s Form 8-K dated as of November 2, 2022 and incorporated herein by reference.
(5)
Previously filed with the Registrant’s Form 8-K dated as of June 10, 2022 and incorporated herein by reference.
(6)
Previously filed with the Registrant’s Form 8-K dated as of September 11, 2023 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock Private Credit Fund

Date: November 2, 2023	By:	/s/ Rajneesh Vig
	Name:	Rajneesh Vig
	Title:	Chief Executive Officer

Date: November 2, 2023	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer