Form 10-K
period 2023-12-31
BlackRock Private Credit Fund
filed 2024-03-04
CIK 1902649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of December 31, 2023, there was no established public market for the Registrant's shares of common stock.

The number of shares of Registrant’s common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding as of March 1, 2024 was 10,746,121, 0 and 0 of Institutional Class, Class S and Class D Common Shares, respectively.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2024 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK PRIVATE CREDIT FUND

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

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
•
We generally will not control our portfolio companies.
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
•
Although we have adopted a share repurchase program, we have discretion to not repurchase your shares, to suspend the program, and to cease repurchases.
•
The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.
•
We may have difficulty sourcing investment opportunities.
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

The Fund expects that a significant portion of the debt investments in the Fund’s portfolio will bear interest based on floating rates, such as the Federal Funds Rate, SOFR, the Prime Rate, or EURIBOR.

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

The Investment Adviser, the Sub-Adviser and the Administrator

The Fund’s investment activities are managed by BlackRock Capital Investment Advisors, LLC, an investment adviser registered with the SEC under the Advisers Act. Our Investment Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.

BlackRock Advisors, LLC, an investment adviser registered with the SEC under the Advisers Act, serves as our sub-adviser. The Sub-Adviser performs certain of the day-to-day investment management of the Fund. The Sub-Adviser is primarily responsible for the Fund’s liquid investments, including liquid investments held during the period of time that the Fund is investing the proceeds of this offering in accordance with its investment strategy.

BlackRock Financial Management, Inc, as our Administrator, provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of our Board of Trustees, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services.

The Investment Adviser and Sub-Adviser are affiliates of BlackRock. As such, our Adviser and Sub-Adviser have access to the broader resources of BlackRock, subject to BlackRock’s policies and procedures regarding the management of conflicts of interest.

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

Strategy

BlackRock has successfully applied its direct lending strategy throughout its history to generate attractive investment opportunities in all phases of a market cycle. Since 1999, BlackRock has deployed more than $38.4 billion across more than 704 companies in its direct lending strategy. BlackRock believes that the following elements of its direct lending strategy are designed to enable the Fund to generate above-market yields:

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

Engagement is not one conversation. BlackRock has ongoing private dialogue with companies to explain its views and how it evaluates their actions on relevant ESG issues over time. Where BlackRock has concerns that are not addressed by these conversations, the Firm stands ready to vote against proposals from management or the board. In 2021, BlackRock’s stewardship program engaged with about 1,500 companies to discuss their governance practices and the sustainability of their business model. BlackRock has committed to double the size of the investment stewardship team over the next three years, which will enable BlackRock to significantly increase its engagement activities and foster more effective engagement by building a framework for deeper, more frequent and more productive conversations.

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
•
satisfies either of the following:
•
has a market capitalization of less than $250.0 million or does not have any class of securities listed on a national securities exchange; or
•
has been controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company.
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

You may obtain information about how the Fund voted proxies by making a written request for proxy voting information to the Fund at 2951 28th Street, Santa Monica, California 90405, Attention: Investor Relations.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. While certain of these requirements are not applicable to the Fund (see “JOBS Act”), many of these requirements affect the Fund. For example:

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

JOBS Act

The Fund currently is and expects to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), until the earliest of:

•
The last day of the Fund’s fiscal year in which the fifth anniversary of an initial public offering of shares of common stock occurs;
•
The end of the fiscal year in which the Fund’s total annual gross revenues first exceed $1.235 billion;
•
The date on which the Fund has, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•
The last day of a fiscal year in which the Fund (1) has an aggregate worldwide market value of Common Shares held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of the Fund’s most recently completed second fiscal quarter and (2) has been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

Under the JOBS Act and the Dodd-Frank Act, the Fund is exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that the Fund’s independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting, until such time as the Fund ceases to be an emerging growth company and becomes an accelerated filer as defined in Rule 12b-2 under the Exchange Act. This may increase the risk that material weaknesses or other deficiencies in the Fund’s internal control over financial reporting go undetected.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Fund has made an irrevocable election not to take advantage of this exemption from new or revised accounting standards. The Fund therefore is subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

U.S. Federal Income Tax Matters

The following is a summary of U.S. federal income tax considerations generally applicable to a shareholder who purchases Common Shares in an offering pursuant to this 10-K. This summary reflects applicable income tax laws of the United States as of the date of this 10-K, which are subject to change by legislative, judicial or administrative action, and any change may be retroactive. The discussion does not purport to deal with all of the U.S. federal income tax consequences applicable to the Fund, or which may be important to particular shareholders in light of their individual investment circumstances or to shareholders subject to special tax rules, such as shareholders subject to the alternative minimum tax, financial institutions, broker-dealers, insurance companies, tax-exempt organizations, a shareholder whose “functional currency” is not the U.S. dollar, persons who have elected mark-to-market treatment for their Common Shares, partnerships or other pass-through entities, persons holding common stock in connection with a hedging, straddle, conversion or other integrated transaction, persons engaged in a trade or business in the United States or persons who have ceased to be U.S. citizens or to be taxed as resident aliens. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. This discussion assumes that the shareholder holds its common stock as a capital asset for U.S. federal income tax purposes (generally, assets held for investment). No attempt is made to present a detailed explanation of all U.S. federal income tax aspects affecting the Fund and the Fund’s stockholders, and the discussion set forth herein does not constitute tax advice. No ruling has been or will be sought from the Internal Revenue Service (the “IRS”) regarding any matter discussed herein. No assurance can be given that the IRS would not assert, or that a court would not sustain, a position contrary to any of the tax aspects set forth below.

In view of the complexity of the tax matters relating to the Fund, the tax consequences of an investment in the Common Shares will depend on the investor’s particular situation. Stockholders are urged to consult their tax advisors to determine the U.S. federal, state, local and foreign tax consequences to them of investing in the Common Shares.

Taxation of the Fund

The Fund elected and qualifies to be taxed as a RIC under the Code. To as a RIC, the Fund must, among other things, (a) qualify to be treated as a business development company or be registered as a management investment company under the 1940 Act at all times during the taxable year; (b) derive in each taxable year at least 90 percent of its gross income from dividends, interest (including tax-exempt interest), payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income (including but not limited to gain from options, futures and forward contracts) derived with respect to the Fund’s business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership” (a “QPTP”); and (c) diversify the Fund’s holdings so that, at the end of each quarter of each taxable year (i) at least 50 percent of the market value of the Fund’s total assets is represented by cash and cash items, U.S. Government securities, the securities of other regulated investment companies and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than five percent of the value of the Fund’s total assets and not more than 10 percent of the outstanding voting securities of such issuer, and (ii) not more than 25 percent of the market value of the Fund’s total assets is invested in the securities (other than U.S. Government securities and the securities of other RICs) (A) of any issuer, (B) of any two or more issuers that the Fund controls and that are determined to be engaged in the same business or similar or related trades or businesses, or (C) of one or more QPTPs. The Fund may generate certain income that might not qualify as good income for purposes of the 90% annual gross income requirement described above. The Fund will monitor its transactions to endeavor to prevent its disqualification as a RIC.

For purposes of determining whether the Fund satisfies the 90% gross income test described in clause (a) above, the character of the Fund’s distributive share of items of income, gain and loss derived through any subsidiary or investment that is classified as a partnership for U.S. federal income tax purposes (other than a QPTP) generally will be determined as if the Fund realized such tax items directly.

If the Fund fails to satisfy the 90% annual gross income requirement or the asset diversification requirements discussed above in any taxable year, the Fund may be eligible for relief provisions if the failures are due to reasonable cause and not willful neglect and if a penalty tax is paid with respect to each failure to satisfy the applicable requirements.

Additionally, relief is provided for certain de minimis failures of the asset diversification requirements where the Fund corrects the failure within a specified period. If the applicable relief provisions are not available or cannot be met, all of the Fund’s income would be subject to corporate-level U.S. federal income tax as described below. The Fund cannot provide assurance that the Fund would qualify for any such relief should the Fund fail the 90% annual gross income requirement or the asset diversification requirements discussed above.

As a RIC, in any taxable year with respect to which the Fund timely distributes at least 90% of the sum of the Fund’s (i) investment company taxable income (which includes, among other items, dividends, interest and the excess of any net short-term capital gain over net long-term capital loss and other taxable income (other than any net capital gain), reduced by deductible expenses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax exempt interest income (which is the excess of the Fund’s gross tax exempt interest income over certain disallowed deductions) (the “Annual Distribution Requirement”), the Fund (but not its stockholders) generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gain (generally, net long-term capital gain in excess of short-term capital loss) that the Fund distributes to its stockholders. The Fund intends to distribute annually all or substantially all of such income on a timely basis. To the extent that the Fund retains net capital gain for investment or any investment company taxable income, the Fund will be subject to U.S. federal income tax at regular corporate income tax rates. The Fund may choose to retain net capital gains for investment or any investment company taxable income, and pay the associated U.S. federal corporate income tax, including the U.S. federal excise tax described below.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible four percent U.S. federal excise tax payable by the Fund. To avoid this tax, the Fund must distribute (or be deemed to have distributed) during each calendar year an amount equal to the sum of:

(1)
at least 98% of the Fund’s ordinary income (not taking into account any capital gains or losses) for the calendar year;
(2)
at least 98.2% of the amount by which the Fund’s capital gains exceed its capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made by the Fund to use its taxable year); and
(3)
certain undistributed amounts from previous years on which the Fund paid no U.S. federal income tax.

While the Fund intends to distribute any income and capital gains in the manner necessary to minimize imposition of the four percent U.S. federal excise tax, sufficient amounts of the Fund’s taxable income and capital gains may not be distributed to avoid entirely the imposition of the tax. In that event, the Fund will be liable for the tax only on the amount by which the Fund does not meet the foregoing distribution requirement.

If, in any particular taxable year, the Fund does not satisfy the Annual Distribution Requirement or otherwise was to fail to qualify as a RIC (for example, because the Fund fails the 90% annual gross income requirement described above), and relief is not available as discussed above, all of the Fund’s taxable income (including net capital gains) will be subject to tax at regular corporate rates without any deduction for distributions to stockholders, and distributions generally will be taxable to the stockholders as ordinary dividends to the extent of the Fund’s current and accumulated earnings and profits.

The Fund may decide to be taxed as a regular corporation even if it would otherwise qualify as a RIC if the Fund determines that treatment as a corporation for a particular year would be in the Fund’s best interests. Except as otherwise expressly indicated, the remainder of this discussion assumes the Fund will continue to qualify as a RIC.

As a RIC, the Fund is permitted to carry forward a net capital loss realized in a taxable year to offset its capital gain, if any, realized in future years. If future capital gain is offset by carried forward capital losses, such future capital gain is not subject to fund-level U.S. federal income tax, regardless of whether they are distributed to shareholders. A RIC cannot carry back or carry forward any net operating losses.

Fund Investments

Certain of the Fund’s investment practices are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, including the dividends received deduction, (ii) convert lower taxed long-term capital gain and qualified dividend income into higher taxed short-term capital gain or ordinary income, (iii) convert ordinary loss or a deduction into capital loss (the deductibility of which is more limited), (iv) cause the Fund to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions and (vii) produce income that will not qualify as “good income” for purposes of the 90% annual gross income requirement described above. These tax provisions could therefore affect the amount, timing and character of distributions to shareholders. The Fund will monitor its transactions and may make certain tax elections and may be required to borrow money or dispose of securities to mitigate the effect of these rules and prevent disqualification of the Fund as a RIC.

Investments the Fund makes in securities issued at a discount or providing for deferred interest or PIK interest are subject to special tax rules that will affect the amount, timing and character of distributions to shareholders. For example, with respect to such securities, the Fund will generally be required to accrue daily as income “original issue discount” with respect to such securities and to distribute such income on a timely basis each year to maintain the Fund’s qualification as a RIC and to avoid U.S. federal income and excise taxes. Since in these and potentially in other circumstances the Fund may recognize income before or without receiving cash representing such income, the Fund may have difficulty making distributions in the amounts necessary to satisfy the requirements for maintaining RIC status and for avoiding U.S. federal income and excise taxes. Accordingly, the Fund may have to sell some of its investments at times the Fund would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If the Fund is not able to obtain cash from other sources, the Fund may fail to qualify as a RIC and thereby be subject to corporate-level income tax.

Furthermore, a portfolio company in which the Fund invests may face financial difficulty that requires the Fund to work-out, modify or otherwise restructure its investment in the portfolio company. Any such restructuring may result in unusable capital losses and future non-cash income. Any such restructuring may also result in the Fund’s recognition of a substantial amount of non-qualifying income for purposes of the 90% gross income requirement or the Fund receiving assets that would not be qualifying for purposes of the asset diversification requirements.

The Fund may invest in preferred securities or other securities the U.S. federal income tax treatment of which may be unclear or may be subject to recharacterization by the IRS. To the extent the tax treatment of such securities or the income from such securities differs from the expected tax treatment, it could affect the timing or character of income recognized, requiring the Fund to purchase or sell securities, or otherwise change the Fund’s portfolio, in order to comply with the tax rules applicable to RICs under the Code.

Gain or loss recognized by the Fund from warrants acquired by the Fund as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long the Fund held a particular warrant.

In the event the Fund invests in foreign securities, the Fund may be subject to withholding and other foreign taxes with respect to those securities. Shareholders will generally not be entitled to claim a U.S. foreign tax credit or deduction with respect to foreign taxes paid by the Fund.

If the Fund purchases shares in a “passive foreign investment company” (a “PFIC”), the Fund may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by the Fund to shareholders. Additional charges in the nature of interest may be imposed on the Fund in respect of deferred taxes arising from such distributions or gains. If the Fund invests in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, the Fund will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to the Fund. Alternatively, the Fund can elect to mark-to-market at the end of each taxable year the Fund’s shares in a PFIC; in this case, the Fund will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. The Fund’s ability to make either election will depend on factors beyond its control. Under either election, the Fund may be required to recognize in a year income in excess of the Fund’s distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% excise tax.

The Fund’s functional currency is the U.S. dollar for U.S. federal income tax purposes. Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time the Fund accrues income, expenses or other liabilities denominated in a foreign currency and the time the Fund actually collects such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gains or losses on foreign currency forward contracts and the disposition of debt denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.

If the Fund borrows money, the Fund may be prevented by loan covenants from declaring and paying dividends in certain circumstances. Limits on the Fund’s payment of dividends may prevent the Fund from meeting the Annual Distribution Requirement, and may, therefore, jeopardize the Fund’s qualification for taxation as a RIC, or subject the Fund to the 4% excise tax.

Even if the Fund is authorized to borrow funds and to sell assets in order to satisfy distribution requirements, under the 1940 Act, the Fund is not permitted to make distributions to shareholders while its debt obligations and senior securities are outstanding unless certain “asset coverage” tests are met. This may also jeopardize the Fund’s qualification for taxation as a RIC or subject the Fund to the 4% excise tax.

Moreover, the Fund’s ability to dispose of assets to meet its distribution requirements may be limited by (1) the illiquid nature of its portfolio and (2) other requirements relating to its status as a RIC, including the asset diversification requirements. If the Fund disposes of assets to meet the Annual Distribution Requirement, the asset diversification requirements, or the 4% excise tax, the Fund may make such dispositions at times that, from an investment standpoint, are not advantageous.

Some of the income that the Fund might otherwise earn, such as lease income, management fees, or income recognized in a work-out or restructuring of a portfolio investment, may not satisfy the 90% gross income requirement. To manage the risk that such income might disqualify the Fund as a RIC for a failure to satisfy the 90% gross income requirement, one or more of the Fund’s subsidiaries treated as U.S. corporations for U.S. federal income tax purposes may be employed to earn such income. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce the yield to investors on such income and fees.

Taxation of U.S. Shareholders

For purposes of this discussion, a “U.S. Shareholder” (or in this section, a “Shareholder”) is a holder or a beneficial holder of shares which is for U.S. federal income tax purposes (1) a person who is a citizen or resident of the United States, (2) a corporation (or other entity taxable as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any State thereof, or the District of Columbia, (3) an estate whose income is subject to U.S. federal income tax regardless of its source, or (4) a trust if (a) a U.S. court is able to exercise primary supervision over the trust’s administration and one or more U.S. persons are authorized to control all substantial decisions of the trust or (b) the trust has in effect a valid election to be treated as a domestic trust for U.S. federal income tax purposes. If a partnership or other entity or arrangement classified as a partnership for U.S. tax purposes holds the shares, the tax treatment of the partnership and each partner generally will depend on the status of the partner and the activities of the partnership. Partnerships acquiring shares, and partners in such partnerships, should consult their own tax advisors. Prospective investors that are not U.S. Shareholders should refer to the section “Non-U.S. Shareholders” below and are urged to consult their tax advisors with respect to the U.S. federal income tax consequences of an investment in the Common Shares, including the potential application of U.S. withholding taxes.

Distributions the Fund pays to you from its ordinary income or from an excess of net short-term capital gain over net long-term capital loss (together referred to hereinafter as “ordinary income dividends”) are generally taxable to you as ordinary income to the extent of the Fund’s earnings and profits. Provided that certain holding period and other requirements are met, such distributions (if properly reported by the Fund) may qualify (i) for the dividends received deduction available to corporations, but only to the extent that the Fund’s income consists of dividend income from U.S. corporations and (ii) in the case of individual shareholders, as qualified dividend income eligible to be taxed at long-term capital gain rates to the extent that the Fund receives qualified dividend income (generally, dividend income from taxable domestic corporations and certain qualified foreign corporations). Due to the Fund’s expected investments, distributions are generally not expected to be eligible for the dividends received deduction allowed to corporate Shareholders or qualify for the reduced rates of tax for qualified dividend income allowed to individuals.

Distributions made to you from an excess of net long-term capital gain over net short-term capital loss (“capital gain dividends”), including capital gain dividends credited to you but retained by the Fund (as described below), are taxable to you as long-term capital gain if they have been properly reported by the Fund, regardless of the length of time you have owned Common Shares. Generally, following the end of each taxable year, you will be provided with a written notice of the amount of any ordinary income dividends and capital gain dividends or other distributions. Distributions in excess of the Fund’s earnings and profits will first reduce the adjusted tax basis of your shares and, after the adjusted tax basis is reduced to zero, will constitute capital gain to you (assuming the shares are held as a capital asset).

In the event that the Fund retains any net capital gain, the Fund may designate the retained amounts as undistributed capital gain in a notice to Shareholders. If a designation is made, Shareholders would include in income, as long-term capital gain, their proportionate share of the undistributed amounts, but would be allowed a credit or refund, as the case may be, for their proportionate share of the corporate tax paid by the Fund. A Shareholder that is not subject to U.S. federal income tax or otherwise is not required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes the Fund paid. In addition, the tax basis of shares owned by a Shareholder would be increased by an amount equal to the difference between (i) the amount included in the Shareholder’s income as long-term capital gain and (ii) the Shareholder’s proportionate share of the corporate tax paid by the Fund.

Properly reported dividends paid by the Fund that are attributable to the Fund’s “qualified REIT dividends” (generally, ordinary income dividends paid by a “real estate investment trust,” not including capital gain dividends or dividends treated as qualified dividend income) may be eligible for the 20% deduction described in Section 199A of the Code in the case of non-corporate U.S. Shareholders, provided that certain holding period and other requirements are met by the shareholder and the Fund. There can be no assurance as to what portion, if any, of the Fund’s distributions will qualify for such deduction. Subject to any further regulatory guidance to the contrary, any distribution attributable to income from the Fund’s investments in publicly traded partnerships, if any, will not qualify for the 20% deduction that could be available to non-corporate shareholder were the shareholder to own such partnership interests directly. If the Fund pays you a dividend in January which was declared in the previous October, November or December to Shareholders of record on a specified date in one of these months, then the dividend will be treated for tax purposes as being paid by the Fund and received by you on December 31 of the year in which the dividend was declared.

Except as described below with respect to repurchases, a Shareholder will recognize gain or loss on the sale, exchange or other taxable disposition of the Fund’s Common Shares (including pursuant to a liquidation of the Fund) in an amount equal to the difference between the Shareholder’s adjusted basis in the shares sold or exchanged and the amount realized on their disposition. Generally, gain recognized by a Shareholder on the sale or other disposition of common stock will result in capital gain or loss to you, and will be a long-term capital gain or loss if the shares have been held for more than one year at the time of sale. Any loss upon the sale or exchange of shares held for six months or less will be treated as a long-term capital loss to the extent of any capital gain dividends received (including amounts credited as an undistributed capital gain dividend) by you. A loss realized on a sale or exchange of shares will be disallowed if other substantially identical shares are acquired (whether through additional subscriptions or otherwise) within a 61-day period beginning 30 days before and ending 30 days after the date that the shares are disposed of. In this case, the basis of the shares acquired will be adjusted to reflect the disallowed loss.

For non-corporate Shareholders, long-term capital gains are currently taxed at preferential rates. Present law taxes both long-term and short-term capital gains of corporations at the rates applicable to ordinary income. The deductibility of capital losses is subject to a number of limitations under the Code.

Non-corporate Shareholders with income in excess of certain thresholds are, in general, subject to an additional 3.8% Medicare tax on their “net investment income,” which ordinarily includes taxable distributions from the Fund and taxable gain on the disposition of

Common Shares.

The Fund may be required to withhold U.S. federal income tax (“backup withholding”), from all taxable distributions to any non-corporate Shareholder (1) who fails to furnish the Fund with a correct taxpayer identification number or a certificate that such Shareholder is exempt from backup withholding or (2) with respect to whom the IRS notifies the Fund that such Shareholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the Shareholder’s U.S. federal income tax liability and may entitle such Shareholder to a refund, provided that proper information is timely provided to the IRS.

Under U.S. Treasury regulations, if a Shareholder recognizes a loss with respect to shares of $2 million or more for a non-corporate Shareholder or $10 million or more for a corporate Shareholder in any single taxable year (or a greater loss over a combination of years), the Shareholder must file with the IRS a disclosure statement on Form 8886. Direct Shareholders of portfolio securities in many cases are excepted from this reporting requirement, but under current guidance, Shareholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to Shareholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Significant monetary penalties apply to a failure to comply with this reporting requirement. States may also have a similar reporting requirement. Shareholders should consult their own tax advisors to determine the applicability of these regulations in light of their individual circumstances.

Shareholders should consult their tax advisors with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the Fund’s shares.

From time to time, the Fund may offer to repurchase its outstanding Common Shares. Shareholders who tender all Common Shares of the Fund held, or considered to be held, by them will be treated as having sold their Common Shares and generally will realize a capital gain or loss. If a shareholder tenders fewer than all of its shares or fewer than all shares tendered are repurchased, such shareholder may be treated as having received a taxable dividend upon the tender of its Common Shares. In such a case, there is a risk that non-tendering shareholders, and shareholders who tender some but not all of their shares or fewer than all of whose shares are repurchased, in each case whose percentage interests in the Fund increase as a result of such tender, will be treated as having received a taxable distribution from the Fund. The extent of such risk will vary depending upon the particular circumstances of the tender offer and the change in the shareholder’s ownership of the Fund.

Taxation of Non-US Shareholders

The following discussion only applies to non-U.S. Shareholders. A “non-U.S. Shareholder” is a holder, other than a partnership (or other entity or arrangement treated as a partnership for U.S. federal income tax purposes), that is not a U.S. Shareholder for U.S. federal income tax purposes. Whether an investment in the shares is appropriate for a non-U.S. Shareholder will depend upon that person’s particular circumstances. An investment in the shares by a non-U.S. Shareholder may have adverse tax consequences. Non-U.S. Shareholders should consult their tax advisors before investing in the Fund’s shares.

Distributions of ordinary income dividends to non-U.S. Shareholders, subject to the discussion below, will generally be subject to withholding of U.S. federal tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of the Fund’s current and accumulated earnings and profits. Different tax consequences may result if the non-U.S. Shareholder is engaged in a trade or business in the United States (and, if an income tax treaty applies, if the distributions are attributable to a permanent establishment maintained by the non-U.S. Shareholder in the United States). Special certification requirements apply to a non-U.S. Shareholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.

Actual or deemed distributions of the Fund’s net capital gain to a non-U.S. Shareholder, and gain recognized by a non-U.S. Shareholder upon the sale of the Fund’s Common Shares, generally will not be subject to U.S. federal withholding tax and will not be subject to U.S. federal income tax unless (i) the distributions or gain, as the case may be, are effectively connected with a U.S. trade or business of the non-U.S. Shareholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the non-U.S. Shareholder in the

United States), (ii) in the case of an individual, the individual is present in the United States for 183 days or more during a taxable year and certain other conditions are met or (iii) subject to certain exceptions, the Fund is or during prescribed testing periods has been a “United States real property holding corporation” or, in the case of certain distributions, a “qualified investment entity,” each within the meaning of the Foreign Investments in Real Property Tax Act of 1980. Although the Fund does not expect to be a “United States property holding corporation” or “qualified investment entity,” no assurance can be given in that regard.

Properly reported distributions from a RIC to non-U.S. Shareholders are generally exempt from the 30% U.S. federal withholding tax described above where they (i) are paid in respect of the RIC’s “qualified net interest income” (generally, U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which the RIC is at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) are paid in respect of the RIC’s “qualified short-term capital gains” (generally, the excess of net short-term capital gain over the Fund’s long-term capital loss for such taxable year). Depending on the Fund’s circumstances, the Fund may report all, some or none of the Fund’s potentially eligible dividends as such qualified net interest income or as qualified short-term capital gains, and/or treat such dividends, in whole or in part, as ineligible for this exemption from withholding. In order to qualify for this exemption from withholding, a non-U.S. Shareholder needs to comply with applicable certification requirements relating to its non-U.S. status (including, in general, furnishing an IRS Form W-8BEN, W-8BEN-E or substitute form). In the case of shares held through an intermediary, the intermediary may withhold even if the Fund reports the payment as qualified net interest income or qualified short-term capital gain. Non-U.S. Shareholders should contact their intermediaries with respect to the application of these rules to their accounts. There can be no assurance as to what portion of the Fund’s distributions will qualify for favorable treatment as qualified net interest income or qualified short-term capital gains.

If the Fund distributes net capital gains in the form of deemed rather than actual distributions (which the Fund may do in the future), a non-U.S. Shareholder will generally be entitled to a U.S. federal income tax credit or tax refund equal to the Shareholder’s allocable share of the tax the Fund pays on the capital gains deemed to have been distributed. In order to obtain the refund, the non-U.S. Shareholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the non-U.S. Shareholder is not otherwise required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. For a corporate non- U.S. Shareholder, distributions (both actual and deemed), and gains realized upon the sale of common stock that are effectively connected with a U.S. trade or business (or, where an applicable treaty applies, are attributable to a permanent establishment in the United States) may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable tax treaty). Accordingly, an investment in the shares may not be appropriate for certain non-U.S. Shareholders.

Certain provisions of the Code referred to as “FATCA” require withholding at a rate of 30% on dividends in respect of common stock held by or through certain foreign financial institutions (including investment funds), unless such institution enters into an agreement with the Treasury to report, on an annual basis, information with respect to interests in, and accounts maintained by, the institution to the extent such interests or accounts are held by certain U.S. persons and by certain non-U.S. entities that are wholly or partially owned by U.S. persons and to withhold on certain payments. Accordingly, the entity through which common stock is held will affect the determination of whether such withholding is required. Similarly, dividends in respect of common stock held by an investor that is a non-financial non- U.S. entity that does not qualify under certain exemptions will be subject to withholding at a rate of 30%, unless such entity either (i) certifies to the Fund that such entity does not have any “substantial United States owners” or (ii) provides certain information regarding the entity’s “substantial United States owners,” which the applicable withholding agent will in turn provide to the Secretary of the Treasury. An intergovernmental agreement between the United States and an applicable foreign country, or future Treasury regulations or other guidance, may modify these requirements. The Fund will not pay any additional amounts to Shareholders in respect of any amounts withheld. Shareholders are encouraged to consult their tax advisors regarding the possible implications of the legislation on their investment in the Fund’s Common Shares.

A non-U.S. Shareholder who is a non-resident alien individual, and who is otherwise subject to withholding of U.S. federal income tax, may be subject to backup withholding of U.S. federal income tax on dividends unless the non-U.S. Shareholder provides the Fund or the dividend paying agent with an IRS Form W-8BEN or IRS Form W-8BEN-E (or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a non-U.S. Shareholder or otherwise establishes an exemption from backup withholding. Backup withholding is not an additional tax. Any amounts withheld from payments made to you may be refunded or credited against your U.S. federal income tax liability, if any, provided that the required information is furnished to the IRS. Non-U.S. Shareholders may also be subject to information reporting.

Failure to Qualify as a RIC

If the Fund was unable to qualify for treatment as a RIC, and relief is not available as discussed above, the Fund would be subject to tax on all of its taxable income at regular corporate rates. The Fund would not be able to deduct distributions to shareholders nor would the Fund be required to make distributions for tax purposes. Distributions would generally be taxable to shareholders as ordinary dividend income eligible to be treated as “qualified dividend income” for non-corporate shareholders to the extent of the Fund’s current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate U.S. shareholders would be eligible for the dividends received deduction. Distributions in excess of the Fund’s current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s tax basis (reducing that basis accordingly) and thereafter as a capital gain. A return of capital distribution is a return to shareholders of a portion of their original investment in the Fund and does not represent income or capital gains. To qualify again to be taxed as a RIC in a subsequent year, the Fund would be required to distribute to its shareholders its accumulated earnings and profits attributable to non-RIC years. In addition, if the Fund failed to qualify as a RIC for a period greater than two taxable years, then, in order to qualify as a RIC in a subsequent year, the Fund would be required to elect to recognize and pay tax on any net built-in gain (the excess of aggregate gain, including items of income, over aggregate loss that would have been realized if the Fund had been liquidated) or, alternatively, be subject to taxation on such built-in gain recognized for a period of five years.

Restrictions on Share Ownership

Each prospective investor that is, or is acting on behalf of, any (i) “employee benefit plan” (within the meaning of Section 3(3) of ERISA) subject to Title I of ERISA, (ii) “plan” described in Section 4975(e)(1) of the Code, subject to Section 4975 of the Code (including for e.g., IRA and a “Keogh” plan), (iii) plan, account or other arrangement that is subject to provisions under any Similar Laws, or (iv) entity whose underlying assets are considered to include the assets of any of the foregoing described in clauses (i), (ii) and (iii), pursuant to ERISA or otherwise (each of the foregoing described in clauses (i), (ii), (iii) and (iv) referred to herein as a “Plan”), must independently determine that our Common Shares are an appropriate investment, taking into account its obligations under ERISA, the Code and applicable Similar Laws.

In contemplating an investment in the Fund, each fiduciary of the Plan who is responsible for making such an investment should carefully consider, taking into account the facts and circumstances of the Plan, whether such investment is consistent with the applicable provisions of ERISA, the Code or any Similar Law relating to a fiduciary’s duties to the Plan including, without limitation, the applicable prudence, diversification, delegation of control, conflicts of interest and prohibited transaction provisions of ERISA, the Code and any other applicable Similar Laws. Furthermore, absent an exemption, the fiduciaries of a Plan should not invest in the Fund with the assets of any Plan if the Advisers or any of their affiliates is a fiduciary with respect to such assets of the Plan.

In contemplating an investment in the Fund, fiduciaries of a Plan that is a Benefit Plan Investor (defined below) subject to Title I of ERISA or Section 4975 of the Code should also carefully consider the definition of the term “plan assets” in ERISA and the Plan Asset Regulations. Under ERISA and the Plan Asset Regulations, when a Benefit Plan Investor invests in an equity interest of an entity that is neither a “publicly-offered security” (within the meaning of the Plan Asset Regulations) nor a security issued by an investment company registered under the 1940 Act, the Benefit Plan Investors’ assets include both the equity interest and an undivided interest in each of the entity’s underlying assets, unless it is established that the entity is an “operating company” or that equity participation in the entity by “benefit plan investors” (“Benefit Plan Investors”) is not “significant” (each within the meaning of the Plan Asset Regulations). The term “Benefit Plan Investor” is defined in the Plan Asset Regulations to include (a) any employee benefit plan (as defined in section 3(3) of ERISA) subject to the provisions of Title I of ERISA, (b) any plan described in section 4975(e)(1) of the Code subject to Section 4975 of the Code, and (c) any entity whose underlying assets are deemed under ERISA and the Plan Asset Regulations to include plan assets by reason of such an employee benefit plans or plan’s investment in the entity.

Under the Plan Asset Regulations, equity participation in an entity by Benefit Plan Investors is “significant” on any date if, immediately after the most recent acquisition of any equity interest in the entity, 25% or more of the total value of any class of equity interests is held by Benefit Plan Investors. For purposes of this determination, the value of equity interests held by a person (other than a Benefit Plan Investor) who has discretionary authority or control with respect to the assets of the entity or that provides investment advice for a fee (direct or indirect) with respect to such assets (or any affiliate of such a person) is disregarded (each such person, a “Controlling Person”).

If the assets of the Fund were deemed to be “plan assets” under the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Fund, and (ii) the possibility that certain transactions in which the Fund might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, among other things, the Advisers and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the applicable Benefit Plan Investor any profit realized on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. Fiduciaries of Benefit Plan Investors who decide to invest in the Fund could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Fund or as co-fiduciaries for actions taken by or on behalf of the Fund or the Advisers. With respect to an IRA that invests in the Fund, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.

Accordingly, for so long as any class of our Common Shares are not considered “publicly-offered securities” within the meaning of the Plan Asset Regulations, the Fund intends to limit Benefit Plan Investor investments in our Common Shares so that holdings by Benefit Plan Investors are not “significant” within the meaning of the Plan Asset Regulations. In this regard, until such time as each class of our Common Shares constitutes “publicly-offered securities” within the meaning of the Plan Asset Regulations we may require any person proposing to acquire Common Shares to furnish such information as may be necessary to determine whether such person is a Benefit Plan Investor or a Controlling Person and (ii) we will have the power to (a) exclude any shareholder or potential shareholder from purchasing or transferring Common Shares; (b) prohibit any redemption of Common Shares; and (c) redeem some or all Common Shares held by any holder if, and to the extent that, our Board of Trustees determines that there is a substantial risk that such holder’s purchase, ownership or redemption of Common Shares would result in our assets to be characterized as plan assets, for purposes ofthe fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, and all Common Shares of the Fund shall be subject to such terms and conditions.

Advisory Agreement

BlackRock Capital Investment Advisors, LLC is located at 50 Hudson Yards, New York, New York, 10001. The Investment Adviser is registered as an investment adviser under the Advisers Act. The Investment Adviser is a wholly-owned subsidiary of BlackRock, Inc. BlackRock is the world’s largest publicly traded investment management firm, with over $10.0 trillion of assets under management as of December 31, 2023. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of equity, fixed income, real estate, cash management and alternative investment products. BlackRock serves clients in North and South America, Europe, Asia, Australia, Africa and the Middle East. Headquartered in New York, BlackRock maintains offices in over 30 countries, including 25 primary investment centers. BlackRock’s institutional knowledge includes proprietary valuation techniques, market outlook, competitive evaluation and structuring and operational expertise. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to a growing number of institutional investors. Through BlackRock Solutions®, BlackRock provides risk management and advisory services that combine capital markets expertise with internally-developed systems and technology.

Under the terms of the Advisory Agreement, the Investment Adviser:

•
determines the composition of the Fund’s portfolio, the nature and timing of the changes to the Fund’s portfolio and the manner of implementing such changes;
•
identifies, evaluates and negotiates the structure of the investments the Fund makes (including performing due diligence on prospective portfolio companies); and
•
closes, monitors and administers the investments the Fund makes, including the exercise of any voting or consent rights.

The Investment Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Fund are not impaired.

Pursuant to the Advisory Agreement, the Fund pays the Investment Adviser compensation for investment advisory and management services consisting of base management compensation and a two-part incentive compensation (the “Advisory Fee”).

Base Management Fee

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the end of the most recently completed calendar month. For purposes of the Advisory Agreement, net assets means our total assets determined on a consolidated basis in accordance with U.S. GAAP. The Investment Adviser has agreed to waive its base management fee through December 31, 2023. The longer an investor holds our Common Shares during this period, the longer such investor will receive the benefit of this management fee waiver period.

Incentive Fee

Incentive compensation will be payable to the Investment Adviser pursuant to the Advisory Agreement. The incentive fee will consist of two components, an income component and a capital gains component. Each component of the incentive fee will be calculated and, if due, will be payable quarterly in arrears.

The income component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the Fund’s operations), less aggregate income incentive compensation previously paid in with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters.

The income component of the incentive fee is subject to a 5.0% total return hurdle on daily weighted average unreturned capital contributions (the “Hurdle Rate”). As such, the Fund will not be obligated to pay any income incentive fee to the extent the annualized trailing twelve quarter (or if shorter, the number of calendar quarters that have occurred since the commencement of the fund) total return of the Fund (as defined below), including net realized gains and losses and net unrealized appreciation and depreciation, does not exceed the Hurdle Rate. To the extent that the Fund’s annualized total return for the relevant period exceeds the Hurdle Rate, but is less than 5.714286% of daily weighted average unreturned capital contributions, the income incentive fee will be subject to a “catch up,” calculated as 100% of the aggregate net investment income before incentive compensation earned in excess of Hurdle Rate for the relevant period. To the extent that the Fund’s annualized total return for the relevant period exceeds 5.714286%, the income component of the incentive fee will be equal to 12.5% of net investment income before incentive compensation earned in excess of this total return threshold.

The capital gains component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate realized capital gains (computed net of realized losses and net of unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid or distributed in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The capital gains component will be paid in full prior to payment of the income component.

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

The Investment Adviser has agreed to waive its incentive fees, if any, through December 31, 2023. The longer an investor holds our Common Shares during this period, the longer such investor will receive the benefit of this incentive fee waiver period.

For purposes of the foregoing computations and the total return limitation:

“net investment income before incentive compensation” means the Fund’s interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees received from portfolio companies) during the period, minus the Fund’s operating expenses during the period (including the base management fee, expenses payable under the administration agreements, any interest expense and any dividends paid on any issued and outstanding preferred stock), plus increases and minus decreases in net assets not treated as components of income, operating expense, gain, loss, appreciation or depreciation and not treated as changes in unreturned capital contributions, and without reduction for any incentive compensation and any organization or offering costs, in each case determined on an accrual and consolidated basis.

“total return” means the amount equal to the combination of net investment income before incentive compensation, realized capital gains and losses and unrealized capital appreciation and depreciation of the Fund for the period, in each case determined on an accrual and consolidated basis.

“unreturned capital contributions” means the proceeds to the Fund of all issuances of Common Shares, less all distributions by the Fund to shareholders representing a return of capital.

Examples of Incentive Fee Calculation

The figures provided in the following examples are hypothetical, are presented for illustrative purposes only and are not indicative of actual expenses or returns.

Example 1: Income Portion of Incentive Compensation:

Assumptions

Total return hurdle1= 5%

I.
Alternative 1
a.
Additional Assumptions
i.
trailing twelve quarter gross net investment income (including interest, dividends, fees, etc.) = 9.5%
ii.
trailing twelve quarter net investment income before incentive compensation (gross net investment income - (management fee + other expenses)) = 8.0%
iii.
trailing twelve quarter annual total return = 5%
b.
Trailing twelve quarter total return does not exceed total return hurdle, therefore there is no income incentive compensation.
II.
Alternative 2
a.
Additional Assumptions
i.
trailing twelve quarter gross net investment income (including interest, dividends, fees, etc.) = 9.0%
ii.
trailing twelve quarter net investment income before incentive compensation (gross net investment income - (management fee + other expenses)) = 7.5%
iii.
trailing twelve quarter annual total return = 8.0%
b.
Tentative income incentive compensation = 12.5% x net investment income before incentive compensation.

= 12.5% x 7.5%

= 0.9375%

c.
Total return after tentative incentive compensation = 8.0% - 0.9375%

= 7.0625%

d. Trailing twelve quarter net investment income before incentive compensation is positive and the total return after tentative incentive compensation exceeds the total return hurdle, therefore incentive compensation is fully payable.

III.
Alternative 3
a.
Additional Assumptions
i.
trailing twelve quarter gross net investment income (including interest, dividends, fees, etc.) = 9.0%
ii.
trailing twelve quarter net investment income before incentive compensation (gross net investment income - (management fee + other expenses)) = 7.5%
iii.
trailing twelve quarter annual total return = 5.75%

1 Represents 5.0% annualized total return hurdle.

b.
Tentative income incentive compensation = 12.5% x net investment income before incentive compensation

= 12.5% x 7.5%

= 0.9375%

c. Total return after tentative incentive compensation = 5.75% - 0.9375%

= 4.8125%

d. Trailing twelve quarter net investment income before incentive compensation is positive and the total return hurdle is less than total return but greater than total return after tentative incentive compensation, therefore incentive compensation is partially payable and = Total return - total return hurdle

= 5.75% - 5.0%

= 0.75%

Example 2: Capital Gains Portion of Incentive Compensation2:

I. Alternative 1:

a.
Assumptions

i. Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”).

ii. Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million. Trailing twelve quarter total return of 20%.

iii Year 3: FMV of Investment B determined to be $25 million. Trailing twelve quarter total return of 15%.

Year 4: Investment B sold for $31 million. Trailing twelve quarter total return of 10%.

b.
The capital gains portion of the incentive compensation would be:

i. Year 1: None.

ii. Year 2: Capital gains incentive compensation of $3.75 million ($3.75 million = $30 million realized capital gains on sale of Investment A multiplied by 12.5% and total return hurdle satisfied).

iii. Year 3: None; no realized capital gains.

iv Year 4: Capital gains incentive compensation of $0.125 million ($31 million cumulative realized capital gains multiplied by 12.5%, less $3.75 million of capital gains incentive compensation paid in year 2).

II. Alternative 2

a.
Assumptions
i.
Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”).
ii.
Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million. Trailing twelve quarter total return of 10%.
iii.
Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million. Trailing twelve quarter total return of 5.5%.
iv.
Year 4: FMV of Investment B determined to be $35 million. Trailing twelve quarter total return of 15%.
v.
Year 5: Investment B sold for $40 million. Trailing twelve quarter total return of 20%.
b.
The capital gains portion of the incentive compensation would be:
i.
Year 1: None.
ii.
Year 2: Capital gains incentive compensation of $3.125 million; 12.5% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B).
iii.
Year 3: Capital gains incentive compensation of $0.875 million; 12.5% multiplied by $32 million ($30 million realized capital gains on Investment A less $3 million unrealized capital depreciation on Investment B plus $5 million realized capital gains on Investment C, less $3.125 million capital gains incentive compensation paid in year 2).

2 The capital gains component will be paid in full prior to payment of the income component. Incentive compensation (including both the income and capital gains components) will only be paid to the extent the trailing twelve quarter (or if shorter, the number of calendar quarters that have occurred since commencement of the fund) total return of the Fund after incentive compensation and including such payment would equal or exceed a 5% annual total return on daily weighted average unreturned contributed capital contributions for such period.

iv.
Year 4: Capital gains incentive compensation of $0.375 million ($35 million cumulative realized capital gains multiplied by 12.5%, less $4.0 million capital gains incentive compensation paid in years 2 and 3).
v.
Year 5: Capital gains incentive compensation of $1.25 million ($45 million cumulative realized capital gains multiplied by 12.5%, less $4.375 million in capital gains incentive compensation paid in years 2, 3 and 4).

Board Approval of the Advisory Agreement

Our Board, including our Independent Trustees, approved the continuation of the Advisory Agreement for an additional one-year period at a meeting held on October 26, 2023. In reaching a decision to approve the Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:

•
the nature, quality and extent of the advisory and other services to be provided to the Fund by the Investment Adviser;
•
the proposed investment advisory fee rates to be paid by the Fund to the Investment Adviser;
•
the fee structures of comparable externally managed business development companies that engage in similar investing activities;
•
our projected operating expenses and expense ratio compared to business development companies with similar investment objectives;
•
information about the services to be performed and the personnel who would be performing such services under the Advisory Agreement; and
•
the organizational capability and financial condition of the Investment Adviser and its affiliates.

Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested trustees, concluded that the investment advisory fee rates are reasonable in relation to the services to be provided and approved the Advisory Agreement as being in the best interests of our shareholders.

Sub-Advisory Agreement

BlackRock Advisors, LLC, a wholly owned subsidiary of BlackRock, will perform certain of the day-to-day investment management of the Fund pursuant to a separate sub-investment advisory agreement (the “Sub-Advisory Agreement”). BlackRock Advisors, LLC is located at 100 Bellevue Parkway, Wilmington, Delaware 19809.

Pursuant to the Sub-Advisory Agreement, the Investment Adviser, and not the Fund, will pay a portion of the management fee received by the Investment Adviser to the Sub-Adviser as a sub-advisory fee in an amount equal to a percentage of the average daily value of the Fund’s assets allocated to the Sub-Adviser.

The Sub-Advisory Agreement provides that, in the absence of bad faith, misconduct, willful misfeasance, negligence or reckless disregard of its obligations thereunder, the Fund will indemnify the Sub-Adviser, its directors, officers, employees, agents, associates and control persons for liabilities incurred by them in connection with their services to the Fund, subject to certain limitations.

Although the Sub-Adviser intends to devote such time and effort to the business of the Fund as is reasonably necessary to perform its duties to the Fund, the services of the Sub-Adviser are not exclusive and the Sub-Adviser provides similar services to other investment companies and other clients and may engage in other activities.

The Sub-Advisory Agreement provides for an initial effective period of two years from its effective date, and if not sooner terminated, will continue in effect for successive periods of 12 months thereafter, provided that each continuance is specifically approved at least annually by both (1) the vote of a majority of the Board or the vote of a majority of the outstanding voting securities of the Fund (as defined in the 1940 Act) and (2) by the vote of a majority of the Trustees who are not parties to such agreement or interested persons (as such term is defined in the 1940 Act) of any such party, cast in person at a meeting called for the purpose of voting on such approval. The Sub-Advisory Agreement may be terminated as a whole at any time by the Fund without the payment of any penalty, upon the vote of a majority of the Board or a majority of the outstanding voting securities of the Fund or by the Investment Adviser or the Sub-Adviser, on 60 days’ written notice by either party to the other. The Sub-Advisory Agreement will also terminate automatically in the event of its assignment (as such term is defined in the 1940 Act and the rules thereunder).

Board Approval of the Sub-Advisory Agreement

Our Board, including our Independent Trustees, approved the continuation of the Sub-Advisory Agreement for an additional one-year period at a meeting held on October 26, 2023. In reaching a decision to approve the Sub-Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:

•
the nature, quality and extent of the advisory and other services to be provided to the Fund by the Sub-Adviser;
•
the proposed investment sub-advisory fee rates to be paid by the Investment Adviser to the Sub-Adviser;
•
the fee structures of comparable externally managed business development companies that engage in similar investing activities;
•
our projected operating expenses and expense ratio compared to business development companies with similar investment objectives;
•
information about the services to be performed and the personnel who would be performing such services under the Sub-Advisory Agreement; and
•
the organizational capability and financial condition of the Sub-Adviser and its affiliates.

Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested trustees, concluded that the investment sub-advisory fee rates are reasonable in relation to the services to be provided and approved the Sub-Advisory Agreement as being in the best interests of our shareholders.

Administration Agreement

BlackRock Financial Management, Inc. serves as the Fund’s Administrator. The principal executive offices of the Administrator are located at 50 Hudson Yards, New York, New York 10001. The Fund has entered into an administration agreement with the Administrator (the “Administration Agreement”). Pursuant to the Administration Agreement, the Administrator will perform (or oversee, or arrange for, the performance by third parties of) the administrative services necessary for the operation of the Fund. Without limiting the generality of the foregoing, the Administrator will provide the Fund with office facilities, equipment, clerical, bookkeeping and record keeping services at such office facilities and such other services as the Administrator, subject to review by the Board of Trustees of the Fund, will from time to time determine to be necessary or useful to perform its obligations under this Agreement. The Administrator will also, on behalf of the Fund, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other stockholder servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, stockholders and such other persons in any such other capacity deemed to be necessary or desirable. The Administrator also makes reports to the Fund’s Board of Trustees of its performance of obligations under the Administration Agreement and furnish advice and recommendations with respect to such other aspects of the business and affairs of the Fund as it determines to be desirable. The Administrator is responsible for the financial and other records that the Fund is required to maintain and will prepare all reports and other materials required by any agreement or to be filed with the SEC or any other regulatory authority, including reports on Forms 8-K, 10-Q, 10-K and periodic reports to stockholders, determining the amounts available for distribution as dividends and distributions to be paid by the Fund to its shareholders, review and implementation of any share purchase programs authorized by the Board of Trustees and maintaining or overseeing the maintenance of the books and records of the Fund as required under the 1940 Act and maintaining (or overseeing maintenance by other persons) such other books and records required by law or for the proper operation of the Fund. In addition, the Administrator will assist the Fund in determining and publishing the Fund’s net asset value, overseeing the preparation and filing of the Fund’s tax returns, and the printing and dissemination of reports to stockholders of the Fund, and generally overseeing the payment of the Fund’s expenses and the performance of administrative and professional services rendered to the Fund by others.

Pursuant to the Administration Agreement, in full consideration of the provision of the services of the Administrator, the Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities thereunder, including payments to the Administrator in an amount equal to the Fund’s allocable portion of overhead and other expenses incurred by the Administrator or its affiliate in performing its obligations and services under the Administration Agreement, such as rent, license fees and other costs associated with computer software utilized in providing such obligations and services and the Fund’s allocable portion of the cost of personnel attributable to performing such obligations and services, including, but not limited to, marketing, legal and other services performed by the Administrator for the Fund. For the avoidance of doubt, the Fund will bear its allocable portion of the costs of the compensation, benefits, and related administrative expenses (including travel expenses) of the Fund’s officers who provide operational and administrative services, their respective staffs and other professionals who provide services to the Fund (including, in each case, employees of the Administrator or its affiliate) who assist with the preparation, coordination, and administration of the foregoing or provide other “back office” or “middle office” financial or operational services to the Fund. The Board of Trustees will periodically receive and review information regarding the allocation of such reimbursable expenses and will consider whether such allocations are fair and reasonable. Additionally, the Administrator has entered into a Sub-Administration Agreement with State Street Bank and Trust Company. The Fund will bear all of the costs and expenses of the Sub-Administration Agreement.

The Board of Trustees approved the Administration Agreement on March 16, 2022, on the basis that it (i) is in the best interests of the Fund and its shareholders; (ii) provides for services that are required for the Fund’s operations; and (iii) provides for fees that are fair and reasonable.

Sub-Administration Agreement

The Administrator has entered into the Sub-Administration Agreement with State Street Bank and Trust Company. State Street Bank and Trust Company will receive compensation for its sub-administrative services.

Compliance with the NASAA Omnibus Guidelines Published

Net Worth of Sponsors

The NASAA, in its Omnibus Guidelines Statement of Policy adopted on March 29, 1992 and as amended on May 7, 2007 and from time to time (the “NASAA Omnibus Guidelines”), requires that our affiliates and Investment Adviser, or our Sponsor as defined under the NASAA Omnibus Guidelines, have an aggregate financial net worth, exclusive of home, automobiles and home furnishings, of the greater of either $100,000, or 5.0% of the first $20 million of both the gross amount of securities currently being offered in this offering and the gross amount of any originally issued direct participation program securities sold by our affiliates and sponsors within the past 12 months, plus 1.0% of all amounts in excess of the first $20 million. Based on these requirements, our Investment Adviser and its affiliates, while not liable directly or indirectly for any indebtedness we may incur, have an aggregate financial net worth in excess of those amounts required by the NASAA Omnibus Guidelines.

Prohibited Activities

Our activities are subject to compliance with the 1940 Act. In addition, our Declaration of Trust prohibits the following activities among us, the Investment Adviser and its affiliates:

•
We may not purchase or lease assets in which the Investment Adviser or its affiliates has an interest unless (i) the transaction occurs at the formation of the Fund and we disclose the terms of the transaction to our shareholders, the terms are reasonable to us and the price does not exceed the lesser of cost or fair market value, as determined by an independent expert or (ii) such purchase or lease of assets is consistent with the 1940 Act or an exemptive order under the 1940 Act issued to us by the SEC;
•
We may not invest in general partnerships or joint ventures with affiliates and non-affiliates unless certain conditions are met;
•
The Investment Adviser and its affiliates may not acquire assets from us unless (i) approved by our shareholders entitled to cast a majority of the votes entitled to be cast on the matter or (ii) such acquisition is consistent with the 1940 Act or an exemptive order under the 1940 Act issued to us by the SEC;
•
We may not lease assets to the Investment Adviser or its affiliates unless the transaction occurs at the formation of the Fund, we disclose the terms of the transaction to our shareholders and such terms are fair and reasonable to us;
•
We may not make any loans, credit facilities, credit agreements or otherwise to the Investment Adviser or its affiliates except for the advancement of funds as permitted by our Declaration of Trust or unless otherwise permitted by the 1940 Act or applicable guidance or exemptive relief of the SEC;
•
We may not acquire assets in exchange for our Common Shares without approval of a majority of the Board of Trustees, including a majority of the Independent Trustees with consideration to an independent appraisal of such assets;
•
We may not pay a commission or fee, either directly or indirectly to the Investment Adviser or its affiliates, except as otherwise permitted by our Declaration of Trust, in connection with the reinvestment of cash flows from operations and available reserves or of the proceeds of the resale, exchange or refinancing of our assets;
•
The Investment Adviser may not charge duplicate fees to us; and
•
The Investment Adviser may not provide financing to us with a term in excess of 12 months.

In addition, in the Advisory Agreement, the Investment Adviser agrees that its activities will at all times be in compliance in all material respects with all applicable federal and state securities laws governing its operations and investments.

Rebates, Kickbacks and Reciprocal Arrangements

Our Declaration of Trust prohibits our Investment Adviser from: (i) receiving or accepting any rebate, give-ups or similar arrangement that is prohibited under applicable federal or state securities laws, (ii) participating in any reciprocal business arrangement that would circumvent provisions of applicable federal or state securities laws governing conflicts of interest or investment restrictions or (iii) entering into any agreement, arrangement or understanding that would circumvent the restrictions against dealing with affiliates or promoters under applicable federal or state securities laws. In addition, our Investment Adviser may not directly or indirectly pay or award any fees or commissions or other compensation to any person or entity engaged to sell our shares or give investment advice to a potential shareholder; provided, however, that our Investment Adviser may pay a registered broker or other properly licensed agent sales commissions or other compensation (including cash compensation and non-cash compensation (as such terms are defined under FINRA Rule 2310)) for selling or distributing our Common Shares, including out of the Investment Adviser’s own assets, including those amounts paid to the Investment Adviser under the Advisory Agreement. The Investment Adviser will not enter into any agreement, arrangement or understanding that could circumvent the restrictions against dealing with affiliates or promoters under the NASAA Omnibus Guidelines.

Commingling

The Investment Adviser may not permit our funds to be commingled with the funds of any other entity.

Fee Waiver and Expense Support and Reimbursement Agreement

We have entered into a Fee Waiver and Expense Support and Reimbursement Agreement (the “Expense Support Agreement”) with the Investment Adviser. Pursuant to the Expense Support Agreement, the Investment Adviser agreed to pay all of our organizational and offering expenses on our behalf (each, an “Expense Payment”).

During each of the 36 months following the commencement of the Fund’s operations, we will reimburse the Investment Adviser for any and all Expense Payments incurred by the Investment Adviser under the Expense Support Agreement to the extent that our annual Operating Expenses (as defined below) do not exceed 1.25% of the value of our net assets, calculated monthly based on month-end net assets. Organizational and offering expenses reimbursed by the Fund in the aggregate will not exceed 1.50% of the proceeds of this offering. Any payments required to be made by the Fund shall be referred to herein as a “Reimbursement Payment.” “Operating Expenses” for purposes of the Fee Waiver and Expense Support and Reimbursement Agreement means all annual operating expenses of the Fund incurred in the ordinary course of business, excluding offering costs incurred by the Fund, interest expense and other financing costs, portfolio transaction and other investment-related costs, base management fee and incentive fee payable pursuant to the Advisory Agreement, shareholder servicing and/or distribution fees, taxes and any other extraordinary expenses not incurred in the ordinary course of business (including, without limitation, litigation expenses).

We shall pay the Reimbursement Payment for any calendar month to the Investment Adviser as promptly as possible following such calendar month and in no event later than forty-five days after the end of such calendar month.

In addition, the Investment Adviser agreed to waive the base management fee and incentive fees, if any, due to it under the Advisory Agreement through December 31, 2023. Such amount shall not be subject to reimbursement or recoupment pursuant to the Expense Support Agreement or otherwise.

Expenses

The Fund will be responsible for paying the compensation of the Investment Adviser. In addition, the Fund will generally be responsible for all operating expenses of the Fund, and shall pay, and shall reimburse the Investment Adviser or the Administrator and their respective affiliates for, all fees, costs, expenses, liabilities and obligations of the Fund relating or attributable to:

•
the Fund’s business, affairs and operations, including any private placement fees, sales commissions, appraisal fees, taxes, brokerage fees and commissions, underwriting commissions and discounts, expenses related to short sales, indemnification obligations, legal, accounting, research, auditing, information, appraisal, advisory, valuation (including third-party valuations, appraisals or pricing services), consulting (including consulting and retaining fees and other compensation paid to consultants performing investment initiatives and other similar consultants), tax, investment banking, information services, title, transfer, registration, loan agency services (including any third party service providers related to the foregoing) and other professional fees, expenses of filings and registrations;
•
activities with respect to the structuring, organizing, negotiating, consummating, financing, refinancing, acquiring, bidding on, owning, managing, monitoring, operating, holding, hedging, restructuring, trading, taking public or private, selling, valuing, winding up, liquidating, or otherwise disposing of, as applicable, of actual and potential investments (including any associated legal, financing, commitment, transaction or other fees and expenses payable to attorneys, accountants, investment bankers, lenders, third-party diligence software and service providers, consultants and similar professionals in connection therewith and any fees and expenses related to transactions that may have been offered to co-investors), whether or not any contemplated transaction or project is consummated and whether or not such activities are successful;
•
investment transactions that are not consummated, including break-up fees and other “broken deal” costs, and legal, accounting, investment banking, consulting, information services and other professional fees related thereto;
•
compensation of the Independent Trustees of the Fund;

•
the preparation of audits, financial and tax reports, portfolio valuations and tax returns of the Fund, including fees and out-of- pocket expenses of any service company retained to provide accounting and bookkeeping services to the Fund;
•
all ongoing legal and compliance costs of the Fund (including any costs associated with complying with any tax reporting regime) and the costs of prosecuting or defending any legal action for or against the Fund;
•
all extraordinary professional fees incurred in connection with the business or management of the Fund;
•
all indemnification, contribution and similar obligations of the Fund;
•
indebtedness of, or guarantees made by, the Fund (including any credit facility, letter of credit or similar credit support), including interest with respect thereto, or seeking to put in place any such indebtedness or guarantee, and principal and interest on, and fees and expenses arising out of, all permitted borrowings (including any credit facility, letter of credit or similar credit support) made by the Fund and costs and expenses incurred in connection with seeking to put in place such borrowings (including, but not limited to, financing, commitment, origination and similar fees and expenses) and costs of reporting to the Fund’s creditors;
•
any hedging transactions (including currency hedging and other types of hedging), including in respect of the Fund and/or its investments; any litigation, indemnification, judgments, settlements, director and officer liability or other insurance, including reasonable premiums for insurance protecting the Fund, any of its affiliates and any of its employees and agents, and all other extraordinary expenses or liabilities of the Fund (including fees, costs and expenses that are classified as extraordinary expenses under accounting principles generally accepted in the United States of America (“U.S. GAAP”));
•
all administrative costs and expenses of the Fund, including the fees of, and reasonable out of pocket expenses incurred by, any administrator (including the Administrator) and/or any other agent appointed by the Fund properly incurred by them, including any fees and expenses of custodians, transfer and distribution agents;
•
reporting to the Fund’s shareholders, conducting shareholder meetings and the solicitation of shareholder consents, proxy expenses and expenses of communications to investors;
•
any governmental and regulatory filings and reporting requirements and other tax or regulatory requirements in respect of the Fund (including costs related to regulatory compliance and government filings) and costs of responding to regulatory inquiries;
•
all expenses of dissolving and winding up the Fund;
•
any taxes, fees or other governmental charges levied against the Fund and all expenses incurred in connection with any tax audit, investigation, settlement or review of the Fund;
•
any supplements or amendments to or restatements of, and waivers, consents or approvals pursuant to, the constituent documents of the Fund and any related entities, including the preparation, distribution and implementation thereof;
•
distributions or dividends;
•
all ongoing legal, regulatory, listing, share trustee and compliance costs, including the costs of any third-party consultants (including any costs associated with the implementation of and/or compliance with any change of law or regulation applicable to the Fund) of the Fund, including third-party consultants engaged by the Fund or the Advisers in connection with the Fund’s regulatory or compliance reporting or the Advisers’ regulatory or compliance reporting arising from the operation of the Fund;
•
agreements (including letter agreements) entered into with any investor or potential investor, and modifications and amendments to, and compliance with, such agreements;
•
printing and mailing, communications, marketing and publicity;
•
expenses relating to transfers of interests (although as determined by the Investment Adviser in its sole discretion, the Fund may require the transferor of (or the party withdrawing) Interests to pay the expenses relating to the transfer);
•
the Fund’s allocable share of all costs and expenses (including taxes) related to entities in which the Fund holds an interest that are established to hold investments;
•
travel, lodging, meals or entertainment expenses relating to any of the foregoing, provided that any applicable travel expenses incurred as organizational or operating expenses will not be charged to or borne by the Fund at a cost exceeding the cost of available first-class commercial airfare;
•
any additional amounts in order for the Fund to comply with any transfer pricing requirements, to the extent required by applicable law, in each case to the extent any such additional amounts are calculated on an arm’s-length basis; and
•
any VAT payable in respect of any of the foregoing expenses, fees or costs.

On behalf of the Fund, the Investment Adviser or the Administrator may advance payment of any such fees and expenses of the Fund, and the Fund will reimburse the Investment Adviser or the Administrator therefor in accordance with the Advisory Agreement or the Administration Agreement.

Expenses associated with the general overhead of the Investment Adviser and the Administrator will not be covered by the Fund. Each of the Investment Adviser and the Administrator, as applicable, will be responsible for, without reimbursement by the Fund, all of its own day-to-day operating expenses, such as compensation of its professional staff and the cost of office space, office supplies, communications, utilities and other such normal overhead expenses (except for certain expenses set forth in the Administration Agreement). The Advisers will also be responsible for all legal, filing and other fees and expenses incurred in connection with the Advisers’ registration and compliance with the Advisers Act and any related foreign laws, including: (i) all fees and expenses related to registration as an investment adviser under the Advisers Act and any related foreign laws, and the maintenance of such registration, and (ii) all fees and costs relating to the filing of the Form ADV of the Advisers (provided, that any compliance fees and costs that relate directly to the affairs of the Fund (and not BlackRock-managed entities generally), including (but not limited to) costs of custodians and foreign registrations, will be expenses of the Fund).

For the avoidance of doubt, Operating Expenses will be borne by the Fund and will not be considered administrative and overhead expenses of the Investment Adviser or the Administrator.

Pursuant to the Sub-Advisory Agreement, the Investment Adviser, and not the Fund, will pay a portion of the management fee received by the Investment Adviser to the Sub-Adviser as a sub-advisory fee in an amount equal to a percentage of the average daily value of the Fund’s assets allocated to the Sub-Adviser.

Custodian and Transfer, Distribution Paying Agent and Registrar

Our securities are held under a custody agreement by State Street Bank and Trust Company. The address of the custodian is 100 Summer Street, Floor 5, Boston, MA 02110. State Street Bank and Trust Company acts as our transfer agent, distribution paying agent and registrar. The principal business address of our transfer agent is One Heritage Drive, North Quincy, MA 02171.

Share Repurchase Program

At the discretion of our Board of Trustees, the Fund is conducting a share repurchase program in which the Fund is repurchasing, in each quarter, up to 5% of the Fund’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Fund does not intend to commence a share repurchase offer during any calendar quarter for which the Fund’s liquid assets are less than 25% of the Fund’s net assets plus available and undrawn leverage as of the date of the most recent publicly available NAV prior to the commencement of such calendar quarter. In addition, the Fund’s Board of Trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in the Fund’s best interest and the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter. The Fund is conducting such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the Fund’s share repurchase plan, to the extent the Fund offers to repurchase shares in any particular quarter, the Fund expects to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”).The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived at the Fund's or Distributor's discretion in the case of repurchase requests arising from the death, divorce or qualified disability of the holder, or due to trade or operational error. The Early Repurchase Deduction will be waived in the event that a shareholder's shares are purchased because the shareholder has failed to maintain the $500 minimum account balance. In the event that any shareholder fails to maintain the minimum balance of $500 of our shares, we may repurchase all of the shares held by that shareholder at the repurchase price in effect on the date we determine that the shareholder has failed to meet the minimum balance. Minimum account repurchases will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in our NAV. In the event of a minimum account repurchase, the Early Repurchase Deduction will be waived. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders. The Fund commenced its initial quarterly repurchase offer on April 28, 2023. On October 26, 2023, the Fund initiated a quarterly offer to repurchase up to 5% of its shares outstanding as of September 30, 2023, commencing on October 26, 2023 and ending on November 30, 2023, with a valuation date of December 31, 2023.

If during any consecutive four-quarter period (each, a “Four Quarter Period”), there is not at least one quarter in which the Fund fully accepts all properly submitted tenders in a repurchase offer, the Investment Adviser intends to recommend that the Board approve a plan pursuant to which the Fund will not make any new investments (excluding investment in any transactions for which there are binding written agreements (including investments funded in phases), follow-on investments made in existing portfolio companies, revolver or credit facility, letter of credit or similar credit support drawdowns, and obligations under any existing Fund guarantee and except as necessary for the Fund to

(i) preserve its status as a RIC under the Code and as a BDC, (ii) repay indebtedness to allow for distributions or (iii) comply with applicable law) and will use all “capital available for investing” to accept properly submitted tenders until such time that all properly submitted tenders in any one repurchase offer have been fully accepted; provided that the Investment Adviser does not intend to make such recommendations to the Board if the Fund has, during such Four Quarter Period, accepted repurchase offers for at least (i) 5% of the aggregate Common Shares outstanding (either by number of shares or aggregate NAV) in each of the quarters in such Four Quarter Period or (ii) the equivalent aggregate percentage (i.e. 20%) of Common Shares outstanding (either by number of shares or aggregate NAV)) during such Four Quarter Period.

For these purposes, “capital available for investing” will be determined based on the amount of cash on hand, less Fund expenses, including, without limitation, management fees, amounts that may become due under any borrowing or other financings or similar obligations, amounts needed to meet current or anticipated debt covenants, obligations imposed by law, including the requirement under the NASAA Omnibus Guidelines that the Fund not impair its capital or operations, courts, or arbitration or indemnity obligations. The purpose of this recommendation would be to allow the Fund to satisfy as many properly submitted tender requests as possible and it is expected that during this time, Fund management and the Board would also consider additional ways to improve shareholder liquidity.

If, during any Four Quarter Period, there is not at least one quarter in which the Fund fully accepts all properly submitted tenders in a repurchase offer, then beginning at the end of such Four Quarter Period the Investment Adviser will defer its incentive fee until all properly submitted tenders in any one repurchase offer have been accepted, after which such deferred incentive fee will become payable and no further incentive fee amounts will be required to be deferred; provided that the Investment Adviser is not required to defer its incentive fee if the Fund has, during such Four Quarter Period, accepted repurchase offers for at least (i) 5% of the aggregate Common Shares outstanding (either by number of shares or aggregate NAV) in each of the quarters in such Four Quarter Period or (ii) the equivalent aggregate percentage (i.e. 20%) of Common Shares outstanding (either by number of shares or aggregate NAV)) during such Four Quarter Period.

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

Our portfolio investments will generally not be in publicly traded securities. As a result, although we expect that some of our equity investments may trade on private secondary marketplaces, the fair value of our direct investments in portfolio companies will often not be readily determinable. Under the 1940 Act, investments for which there are no readily available market quotations, including securities that while listed on a private securities exchange have not actively traded, will be valued at fair value as determined using a consistently applied valuation process in accordance with our documented valuation policy that has been reviewed and approved by our Board of Trustees. The Valuation Designee determines the value of our investments in accordance with such valuation policy. In connection with such determination, the Valuation Designee utilizes the services of an independent valuation firm, which prepares valuation reports on a quarterly basis for most of our portfolio investments that are not publicly traded or for which we do not have readily available market quotations, including securities that while listed on a private securities exchange, have not actively traded. However, the Valuation Designee retains ultimate authority as to the appropriate valuation of each such investment. The types of factors that the Valuation Designee takes into account in approving fair value with respect to such non-traded investments includes, as relevant and, to the extent available, the portfolio company’s earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. This information may not be available because it is difficult to obtain financial and other information with respect to private companies, and even where we are able to obtain such information, there can be no assurance that it is complete or accurate. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a readily available market for these securities existed. Due to this uncertainty, our fair value determinations with respect to any non-traded investments we hold may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value may pay a higher market price than the value of our investments might warrant. Conversely, investors selling securities based on a net asset value that understates the value of our investments may receive a lower market price for their securities than the value of our investments might warrant.

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

Distressed Debt Securities Risk. At times, distressed debt obligations may not produce income and may require us to bear certain extraordinary expenses (including legal, accounting, valuation and transaction expenses) in order to protect and recover our investment. Therefore, to the extent we invest in distressed debt, our ability to achieve current income for our stockholders may be diminished. We also will be subject to significant uncertainty as to when and in what manner and for what value the distressed debt we invest in will eventually be satisfied (e.g., through a liquidation of the obligor’s assets, an exchange offer or plan of reorganization involving the distressed debt securities or a payment of some amount in satisfaction of the obligation). In addition, even if an exchange offer is made or plan of reorganization is adopted with respect to distressed debt we hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will not have a lower value or income potential than may have been anticipated when the investment was made. Moreover, any securities received by us upon completion of an exchange offer or plan of reorganization may be restricted as to resale. As a result of our participation in negotiations with respect to any exchange offer or plan of reorganization with respect to an issuer of distressed debt, we may be restricted from disposing of such securities.

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

“Interest rate risk” refers to the risks associated with market changes in interest rates. Interest rate changes may affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). General interest rate fluctuations may have a substantial negative impact on the Fund’s investments, the value of the Fund’s common shares and the Fund’s rate of return on invested capital. In December 2023, the Federal Reserve voted to pause interest rate hikes. Federal Reserve officials indicated that interest rate reductions may be warranted in 2024. There is no guarantee that the Federal Reserve will reduce rates in 2024, especially if inflation increases again.

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

Factors that may affect market interest rates include, without limitation, inflation, deflation, slow or stagnant economic growth or recession, unemployment, money supply, governmental monetary policies, international disorders and instability in domestic and foreign financial markets. There may be significant unexpected movements in interest rates, which movements could have adverse effects on portfolio companies and the economy as a whole. In light of the foregoing, and more generally, the Fund expects that it will periodically experience imbalances in the interest rate sensitivities of its assets and liabilities and the relationships of various interest rates to each other, which could adversely affect their performance.

In addition, to the extent that the Fund may be leveraged, movements in the level of interest rates may affect the returns from these assets more significantly than other assets in some instances. The structure and nature of the debt encumbering an investment may therefore be an important element to consider in assessing the interest risk of the investment. In particular, the type of facilities, maturity profile, rates being paid, fixed versus variable components and covenants in place (including the manner in which they affect returns to equity holders) are crucial factors in assessing any interest rate risk. You should also be aware that a change in the general level of interest rates can be expected to lead to a change in the interest rate we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold and may result in a substantial increase in the amount of Incentive Fees payable to our Investment Adviser with respect to the portion of the Incentive Fee based on income. Interest rates have risen in recent months, and the risk that they may continue to do so is pronounced.

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

In response to elevated inflationary pressures, central banks such as the Federal Reserve Bank raised interest rates in recent years. It is not currently clear whether interest rates will continue to rise, and there is a risk of the economy entering a recession.

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

Uncertainty regarding the implementation of the EU and UK's Trade and Cooperation Agreement could negatively impact our business, financial condition and earnings.

The United Kingdom (the “UK”) and EU's Trade and Cooperation Agreement ("UK/EU Trade Agreement") was implemented starting on May 1, 2021 and set out the economic and legal framework for trade between the United Kingdom and the EU after the United Kingdom's 2020 withdrawal from the EU. As the UK/EU Trade Agreement is still a fairly new legal framework, the continuing implementation of the UK/EU Trade Agreement may result in uncertainty in its application and periods of volatility in both the United Kingdom and wider European markets. Furthermore, there is the possibility that either party may impose tariffs on trade in the future in the event that regulatory standards between the EU and the UK diverge. The terms of the future relationship may cause continued uncertainty in the global financial markets, and adversely affect the Fund’s ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

Volatility resulting from this uncertainty may mean that the returns of the Fund's investments are affected by market movements, the potential decline in the value of Sterling or Euro, and the potential downgrading of UK sovereign credit rating.

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

The already challenged global economic and political environment may be adversely affected by events outside the Fund’s control, such as changes in government policies, directives in the credit sector and other areas, the impact of the COVID-19 pandemic and resulting increase in sovereign debt, political instability, terrorist attacks, social unrest and rioting or military action affecting areas abroad and taxation and other political, economic or social developments in or affecting the world. Policymakers in many advanced economies have publicly acknowledged the need to urgently adopt credible strategies to contain public debt and excessive fiscal deficits and later bring them down to more sustainable levels, which pressures may be acutely present in following of the conclusion of stimulus measures in response to the COVID-19 pandemic. The implementation of these policies may restrict economic recovery.

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

Our investments in non-U.S. portfolio companies may expose us to additional risks.

To the extent any portion of the Fund’s investments may be in securities of non-U.S. portfolio companies in order to provide diversification or to complement the Fund’s U.S. investments, the Fund may be exposed to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks may be more pronounced for portfolio companies located or operating primarily in emerging markets, whose economies, markets and legal systems may be less developed. The consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to global trade may exacerbate these risks.

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

Although most of the Fund’s investments are denominated in U.S. dollars, its investments that are denominated in a non-U.S. currency are subject to the risk that the value of a particular currency may change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. The Fund may employ hedging techniques to minimize these risks, but it can offer no assurance that it will, in fact, hedge currency risk or, that it does, that such strategies will be effective. As a result, a change in currency exchange rates may adversely affect the Fund’s profitability.

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Other risks associated with climate change include risks related to the impact of climate-related legislation and regulation (both domestically and internationally), as well as risks related to climate-related business trends.

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

The Investment Adviser or its affiliates may, from time to time, possess material nonpublic information, limiting the Investment Adviser’s investment discretion. The Investment Adviser’s investment professionals, Investment Committee or their respective affiliates may serve as directors of, or in a similar capacity with, companies in which the Fund invests. In the event that material nonpublic information is obtained with respect to such companies, or the Fund became subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law, the Fund could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on the Fund and, consequently, your interests as an investor.

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

We are substantially dependent on our informal relationships, which we use to help identify and gain access to investment opportunities. If we fail to maintain our relationships with key firms, or if we fail to establish strong referral relationships with other firms or other sources of investment opportunities, we will not be able to grow our portfolio of investments and achieve our investment objective. In addition, persons with whom we have informal relationships are not obligated to inform us of investment opportunities, and therefore such relationships may not lead to the origination of equity or other investments. Any loss or diminishment of such relationships could effectively reduce our ability to identify attractive portfolio companies that meet our investment criteria, either for direct investments or for investments through private secondary market transactions or other secondary transactions.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of leverage at December 31, 2023, which represented borrowings equal to 36.4% of our total assets. On such date, we also had $428.0 million in total assets; $400.9 million in total investments; an average cost of funds of 7.0% based on contractual terms at December 31, 2023; $156.0 million aggregate principal amount of debt outstanding; and $238.8 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our investment portfolio at December 31, 2023 to obtain an assumed return to us. From this amount, interest expense (calculated by multiplying the weighted-average interest rate of 7.0% by the $156.0 million of debt) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2023 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may vary.

Assumed Return on Portfolio (Net of Expenses Other than Interest)	-10.0%	-5.0%	0.0%	5.0%	10.0%
Corresponding Return to Common Shareholders	-21.4%	-13.0%	-4.6%	3.8%	12.2%

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

For example, in response to the rapidly declining financial condition of regional banks Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”), the California Department of Financial Protection and Innovation (the “CDFPI”) and the New York State Department of Financial Services (the “NYSDFS”) closed SVB and Signature on March 10, 2023 and March 12, 2023, respectively, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver for SVB and Signature. Similarly, on May 1, 2023 the FDIC announced that the CDFPI had closed First Republic Bank, the FDIC had seized its assets and JP Morgan Chase had agreed to purchase First Republic’s assets at auction. We cannot assure you of the response of any government or regulator to such developments, and any response may not be as favorable to industry participants as the measures currently being pursued. The collapse of SVB and Signature could in the future lead to further rules and regulations for public companies, banks, financial institutions and other participants in the U.S. and global capital markets, including business development companies such as us, and complying with the requirements of any such rules or regulations may be burdensome. Even if not adopted, evaluating and responding to any such proposed rules or regulations could results in increased costs and require significant attention from our Investment Adviser.

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

In addition, the rules dealing with the U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Tax Cuts and Jobs Act made substantial changes to the Code. Among those changes were a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to "sunset" provisions, the elimination or modification of various previously allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain additional limitations on the deduction of net operating losses, certain preferential rates of taxation on certain dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers, and significant changes to the international tax rules. In addition, the Biden administration has indicated that it intends to modify key aspects of the Code, including by increasing corporate and individual tax rates. The effect of these and other changes is uncertain, both in terms of the direct effect on the taxation of an investment in the Fund's shares and their indirect effect on the value of the Fund's assets, the Fund's shares or market conditions generally.

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

Various social and political tensions around the world may contribute to increased market volatility, may have long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide. In particular, the consequences of the conflict between Russia and Ukraine, including international sanctions, the potential impact on inflation and increased disruption to supply chains may impact our portfolio companies. Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Inflation has increased to its highest level in decades, and the Federal Reserve raised the federal funds rate in response. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and the Fund’s investments may not keep pace with inflation, which may result in losses to shareholders. If inflation increases, the real value of our shares and dividends therefore may decline. In addition, during any periods of rising inflation, interest rates of any debt securities issued by the Fund would likely increase, which would tend to further reduce returns to shareholders. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and our investments may not keep pace with inflation, which may result in losses to our shareholders. This risk is greater for fixed-income instruments with longer maturities.

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

We are subject to the cybersecurity risks of our Service Providers, which could negatively impact the Fund and its shareholders.

The Fund relies on the information and technology systems of the custodian, the Advisers, and the Fund’s other service providers and counterparties (the “Service Providers”), each of which could be directly or indirectly adversely affected by information systems interruptions, cybersecurity incidents or other disruptions, which in turn could have a material adverse effect on the Fund.

The Fund and the Service Providers are susceptible to operational, information security and related cybersecurity risks both directly and through their own service providers. Cyber incidents can result from deliberate attacks or unintentional events. They include, but are not limited to, gaining unauthorized access to systems, corrupting or destroying data, and causing operational disruption. Geopolitical tensions may increase the scale and sophistication of deliberate attacks, particularly those from nation-states or from entities with nation-state backing.

Cybersecurity incidents may cause disruptions and impact business operations. They may result in any of the following: financial losses (including loss or theft of Fund assets), interference with the Fund's ability to calculate its NAV, disclosure of confidential information, impediments to trading, submission of erroneous trades or erroneous creation or redemption orders, the inability of the Fund or the Service Providers to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and other legal and compliance costs. In addition, cyber incidents may render records of Fund assets and transactions, shareholder ownership of Fund shares, and other data integral to the functioning of the Fund inaccessible, inaccurate or incomplete. The Fund may incur substantial costs in order to resolve or prevent cyber incidents.

The Advisers, indirect subsidiaries of BlackRock, are responsible for the overall management of the Fund. The Advisers rely on BlackRock’s enterprise risk management framework for the Fund's cybersecurity risk management and strategy. Although BlackRock has implemented policies and controls and takes protective measures involving significant expense to prevent and address potential data breaches, inadvertent disclosures and sophisticated cyberattacks and cyber-related fraud, there can be no assurance that any of these measures proves fully effective. In addition, a successful cyber-attack may persist for an extended period of time before being detected, and it may take a considerable amount of time for an investigation to be completed and the severity and potential impact to be known. Furthermore, the Fund cannot control the cybersecurity plans and systems of its Service Providers. The Fund and its shareholders could be negatively impacted as a result.

We may face a breach of our cyber security, which could result in adverse consequences to our operations and exposure of confidential information.

The Fund or any of the service providers, including the Advisers, may be subject to risks resulting from cybersecurity incidents and/or technological malfunctions. A cybersecurity incident is an event that may cause a loss of proprietary information, data corruption or a loss of operational capacity. Cybersecurity incidents can result from deliberate cyberattacks or unintentional events. Cyberattacks include, but are not limited to, gaining unauthorized access to digital systems (e.g. through hacking or malicious software coding) for the purposes of misappropriating assets or sensitive information, corrupting data, releasing confidential information without authorization or causing operational disruption. Cyberattacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites, which may make network services unavailable to intended users. The issuers of securities and counterparties to other financial instruments in which the Fund invests may also be subject to cybersecurity incidents.

Cybersecurity incidents may cause the Fund to suffer financial losses, interfere with the Fund’s ability to calculate its net asset value, impede trading, disrupt the ability of shareholders to subscribe for, exchange or redeem their units, violate privacy and other laws and incur regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. Cyberattacks may render records of assets and transactions of the Fund, shareholder ownership of units, and other data integral to the functioning of the Fund inaccessible, inaccurate or incomplete. In addition, substantial costs may be incurred in order to prevent any cybersecurity incidents in the future which may adversely impact the Fund.

While the Fund and the Advisers have established business continuity plans and risk management strategies to seek to prevent cybersecurity incidents, such plans and strategies could prove to be inadequate, and, if compromised, could become inoperable for extended periods of time, cease to function properly, fail to adequately secure private information or have other risks that have not been identified given the evolving nature of the threat of cyberattacks. Furthermore, neither of the Fund or the Advisers can control the business continuity plans or cybersecurity strategies put in place by other service providers to the Fund or issuers of securities and counterparties to other financial instruments in which the Fund invests. The Advisers rely on third party service providers for many of their day-to-day operations and will be subject to the risk that the protections and policies implemented by those third party service providers will be ineffective to protect the Fund from cyber-attack.

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
•
disease pandemics;
•
events arising from local or larger scale political or social matters, including terrorist acts; and
•
cyberattacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect our ability to pay dividends to our stockholders.

We are subject to risks associated with artificial intelligence and machine learning technology.

Recent technological advances in artificial intelligence and machine learning technology pose risks to the Fund and our portfolio investments. The Fund and our portfolio investments could be exposed to the risks of artificial intelligence and machine learning technology if third-party service providers or any counterparties, whether or not known to the Fund, also use artificial intelligence and machine learning technology in their business activities. We and our portfolio companies may not be in a position to control the use of artificial intelligence and machine learning technology in third-party products or services.

Use of artificial intelligence and machine learning technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party artificial intelligence and machine learning technology applications and users.

Independent of its context of use, artificial intelligence and machine learning technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that artificial intelligence and machine learning technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of artificial intelligence and machine learning technology. To the extent that we or our portfolio investments are exposed to the risks of artificial intelligence and machine learning technology use, any such inaccuracies or errors could have adverse impacts on the Fund or our investments.

Artificial intelligence and machine learning technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

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

We will be subject to corporate-level income tax if we are unable to maintain our status as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

Although the Fund currently qualifies as a RIC, no assurance can be given that the Fund will be able to maintain RIC status. To maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to shareholders, the Fund generally must meet the annual distribution, source-of-income and asset diversification requirements

The annual distribution requirement for a RIC will generally be satisfied if the Fund distributes at least 90% of its ordinary income and net short-term capital gain in excess of net long-term capital loss, if any, to shareholders. To maintain status as a RIC, the Fund generally must also meet certain asset diversification requirements at the end of each calendar quarter and source-of-income tests on an annual basis. Failure to meet these tests may result in the Fund having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of the Funds’ investments are in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses.

If the Fund fails to maintain our status as a RIC for any reason and becomes subject to corporate-level income tax, the resulting corporate-level income taxes could substantially reduce the Fund's net assets, the amount of income available for distribution and the amount of the Fund's distributions.

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

Any person that is an affiliate of the Fund for purposes of the 1940 Act generally is prohibited from participating in certain transactions such as co-investing with, or buying or selling any security from or to, the Fund absent the prior approval of the Independent Trustees and, in some cases, of the SEC. However, the Investment Adviser and the funds managed by the Investment Adviser have received an order providing an exemption from certain SEC regulations prohibiting transactions with affiliates (the “Order”). The Order requires that certain procedures be followed prior to making an investment subject to the Order and such procedures could in certain circumstances adversely affect the price paid or received by the Fund or the availability or size of the position purchased or sold by the Fund. The Investment Adviser may also face conflicts of interest in making investments pursuant to the Order.

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

Adviser Decisions May Benefit BlackRock Entities and BlackRock Accounts. BlackRock Entities may derive ancillary benefits from certain decisions made on behalf of the Fund. While the Investment Adviser will make decisions for the Fund in accordance with its obligations to manage the Fund appropriately, the fees, allocations, compensation and other benefits to the BlackRock Entities (including benefits relating to business relationships of the BlackRock Entities) may be greater as a result of certain portfolio, investment, service provider or other decisions made by the Investment Adviser for the Fund than they would have been had other decisions been made which also might have been appropriate for the Fund. In addition, BlackRock Entities may invest in Client Accounts and therefore may indirectly derive ancillary benefits from certain decisions made by the Investment Adviser. The Investment Adviser may also make decisions and exercise discretion with respect to the Fund that could benefit BlackRock Entities that have invested in the Fund.

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

Issues Relating to the Valuation of Assets. While securities and other property held by the Fund generally will be valued by reference to an independent third-party source, in certain circumstances holdings may be valued at fair value based upon the principles and methods of valuation set forth in policies adopted by the Investment Adviser as Valuation Designee under the supervision of our Board of Trustees. Moreover, a significant portion of the assets in which the Fund may directly or indirectly invest may not have a readily ascertainable market value and, subject to applicable law, may be valued at fair value based upon the principles and methods of valuation set forth in policies adopted by the Investment Adviser as Valuation Designee under the supervision of our Board of Trustees.

Potential Restrictions on the Investment Adviser’s Activities on Behalf of the Fund. From time to time, the Investment Adviser expects to be restricted from purchasing or selling securities or taking other actions on behalf of the Fund because of regulatory and legal requirements applicable to BlackRock Entities, other Client Accounts and/or the Investment Adviser’s internal policies designed to comply with or limit the applicability of, or which otherwise relate to, such requirements. An investment fund not advised by BlackRock Entities may not be subject to the same considerations. There may be periods when the Investment Adviser (on behalf of the Fund) may not initiate or recommend certain types of transactions, may limit or delay purchases, may sell or redeem existing investments, forego transactions or other investment opportunities, restrict or limit the exercise of rights (including voting rights), or may otherwise restrict or limit their advice with respect to securities or instruments issued by or related to issuers for which BlackRock Entities are performing advisory or other services. Such policies may restrict the Fund’s activities more than required by applicable law. For example, when BlackRock Entities are engaged to provide advisory or risk management services for an issuer, the Fund may be prohibited from or limited in purchasing or selling interests of that issuer, particularly in cases where BlackRock Entities have or may obtain material nonpublic information about the issuer. Similar prohibitions or limitations could also arise if: (i) BlackRock Entity personnel serve as directors or officers of issuers, the securities or other interests of which the Fund wishes to purchase or sell, (ii) the Investment Adviser on behalf of the Fund participates in a transaction (including a controlled acquisition of a U.S. public company) that results in the requirement to restrict all purchases, sales and voting of equity securities of such target issuer, or (iii) regulations, including portfolio affiliation rules or stock exchange rules, prohibit participation in offerings by an issuer when other Client Accounts have prior holdings of such issuer’s securities or desire to participate in such a public offering, or where other Client Accounts have or may have short positions in such issuer’s securities. However, where permitted by applicable law, and where consistent with the BlackRock Entities’ policies and procedures, the BlackRock Entities may, but are not obligated to, seek to avoid such prohibitions or limitations (such as through the implementation of appropriate information barriers), and in such cases, the Investment Adviser on behalf of the Fund may purchase or sell securities or instruments that are issued by such issuers. In addition, certain activities and actions may also be considered to result in reputational risk or disadvantage for the management of the Fund and/or for the Investment Adviser and its affiliates, and the Investment Adviser may decline or limit an investment opportunity or dispose of an existing investment as a result.

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

Material, Nonpublic Information. The Investment Adviser and its personnel may not trade for the Fund or other Client Accounts or for their own benefit or recommend trading in financial instruments of a company while they are in possession of material, nonpublic or price sensitive information (“Inside Information”) concerning such company, or disclose such Inside Information to any person not entitled to receive it. The BlackRock Entities (including the Investment Adviser) may have access to Inside Information. The Investment Adviser has instituted an internal information barrier policy designed to prevent securities laws violations based on access to Inside Information. Accordingly, there may be certain cases where the Investment Adviser may be restricted from effecting purchases and/or sales of interests in securities or other financial instruments, or entering into certain transactions or exercising certain rights under such transactions on behalf of the Fund and/or the other Client Accounts. There can be no assurance that the Investment Adviser will not receive Inside Information and that such restrictions will not occur. At times, the Investment Adviser, in an effort to avoid restriction for the Fund or the other Client Accounts, may elect not to receive Inside Information, which may be relevant to the Fund’s portfolio, that other market participants are eligible to receive or have received and could affect decisions that would have otherwise been made.

Any partner, officer or employee of the BlackRock Entities may serve as an officer, director, advisor or in comparable management functions for the investments of other Client Accounts, and any such person may obtain Inside Information in connection therewith, or in connection with such partner’s, officer’s or employee’s other activities in the financial markets. In an effort to manage possible risks arising from the internal sharing of material nonpublic information, BlackRock maintains a list of restricted securities with respect to which it has access to material nonpublic information and in which Client Accounts are restricted from trading. If partners, officers or employees of BlackRock obtain such material nonpublic information about a portfolio company which is an investment of a Client Account, the Fund may be prohibited by law, policy or contract, for a period of time, from (i) unwinding a position in such company, (ii) establishing an initial position or taking any greater position in such company and/or (iii) pursuing other investment opportunities, which could impact the returns to the Fund. In addition, in certain circumstances, particularly during the liquidation of a Client Account, the Fund may be prohibited from trading a position that it holds, directly or indirectly, in the Client Account because BlackRock determines that one or more partners, officers or employees of BlackRock holds material nonpublic information with respect to one or more remaining positions held by the Client Account.

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

Other Relationships with BlackRock Entities, Clients and Market Participants. The BlackRock Entities have developed, and will in the future develop, relationships with (or may invest in) a significant number of clients and other market participants (e.g., financial institutions, service providers, managers of investment funds, banks, brokers, advisors, joint venturers, consultants, finders (including executive finders), executives, attorneys, accountants, institutional investors, family offices, lenders, current and former employees, and current and former portfolio investment executives, as well as certain family members or close contacts of these persons), including those that may hold or may have held investments similar to the investments intended to be made by the Fund, that may themselves represent appropriate investment opportunities for the Fund, or that may compete with the Fund for investment opportunities. Furthermore, the Investment Adviser generally exercises its discretion to recommend to the Fund or to an investment thereof that it contracts for services with such clients and market participants, and/or with other BlackRock Entities. It is difficult to predict the circumstances under which these relationships could become material conflicts for the Fund, but it is possible that as a result of such relationships (or agreements with other Client Accounts) the Investment Adviser may refrain from making all or a portion of any investment or a disposition on behalf of the Fund, which may materially adversely affect the performance of the Fund. Certain of these persons or entities will invest (or will be affiliated with an investor) in, engage in transactions with and/or provide services (including services at reduced rates) to, the BlackRock Entities and/or Client Accounts and/or their affiliates. BlackRock expects to be subject to a potential conflict of interest with the Fund in recommending the retention or continuation of a third-party service provider to such Fund or a portfolio investment if such recommendation, for example, is motivated by a belief that the service provider or its affiliate(s) will continue to invest in the Fund or one or more Client Accounts, will provide the BlackRock Entities information about markets and industries in which the BlackRock Entities operate (or are contemplating operations) or will provide other services that are beneficial to the BlackRock Entities, the Fund or one or more Client Accounts. The Investment Adviser expects to be subject to a potential conflict of interest in making such recommendations, in that Investment Adviser has an incentive to maintain goodwill between it and clients and other market participants, while the products or services recommended may not necessarily be the best available or most cost effective to the Fund or its investments.

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

Although we have adopted a share repurchase program, we have discretion to not repurchase your shares, to suspend the program, and to cease repurchases.

Although we have adopted a share repurchase program, we have discretion to not repurchase your shares, to suspend the program, and to cease repurchases. Our Board of Trustees may amend, suspend or terminate the share repurchase program at any time in its discretion. You may not be able to sell your shares at all in the event our Board of Trustees amends, suspends or terminates the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price. Shareholders should also understand that if during any consecutive four-quarter period, there is not at least one quarter in which the Fund fully accepts all properly submitted tenders in a repurchase offer, the Investment Adviser will intend to recommend that the Board approve a plan pursuant to which the Fund will not make any new investments (excluding some investments—see Item 1. Business – Share Repurchase Program) and will use all "capital available for investing" to accept properly submitted tenders until such time that all properly submitted tenders in any one repurchase offer have been fully accepted. In addition, shareholders should also understand that if, during any four-quarter period, there is not at least one quarter in which the Fund fully accepts all properly submitted tenders in a repurchase offer, then beginning at the end of such Four Quarter Period the Investment Adviser will defer its incentive fee until all properly submitted tenders in any one repurchase offer have been accepted, after which such deferred incentive fee will become payable and no further incentive fee amounts will be required to be deferred. If the Fund takes either action, it could negatively impact the Fund's ability to achieve its investment objectives.

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

Special considerations exist for certain benefit plan investors.

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

BlackRock Financial Management, Inc., our Administrator and an affiliate of the Advisers, has purchased our Common Shares, and as of December 31, 2023 holds approximately 48.7% of our outstanding common shares. The Advisers, our Administrator and their affiliates may purchase our Common Shares in the future. The Advisers, our Administrator and their affiliates will not acquire Common Shares with the intention to resell or re-distribute such shares. The purchase of Common Shares by the Advisers, our Administrator and their affiliates could create certain risks, including, but not limited to, that the Advisers, our Administrator and their affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our Common Shares. Shareholders who beneficially own 25% or more of the outstanding Common Shares of the Fund may be deemed to “control” the Fund for purposes of the 1940 Act. For so long as the Advisers, our Administrator or their affiliates hold a significant portion of our Common Shares, they may exert a significant influence on the outcome of any matters submitted to a vote of our shareholders.

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

The Fund is externally managed by the Advisers and has no employees or internal information systems. Thus, the Fund relies on the Advisers, BlackRock, Inc. (“BlackRock”) as well as the custodian and other service providers to protect the Fund's information from cybersecurity threats. The Fund's chief compliance officer (the “CCO”) oversees the Fund's risk management policies and procedures related to cybersecurity risks, subject to the oversight of the Board of Trustees. The CCO and the Advisers also review key Fund service providers’ compliance and risk management policies and procedures related to cybersecurity matters, evaluate such service providers’ use of information systems, which have the potential to subject the Fund to information technology vulnerabilities, and receive reports from the Fund's service providers regarding any cybersecurity threats and incidents.

Specifically, the Fund's relies on the enterprise risk management (“ERM”) framework of BlackRock for the Fund's cybersecurity risk management and strategy. The Board of Trustees of the Fund periodically receives reports from BlackRock and from the Advisers regarding BlackRock’s cybersecurity program. Key aspects of the ERM framework are summarized below.

BlackRock’s Enterprise Risk Management Framework

BlackRock recognizes the importance of identifying, assessing, and managing material risks associated with cybersecurity threats. Cybersecurity represents an important component of BlackRock’s approach to ERM. BlackRock leverages a multi-lines-of-defense model with cybersecurity operational processes executed by global information security and other teams and dedicated internal audit technology and technology risk management (“TRM”) teams that independently review technology risks. BlackRock’s cybersecurity program is fully integrated into its ERM framework and is aligned with recognized frameworks, including NIST CSF, FFIEC CAT, FedRAMP, SOC 1/2, ISO 27001/2 and others. BlackRock aims to inform and continuously improve its cybersecurity program through engagement with regulatory, client, insurer, vendor, partner, peer, government and industry organizations and associations, as well as external audit, technology risk, information security and other assessments.

BlackRock seeks to address cybersecurity risks through a global, multilayered strategy of control programs that is designed to preserve the confidentiality, integrity and availability of the information that BlackRock collects and stores by identifying, preventing and mitigating cybersecurity threats and incidents. As one of the critical elements of BlackRock’s overall ERM framework, BlackRock’s cybersecurity program is focused on the following key areas:

•
Governance: As discussed in more detail under the heading “BlackRock’s Cybersecurity Governance” below, the oversight by BlackRock’s Board of Directors (BlackRock’s Board”) of cybersecurity risk management is supported by BlackRock’s Risk Committee, which regularly interacts with BlackRock’s risk management function, BlackRock’s Chief Risk Officer (“CRO”) and Chief Information Security Officer (“CISO”), along with other members of management. In addition, technology and cybersecurity risks are formally overseen by a dedicated management risk governance committee, the Technology Risk and Cybersecurity Committee (“TRCC”), which is a sub-committee of the firmwide Enterprise Risk Committee (“ERC”).
•
Cross-Functional Approach: BlackRock has implemented a global, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing layered preventative, detective, reactive and recovery controls to identify and manage cybersecurity risks.
•
Safeguards: The Fund deploys a range of people, process and technical controls that are designed to protect the Fund’s information systems from cybersecurity threats, which may include, among others: physical security controls; perimeter controls, including technical assessments, firewalls, network segregation, intrusion detection and prevention; tabletop exercises, ongoing vulnerability and patch management; vendor due diligence; multi-factor authentication; device encryption; application security, code testing and penetration testing; endpoint security, including anti-malware protection, threat intel and response, managed detection and response, security configuration management, portable storage device lockdown, restricted administrative privileges; employee awareness, training, and phishing testing; data loss prevention program and monitoring; information security incident reporting and monitoring; and layered and comprehensive access controls.
•
Incident Response and Recovery Planning: BlackRock has established and maintains incident response and recovery plans that address the Fund's response to a cybersecurity incident, including processes designed to assess, escalate, contain, investigate and remediate the incident, as well as to comply with applicable legal obligations and mitigate potential reputational damage. Such plans are evaluated on a periodic basis.
•
Third-Party Risk Management: BlackRock maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, counterparties and clients, as well as the systems of third parties that could significantly and adversely impact BlackRock’s business in the event of a cybersecurity incident affecting those third-party systems. Operational incidents can arise as a result of failures by third parties with which BlackRock does business, such as failures by internet, communication technology and cloud service providers or other vendors to adequately follow processes and procedures, safeguard their systems or prevent system disruptions or cyberattacks. Third-party risks are included within BlackRock’s ERM framework, and risk identification and mitigation are supported by BlackRock’s cybersecurity program. BlackRock also performs diligence on certain third parties and monitors cybersecurity threats and risks identified through such diligence.
•
Education and Awareness: BlackRock’s employees and contractors are required to complete an annual information security training to equip them with effective tools to address cybersecurity threats, and to receive communications on BlackRock’s evolving information security policies and procedures.

BlackRock’s global information security team, in collaboration with the technology risk and internal audit teams, engages in the periodic assessment and testing of BlackRock’s cyber risks and cybersecurity program. These efforts may include a wide range of activities, including audits, assessments, wargames and “tabletop” exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. BlackRock also participates in financial services industry and government forums in an effort to improve both internal and sector cybersecurity defense. BlackRock regularly engages third parties and advisors to assess its cybersecurity control environment. The results of certain program and control assessments are reported to the Risk Committee, and BlackRock adjusts its cybersecurity program as appropriate based on the information provided by these assessments.

As of December 31, 2023, the Fund is not aware of any cybersecurity risks that have materially affected or are reasonably likely to materially affect the Fund's business strategy, results of operations, or financial condition.

Cybersecurity Governance

The Board of Trustees of the Fund periodically receives reports from BlackRock and from the Advisers regarding BlackRock’s cybersecurity program. Team members who support the Fund's information security program have relevant educational and industry experience.

At the BlackRock parent level, BlackRock’s Board is actively engaged in the oversight of BlackRock’s risk management program. The Risk Committee assists the Board with its oversight of BlackRock’s levels of risk, risk assessment, risk management and related policies and processes, including risks arising from cybersecurity threats. The Risk Committee receives regular reports on BlackRock’s cybersecurity program, technology resilience risk management and related developments from members of our information security team, including the CISO. The Board and the Risk Committee also receive information regarding cybersecurity incidents that meet certain reporting thresholds. On an annual basis, senior members of BlackRock’s technology, risk and information security teams provide a comprehensive overview of BlackRock’s cyber risk and related programs to a joint session of the Board’s Risk and Audit Committees.

Technology and cybersecurity risks at BlackRock are also overseen by the TRCC, a dedicated management risk governance committee and sub-committee of the firmwide ERC. The chair of the TRCC is appointed by the head of Enterprise Risk Management at BlackRock and its members include the CISO as well as a broad range of senior business stakeholders across BlackRock. The TRCC is responsible for oversight of BlackRock’s technology and cybersecurity risk management practices and helps ensure that technology and cybersecurity risks remain within firmwide risk tolerances and technology and cybersecurity risk issues are escalated as appropriate to the ERC and other committees. The TRCC also reviews any relevant technology and cybersecurity risk related issues and helps ensure that they are appropriately escalated, reported, and remediated.

BlackRock’s cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by BlackRock’s CISO. As of December 31, 2023, the CISO had over 30 years of experience in information technology with a 25-year concentration in information security, including previously serving as the CISO at several global financial institutions, and held the Certified Information Systems Security Professional certification. The CISO works closely with the leadership team and other subject matter experts in the global cybersecurity group, who collectively have extensive prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and overseeing cybersecurity controls in technology risk and audit functions, as well as having relevant degrees and industry-leading certifications.

The CISO and members of the TRCC monitor the prevention, detection, mitigation and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management processes described above, including the operation of BlackRock’s incident response plan.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Share Issuances

Our offering consists of three classes of Common Shares, Institutional Class shares, Class S shares and Class D shares. The share classes have different ongoing stockholder servicing fees. Other than the differences in ongoing stockholder servicing fees, each class of Common Shares has the same economics and voting rights. Our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares. As of December 31, 2023, there were four holders of record of our Institutional Class shares. As of December 31, 2023, no Class S shares or Class D shares were outstanding.

Net Asset Value

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents our monthly NAV per share for each of the three classes of shares since our inception through December 31, 2023.

	NAV per Share
For the Month Ended	Institutional Class	Class S	Class D
June 30, 2022	$23.49	N/A	N/A
July 31, 2022	24.40	N/A	N/A
August 31, 2022	24.86	N/A	N/A
September 30, 2022	23.74	N/A	N/A
October 31, 2022	23.89	N/A	N/A
November 30, 2022	23.93	N/A	N/A
December 31, 2022	23.69	N/A	N/A
January 31, 2023	24.28	N/A	N/A
February 28, 2023	24.25	N/A	N/A
March 31, 2023	24.23	N/A	N/A
April 30, 2023	24.38	N/A	N/A
May 31, 2023	24.05	N/A	N/A
June 30, 2023	24.49	N/A	N/A
July 31, 2023	24.73	N/A	N/A
August 31, 2023	24.85	N/A	N/A
September 30, 2023	24.99	N/A	N/A
October 31, 2023	24.70	N/A	N/A
November 30, 2023	24.87	N/A	N/A
December 31, 2023	24.85	N/A	N/A

Distributions

We expect to pay regular monthly distributions. Any distributions we make will be at the discretion of our Board of Trustees, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board of Trustees’ discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our net investment income. See “U.S. Federal Income Tax Matters.”

The per share amount of distributions on Class S, Class D and Institutional shares generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S and Class D shares will be lower than Institutional shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S and Class D shares compared to Institutional shares. There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and, subject to certain limitations imposed under the NASAA

Omnibus Guidelines, we have no limits on the amounts we may pay from such sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of this offering will result in us having less funds available to acquire investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your shares. We believe the likelihood that we pay distributions from sources other than cash flow from operations will be higher in the early stages of the offering.

From time to time, we may also pay special interim distributions in the form of cash or Common Shares at the discretion of our Board of Trustees.

We have not established limits on the amount of funds we may use from any available sources to make distributions. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at a specific rate or at all. The Investment Adviser and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses in future periods. See “Advisory Agreement, Sub-Advisory Agreement and Administration Agreement.”

Consistent with the Code, shareholders will be notified of the source of our distributions. Our distributions may exceed our earnings and profits, especially during the period before we have substantially invested the proceeds from this offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. The tax basis of shares must be reduced by the amount of any return of capital distributions, which will result in an increase in the amount of any taxable gain (or a reduction in any deductible loss) on the sale of shares.

We have elected to be treated, and intend to qualify annually, as a RIC under the Code. To maintain RIC tax treatment, we must distribute at least 90% of our investment company taxable income (net ordinary taxable income and net short-term capital gains in excess of net long-term capital losses), if any, to our shareholders. A RIC may satisfy the 90% distribution requirement by actually distributing dividends (other than capital gain dividends) during the taxable year. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M. If a RIC makes a spillback dividend, the amounts will be included in a shareholder’s gross income for the year in which the spillback dividend is paid. We currently intend to distribute net capital gains (i.e., net long-term capital gains in excess of net short- term capital losses), if any, at least annually out of the assets legally available for such distributions. However, we may decide in the future to retain such capital gains for investment and elect to treat such gains as deemed distributions to you. If this happens, you will be treated for U.S. federal income tax purposes as if you had received an actual distribution of the capital gains that we retain and reinvested the net after tax proceeds in us. In this situation, you would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions. See “U.S. Federal Income Tax Matters.”

If we issue senior securities, we may be prohibited from making distributions if doing so causes us to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

We have adopted a distribution reinvestment plan pursuant to which you may elect to have the full amount of your cash distributions reinvested in additional Common Shares. See “Distribution Reinvestment Plan.”

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

The following table summarizes the Fund’s dividends declared and paid for the period from March 18, 2022 (Inception) to December 31, 2022 and the year ended December 31, 2023:

Institutional Class Shares

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
September 29, 2022	September 29, 2022	October 27, 2022	Regular	$0.15	$439,782
October 28, 2022	October 28, 2022	November 28, 2022	Regular	0.15	634,004
November 29, 2022	November 29, 2022	December 27, 2022	Regular	0.16	747,485
December 29, 2022	December 29, 2022	January 27, 2023	Regular	0.17	844,657
December 29, 2022	December 29, 2022	January 27, 2023	Special	0.12	596,229
				$0.75	$3,262,157
January 30, 2023	January 30, 2023	February 27, 2023	Regular	0.17	890,298
February 15, 2023	February 22, 2023	March 27, 2023	Regular	0.18	1,012,545
March 24, 2023	March 29, 2023	April 26, 2023	Regular	0.20	1,181,081
April 25, 2023	April 27, 2023	May 26, 2023	Regular	0.21	1,304,322
May 26, 2023	May 30, 2023	June 27, 2023	Regular	0.21	1,340,292
June 30, 2023	June 30, 2023	July 26, 2023	Regular	0.21	1,379,449
July 27, 2023	July 28, 2023	August 28, 2023	Regular	0.21	1,429,513
August 31, 2023	August 30, 2023	September 26, 2023	Regular	0.22	1,588,580
September 29, 2023	September 29, 2023	October 26, 2023	Regular	0.22	1,715,730
October 30, 2023	October 30, 2023	November 27, 2023	Regular	0.23	1,905,609
October 30, 2023	October 30, 2023	November 27, 2023	Special	0.10	828,526
November 22, 2023	November 28, 2023	December 26, 2023	Regular	0.23	2,052,362
November 22, 2023	November 28, 2023	December 26, 2023	Special	0.10	892,332
December 21, 2023	December 27, 2023	January 24, 2024	Regular	0.23	2,209,951
December 21, 2023	December 27, 2023	January 24, 2024	Special	0.15	1,441,272
				$2.87	$21,171,862

Class S Shares

No Class S shares were outstanding during the period from March 18, 2022 (Inception) to December 31, 2022 and during the year ended December 31, 2023.

Class D Shares

No Class D shares were outstanding during the period from March 18, 2022 (Inception) to December 31, 2022 and during the year ended December 31, 2023.

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

Distribution Reinvestment Plan

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

No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our shares, except shareholders in certain states. Shareholders can elect to “opt out” of the Fund’s distribution reinvestment plan in their subscription agreements (other than Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan). Alabama, Arkansas, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Vermont and Washington investors and clients of certain participating brokers that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares.

If any shareholder initially elects not to participate, they may later become a participant by subsequently completing and executing an enrollment form or any distribution authorization form as may be available from the Fund or State Street Bank and Trust Company (the “Plan Administrator”). Participation in the distribution reinvestment plan will begin with the next distribution payable after acceptance of a participant’s subscription, enrollment or authorization. Shares will be purchased under the distribution reinvestment plan as of the first business day of the month following the record date of the distribution.

If a shareholder seeks to terminate its participation in the distribution reinvestment plan, notice of termination must be received by the Plan Administrator five business days in advance of the first business day of the next month in order for a shareholder’s termination to be effective for such month. Any transfer of shares by a participant to a non-participant will terminate participation in the distribution reinvestment plan with respect to the transferred shares. If a participant elects to tender its Common Shares in full, any Common Shares issued to the participant under the Plan subsequent to the expiration of the tender offer will be considered part of the participant’s prior tender, and participant’s participation in the distribution reinvestment plan will be terminated as of the valuation date of the applicable tender offer. Any distributions to be paid to such shareholder on or after such date will be paid in cash on the scheduled distribution payment date.

If you elect to opt out of the distribution reinvestment plan, you will receive any distributions we declare in cash. There will be no upfront selling commissions or Distributor fees charged to you if you participate in the distribution reinvestment plan. We will pay the Plan Administrator fees under the distribution reinvestment plan. If your shares are held by a broker or other financial intermediary, you may change your election by notifying your broker or other financial intermediary of your election.

Any purchases of our shares pursuant to our distribution reinvestment plan are dependent on the continued registration of our securities or the availability of an exemption from registration in the recipient’s home state.

The purchase price for shares purchased under our distribution reinvestment plan will be equal to the most recent available NAV per share for such shares at the time the distribution is payable. Common Shares issued pursuant to our distribution reinvestment plan will have the same voting rights as the Common Shares offered pursuant to this 10-K.

Share Repurchases

The Fund commenced its initial quarterly repurchase program on April 28, 2023. On October 26, 2023, we initiated a quarterly offer to repurchase up to 5% of our Common Shares outstanding as of September 30, 2023, commencing on October 26, 2023 and ending on November 30, 2023, with a valuation date of December 31, 2023.

While we intend to continue to conduct quarterly repurchase offers as described herein, we are not required to do so and our Board of Trustees has complete discretion to determine whether we will engage in any share repurchase and may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. We do not commence share repurchase offer during any calendar quarter for which our liquid assets plus available and undrawn leverage are less than 25% of our net assets as of the date of the most recent publicly available NAV prior to the commencement of such calendar quarter. For purposes of this calculation, “undrawn leverage” is equal to (x) the lesser of (a) the maximum amount the Fund may borrow under its then effective credit agreement or other borrowing facility or (b) the maximum amount the Fund may borrow under the 1940 Act, less (y) the Fund's then outstanding borrowings.

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

We are conducting such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the Fund’s share repurchase plan, to the extent the Fund offers to repurchase shares in any particular quarter, the Fund expects to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”).The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived at the Fund's or Distributor's discretion in the case of repurchase requests arising from the death, divorce or qualified disability of the holder, or due to trade or operational error. The Early Repurchase Deduction will be waived in the event that a shareholder's shares are purchased because the shareholder has failed to maintain the $500 minimum account balance. In the event that any shareholder fails to maintain the minimum balance of $500 of our shares, we may repurchase all of the shares held by that shareholder at the repurchase price in effect on the date we determine that the shareholder has failed to meet the minimum balance. Minimum account repurchases will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in our NAV. In the event of a minimum account repurchase, the Early Repurchase Deduction will be waived. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders.

During the period from March 18, 2022 (Inception) to December 31, 2022 and the year ended December 31, 2023, no shares were repurchased.

If during any consecutive four-quarter period (each, a “Four Quarter Period”), there is not at least one quarter in which the Fund fully accepts all properly submitted tenders in a repurchase offer, the Investment Adviser intends to recommend that the Board approve a plan pursuant to which the Fund will not make any new investments (excluding investment in any transactions for which there are binding written agreements (including investments funded in phases), follow-on investments made in existing portfolio companies, revolver or credit facility, letter of credit or similar credit support drawdowns, and obligations under any existing Fund guarantee and except as necessary for the Fund to (i) preserve its status as a RIC under the Code and as a BDC, (ii) repay indebtedness to allow for distributions or (iii) comply with applicable law) and will use all “capital available for investing” to accept properly submitted tenders until such time that all properly submitted tenders in any one repurchase offer have been fully accepted; provided that the Investment Adviser does not intend to make such recommendations to the Board if the Fund has, during such Four Quarter Period, accepted repurchase offers for at least (i) 5% of the aggregate Common Shares outstanding (either by number of shares or aggregate NAV) in each of the quarters in such Four Quarter Period or (ii) the equivalent aggregate percentage (i.e. 20%) of Common Shares outstanding (either by number of shares or aggregate NAV)) during such Four Quarter Period.

For these purposes, “capital available for investing” will be determined based on the amount of cash on hand, less Fund expenses, including, without limitation, management fees, amounts that may become due under any borrowing or other financings or similar obligations, amounts needed to meet current or anticipated debt covenants, obligations imposed by law, including the requirement under the NASAA Omnibus Guidelines that the Fund not impair its capital or operations, courts, or arbitration or indemnity obligations. The purpose of this recommendation would be to allow the Fund to satisfy as many properly submitted tender requests as possible and it is expected that during this time, Fund management and the Board would also consider additional ways to improve shareholder liquidity.

If, during any Four Quarter Period, there is not at least one quarter in which the Fund fully accepts all properly submitted tenders in a repurchase offer, then beginning at the end of such Four Quarter Period the Investment Adviser will defer its incentive fee until all properly submitted tenders in any one repurchase offer have been accepted, after which such deferred incentive fee will become payable and no further incentive fee amounts will be required to be deferred; provided that the Investment Adviser is not required to defer its incentive fee if the Fund has, during such Four Quarter Period, accepted repurchase offers for at least (i) 5% of the aggregate Common Shares outstanding (either by number of shares or aggregate NAV) in each of the quarters in such Four Quarter Period or (ii) the equivalent aggregate percentage (i.e. 20%) of Common Shares outstanding (either by number of shares or aggregate NAV)) during such Four Quarter Period.

Unregistered Sales of Equity Securities

Refer to our Current Reports on Form 8-K filed with the SEC on December 21, 2023, November 28, 2023, October 27, 2023, September 29, 2023, August 31, 2023, June 30, 2023, May 30, 2023, April 27, 2023, April 3, 2023, March 3, 2023 and February 13, 2023 for information about unregistered sales of our equity securities during the fiscal year ended December 31, 2023.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as amended, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2023, approximately 97.5% of our total assets were invested in qualifying assets.

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

Pursuant to the Amended and Restated Fee Waiver and Expense Support and Reimbursement Agreement between the Fund and the Investment Adviser, dated as of August 29, 2022, as amended on April 25, 2023, the Investment Adviser agreed to waive its base management fee and incentive fee for the period from the date of the commencement of the Fund’s operations through December 31, 2023.

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

Valuation of portfolio investments

Pursuant to Rule 2a-5 under the 1940 Act, which establishes requirements for determining fair value in good faith for purposes of the 1940 Act, the Fund's Board of Trustees designated the Investment Adviser as the Fund's valuation designee (the "Valuation Designee") to perform certain fair value functions, including performing fair value determinations on July 28, 2022. As required by Rule 2a-5, the Valuation Designee provides periodic fair valuation reporting and notifications on behalf of the Fund to the Board of Trustees to facilitate the Board of Trustees' oversight duties.

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

The three-level hierarchy for fair value measurement is defined as follows:

Level 1: Quoted prices in active markets for identical assets

Level 2: Other direct and indirect observable market inputs (for example, quoted prices in inactive markets or quotes for comparable investments)

Level 3: Independent third-party valuation sources that employ significant unobservable inputs

As of December 31, 2023, none of our investments were categorized as Level 1, 37.7% were categorized as Level 2 and 62.3% were Level 3 investments valued based on valuations by independent third party sources.

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

Portfolio and investment activity

During the year ended December 31, 2023, we invested approximately $249.6 million, comprised of new investments in 42 new portfolio companies, as well as draws made on existing commitments and payment in kind ("PIK") received on prior investments, all of which were in senior secured loans. Additionally, we received approximately $64.8 million in proceeds from sales or repayments during the year ended December 31, 2023.

During the period from March 18, 2022 (Inception) to December 31, 2022, we invested approximately $217.5 million, comprised of new investments in 130 new portfolio companies. All of which were in senior secured loans. Additionally, we received approximately $7.1 million in proceeds from sales or repayments during the period March 18, 2022 (Inception) to December 31, 2022.

At December 31, 2023, our investment portfolio of $400.9 million (at fair value) consisted of 147 portfolio companies and was invested 100.0% in senior secured loans. Our average portfolio company investment at fair value was approximately $2.7 million. Our largest portfolio company investment by fair value was approximately 3.0% of our portfolio and our five largest portfolio company investments by fair value comprised approximately 14.4% of our portfolio at December 31, 2023.

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

The industry composition of our portfolio at fair value at December 31, 2023 was as follows:

Industry	December 31, 2023
Software	16.7%
Professional Services	11.0
Insurance	9.7
Diversified Financial Services	6.0
Commercial Services & Supplies	5.8
Internet Software & Services	5.7
IT Services	5.6
Construction & Engineering	5.6
Health Care Providers & Services	4.0
Hotels, Restaurants & Leisure	3.9
Aerospace & Defense	2.7
Media	2.3
Machinery	2.1
Pharmaceuticals	2.0
Diversified Consumer Services	1.9
Household Durables	1.8
Health Care Technology	1.7
Consumer Finance	1.6
Energy Equipment & Services	1.6
Paper & Forest Products	1.6
Specialty Retail	1.1
Other	5.6
Totals	100.0%

The weighted average effective yield of our debt and total portfolio was 11.7% at December 31, 2023 and 10.3% at December 31, 2022. At December 31, 2023, 99.8% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, the Federal Funds Rate or PRIME Rate, and 0.2% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 90.6% at December 31, 2023. At December 31, 2022, 99.8% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, the Federal Funds Rate or PRIME Rate, and 0.2% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 83.6% at December 31, 2022. No debt investments in the portfolio company were on non-accrual status as of December 31, 2023 and December 31, 2022.

Results of operations

Investment income

Investment income totaled $34.2 million and $7.5 million, respectively, for the year ended December 31, 2023 and the period from March 18, 2022 (Inception) to December 31, 2022, all of which was attributable to interest and fees on our debt investments. The increase in investment income in the year ended December 31, 2023 compared to the period from March 18, 2022 (Inception) to December 31, 2022 reflects the significant increase in portfolio size as the Fund continues to ramp up, as well as the increase in LIBOR/SOFR rates during the year.

Expenses

Total net operating expenses for the year ended December 31, 2023 and for the period from March 18, 2022 (Inception) to December 31, 2022 were $11.3 million and $3.6 million, respectively, comprised of $8.4 million and $2.3 million in interest and other debt expenses, $1.3 million and $0.6 million in administrative expenses, $0.7 million and $0.4 million in professional fees and $0.9 million and $0.3 million in other operating expenses, respectively. The increase in expenses in the year ended December 31, 2023 compared to the period from March 18, 2022 (Inception) to December 31, 2022, primarily reflects the significant increase in portfolio size, amount of debt outstanding, and other Fund activities as the Fund continues to ramp up, as well as the increase in LIBOR/SOFR rates during the year.

Net investment income (loss)

Net investment income was $22.8 million and $3.8 million respectively, for the year ended December 31, 2023 and for the period from March 18, 2022 (Inception) to December 31, 2022. The increase in net investment income reflects the higher investment income, partially offset by the higher operating expenses in the year ended December 31, 2023 compared to the period from March 18, 2022 (Inception) to December 31, 2022.

Net realized and unrealized gain or loss

Net realized gain (loss) for the year ended December 31, 2023 and for the period from March 18, 2022 (Inception) to December 31, 2022 was $0.1 million and $0.0 million, respectively.

For the year ended December 31, 2023 and the period from March 18, 2022 (Inception) to December 31, 2022, the change in net unrealized appreciation (depreciation) was $5.3 million and $(3.3) million, respectively. The change in net unrealized appreciation (depreciation) for the year ended December 31, 2023 was primarily driven by unrealized gains across the portfolio from tighter market spreads during the year. The change in net unrealized appreciation (depreciation) for the period from March 18, 2022 (Inception) to December 31, 2022 was primarily driven by unrealized depreciation across the portfolio due to wider yield spreads during the period.

Incentive compensation

The income component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less aggregate income incentive compensation previously paid in with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 5.0% total return hurdle on daily weighted average unreturned capital contributions (the “Hurdle Rate”). The capital gains component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate realized capital gains (computed net of realized losses and net of unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid or distributed in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The capital gains component will be paid in full prior to payment of the income component. In any case, incentive compensation (including both the income and capital gains components) will only be paid to the extent the trailing twelve quarter (or if shorter, the number of calendar quarters that have occurred since commencement of the fund) total return of the Fund after incentive compensation and including such payment would equal or exceed a 5% annual total return on daily weighted average unreturned contributed capital contributions for such period. For the year ended December 31, 2023, $3.3 million in incentive fees were earned and waived respectively as the Investment Adviser has contractually agreed under the Expense Support Agreement to waive any incentive fees through December 31, 2023 following the date of the commencement of the Fund’s operations.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. For the year ended December 31, 2023, excise tax expenses of $0.1 million was recorded, based on the amount of tax-basis ordinary income carried forward at the year-end.

Net increase (decrease) in net assets resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $28.3 million and $0.5 million, respectively for the year ended December 31, 2023 and for the period from March 18, 2022 (Inception) to December 31, 2022.

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

On September 8, 2023, the Borrower entered into Amendment No. 1 to the Credit Facility (the “Amendment”). The Amendment extended the term commitment termination date under the Credit Facility with respect to term commitments entered into on the closing date to December 8, 2023. On December 15, 2023, the Borrower entered into Amendment No. 2 to the Credit Facility (the "Second Amendment"). The Second Amendment increased the total revolving commitments from $50.0 million to $75.0 million, increased total term commitments from $150.0 million to $225.0 million, and increased the facility margin level applicable to the borrower. The Credit Facility includes usual and customary events of default for credit facilities of this nature. Borrowings under the Credit Facility are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act. As of December 31, 2023, there was $156.0 million drawn on the Credit Facility.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. After obtaining shareholder approval by written consent on March 16, 2022, the Fund’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of December 31, 2023, the Fund's asset coverage ratio was 251%.

Net cash used in operating activities for the year ended December 31, 2023 was $160.0 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $178.0 million, and net investment income (net of non-cash income and expenses) of approximately $18.0 million.

Net cash provided by financing activities was $162.7 million for the year ended December 31, 2023, consisting primarily of $91.8 million in proceeds from share issuances, $61.0 million in credit facility draws (net of repayments), and $11.9 million contribution received in advance, offset by $1.7 million dividends paid in cash to shareholders and $0.3 million in payments of debt issuance costs.

At December 31, 2023, we had $20.4 million in cash and cash equivalents.

Share Transactions

The following table summarizes transactions in Common Shares for the year ended December 31, 2023 and the period from March 18, 2022 (Inception) to December 31, 2022:

	Year ended December 31, 2023		For the period from March 18, 2022 (Inception) to December 31, 2022
	Shares	Amount	Shares	Amount
Institutional Class
Subscriptions	3,934,546	$96,737,065	4,892,367	$118,655,300
Share transfers between classes	—	—	—	—
Distributions reinvested	705,362	17,295,327	76,209	1,819,100
Share Repurchases	—	—	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	4,639,908	$114,032,392	4,968,576	$120,474,400

Class S
Subscriptions	—	—	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Share Repurchases	—	—	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	—	—	—	—

Class D	—	—	—	—
Subscriptions	—	—	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Share Repurchases	—	—	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	—	—	—	—

The following table presents information with respect to the Fund's repurchases for the year ended December 31, 2023:

Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
May 31, 2023	—	—	N/A	N/A	—	—
August 31, 2023	—	—	N/A	N/A	—	—
November 30, 2023	—	—	N/A	N/A	—	—

______________________

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
There were no repurchase requests received in any of the available periods.
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

On June 3, 2022, the Fund entered into the Credit Facility, a $200 million revolving credit facility that matures on June 3, 2032 and generally bears interest at a floating rate. We cannot assure shareholders that we will be able to enter into any other credit facilities on favorable terms or at all. In connection with any other credit facilities or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. On September 8, 2023, the Borrower entered into Amendment No. 1 to the Credit Facility. The Amendment extended the term commitment termination date under the Credit Facility with respect to term commitments entered into on the closing date to December 8, 2023. On December 15, 2023, the Borrower entered into Amendment No. 2 to the Credit Facility. The Second Amendment increased the total revolving commitments from $50.0 million to $75.0 million, increased total term commitments from $150.0 million to $225.0 million, and increased the facility margin level applicable to the borrower. The Credit Facility includes usual and customary events of default for credit facilities of this nature. Borrowings under the Credit Facility are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act. As of December 31, 2023, there was $156.0 million drawn on the Credit Facility.

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

The following table summarizes the Fund’s dividends declared and paid for the year ended December 31, 2023 and the period from March 18, 2022 (Inception) to December 31, 2022:

Institutional Class Shares

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
September 29, 2022	September 29, 2022	October 27, 2022	Regular	$0.15	$439,782
October 28, 2022	October 28, 2022	November 28, 2022	Regular	0.15	634,004
November 29, 2022	November 29, 2022	December 27, 2022	Regular	0.16	747,485
December 29, 2022	December 29, 2022	January 27, 2023	Regular	0.17	844,657
December 29, 2022	December 29, 2022	January 27, 2023	Special	0.12	596,229
				$0.75	$3,262,157
January 30, 2023	January 30, 2023	February 27, 2023	Regular	0.17	890,298
February 15, 2023	February 22, 2023	March 27, 2023	Regular	0.18	1,012,545
March 24, 2023	March 29, 2023	April 26, 2023	Regular	0.20	1,181,081
April 25, 2023	April 27, 2023	May 26, 2023	Regular	0.21	1,304,322
May 26, 2023	May 30, 2023	June 27, 2023	Regular	0.21	1,340,292
June 30, 2023	June 30, 2023	July 26, 2023	Regular	0.21	1,379,449
July 27, 2023	July 28, 2023	August 28, 2023	Regular	0.21	1,429,513
August 31, 2023	August 30, 2023	September 26, 2023	Regular	0.22	1,588,580
September 29, 2023	September 29, 2023	October 26, 2023	Regular	0.22	1,715,730
October 30, 2023	October 30, 2023	November 27, 2023	Regular	0.23	1,905,609
October 30, 2023	October 30, 2023	November 27, 2023	Special	0.10	828,526
November 22, 2023	November 28, 2023	December 26, 2023	Regular	0.23	2,052,362
November 22, 2023	November 28, 2023	December 26, 2023	Special	0.10	892,332
December 21, 2023	December 27, 2023	January 24, 2024	Regular	0.23	2,209,951
December 21, 2023	December 27, 2023	January 24, 2024	Special	0.15	1,441,272
				$2.87	$21,171,862

Class S Shares

No Class S shares were outstanding for the year ended December 31, 2023 and the period from March 18, 2022 (Inception) to December 31, 2022.

Class D Shares

No Class D shares were outstanding for the year ended December 31, 2023 and the period from March 18, 2022 (Inception) to December 31, 2022.

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

Recent Developments

On January 2, 2024, the Fund accepted $11,924,839 of additional subscriptions, to purchase $11,924,839 of additional institutional shares, par value $0.001 per share. On January 22, 2024, the number of shares being purchased was fixed when the purchase price of $24.85 per share was determined by the Fund. As a result, the Fund issued 479,873 shares and received $11,924,839 in proceeds.

On February 1, 2024, the Fund accepted $11,437,165 of additional subscriptions, to purchase $11,437,165 of additional institutional shares, par value $0.001 per share. On February 21, 2024, the number of shares being purchased was fixed when the purchase price of $24.92 per share was determined by the Fund. As a result, the Fund issued 458,955 shares and received $11,437,165 in proceeds.

On January 26, 2024, the Fund declared a regular distribution for its Institutional Shares in an amount of $0.23 per share for its Institutional Shares. The distribution will be payable to shareholders of record at the close of business on January 30, 2024 and will be paid on February 27, 2024. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund's distribution reinvestment plan.

On February 23, 2024, the Fund declared a regular distribution for its Institutional Shares in an amount of $0.23 per share for its Institutional Shares. The distribution will be payable to shareholders of record at the close of business on February 28, 2024 and will be paid on March 27, 2024. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund's distribution reinvestment plan.

On February 27, 2024, the Fund entered into a Second Amended and Restated Investment Advisory Agreement by and between the Fund and the Investment Adviser, solely for the purpose of capping the capital gains component of the incentive fee payable by the Fund as the lesser of (i) 12.5% of the aggregate realized capital gains (computed net of realized losses and net of unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid or distributed in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters or (ii) 12.5% of cumulative aggregate realized capital gains (computed net of realized losses and net of unrealized capital depreciation, if any) since commencement of the Fund, less capital gains incentive compensation previously paid or distributed since commencement of the Fund.

On February 27, 2024, prior to the initial issuance of Class D Shares or Class S Shares by the Fund, the Fund amended and restated its Distribution and Service Plan solely for the purpose of clarifying the timing of calculation and payment of the Shareholder Servicing and/or Distribution Fee payable by the Fund.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2023, 99.8% of debt investments in our portfolio bore interest based on floating rates, such as LIBOR, SOFR, or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2023, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 90.6%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2023, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$7,575,173	$0.79
Up 200 basis points	5,050,115	0.53
Up 100 basis points	2,525,058	0.26
Down 100 basis points	(2,525,058)	(0.26)
Down 200 basis points	(5,050,115)	(0.53)
Down 300 basis points	(7,575,173)	(0.79)

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	102
Consolidated Statement of Assets and Liabilities as of December 31, 2023 and December 31, 2022	103
Consolidated Statement of Operations for the year ended December 31, 2023 and for the period from March 18, 2022 (Inception) to December 31, 2022	104
Consolidated Statement of Changes in Net Assets for the year ended December 31, 2023 and for the period from March 18, 2022 (Inception) to December 31, 2022	105
Consolidated Statement of Cash Flows for the year ended December 31, 2023 and for the period from March 18, 2022 (Inception) to December 31, 2022	106
Consolidated Schedule of Investments as of December 31, 2023 and December 31, 2022	107
Notes to Financial Statements	119

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees of BlackRock Private Credit Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Blackrock Private Credit Fund (the "Fund"), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, cash flows, and consolidated financial highlights (in Note 9) for the year ended December 31, 2023, and for the period from March 18, 2022 (inception) through December 31, 2022, and the related consolidated notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023 and 2022, and the results of its operations, changes in net assets, cash flows, and financial highlights for the year ended December 31, 2023, and for the period from March 18, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error orfraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 1, 2024

We have served as the Fund’s auditor since 2022.

BlackRock Private Credit Fund

Consolidated Statements of Assets and Liabilities

	December 31, 2023	December 31, 2022
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $398,929,289 and $210,903,951, respectively)	$400,926,373	$207,554,379
Total investments (cost of $398,929,289 and $210,903,951, respectively)	400,926,373	207,554,379

Cash and cash equivalents	20,393,858	17,633,729
Interest, dividends and fees receivable	3,399,769	1,265,323
Deferred debt issuance costs	1,906,373	1,779,632
Receivable for investments sold	618,839	22,548
Prepaid expenses and other assets	773,376	283,390
Total assets	428,018,588	228,539,001

Liabilities
Debt	156,000,000	95,000,000
Payable for investments purchased	13,860,550	7,174,463
Contribution received in advance	11,924,839	4,950,000
Distribution payable	3,651,224	1,440,887
Interest and debt related payables	2,166,027	1,090,190
Reimbursements due to the Investment Adviser	247,942	48,566
Accrued expenses and other liabilities	1,363,980	1,149,618
Total liabilities	$189,214,562	$110,853,724

Commitments and contingencies (Note 5)

Net assets	$238,804,026	$117,685,277

Composition of net assets applicable to common shareholders
Common shares of beneficial interest, $0.001 par value; 9,608,484 and 4,968,576 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	$9,608	$4,969
Paid-in capital in excess of par	234,370,285	120,449,278
Distributable earnings (loss)	4,424,133	(2,768,970)
Total net assets	238,804,026	117,685,277
Total liabilities and net assets	$428,018,588	$228,539,001

Net assets per share	$24.85	$23.69

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Operations

	For the Year Ended December 31,	For the Period from March 18, 2022 (Inception) to December 31,
	2023	2022
Investment income
Interest income:
Non-controlled, non-affiliated investments	$34,238,323	$7,479,344
Total investment income	34,238,323	7,479,344

Operating expenses
Interest and other debt expenses	8,398,203	2,263,498
Incentive fees	3,332,075	—
Management fees	2,041,069	541,482
Administrative expenses	1,289,972	580,396
Professional fees	658,223	370,148
Director fees	271,500	158,708
Custody fees	224,751	75,490
Insurance expense	28,933	31,833
Other operating expenses	426,002	156,512
Total operating expenses, before management fee and incentive fee waivers	16,670,728	4,178,067
Management fee and incentive fee waivers	(5,373,144)	(541,482)
Total operating expenses, net of management fee and incentive fee waivers	11,297,584	3,636,585

Net investment income before taxes	22,940,739	3,842,759
Excise tax expense	106,746	20,153
Net investment income	22,833,993	3,822,606

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	77,570	—
Net realized gain (loss)	77,570	—

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	5,346,656	(3,349,572)
Net change in unrealized appreciation (depreciation)	5,346,656	(3,349,572)

Net realized and unrealized gain (loss)	5,424,226	(3,349,572)

Net increase (decrease) in net assets resulting from operations	$28,258,219	$473,034

Basic and diluted earnings (loss) per share (1)	$4.03	$(0.56)

Basic and diluted weighted average common shares outstanding	7,055,915	2,596,026

______________________

(1)
Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Changes in Net Assets

	Common Shares		Paid in Capital	Distributable	Total Net
	Shares	Par Amount	in Excess of Par	Earnings (loss)	Assets
Institutional Class:
Balance at March 18, 2022 (Inception)	4,000	$4	$99,996	$—	$100,000
Institutional Class:
Issuance of common shares in private offerings	4,888,367	4,889	118,550,411	—	118,555,300
Issuance of common shares from dividend reinvestment plan	76,209	76	1,819,024	—	1,819,100
Net investment income	—	—	—	3,822,606	3,822,606
Net realized and unrealized gain (loss)	—	—	—	(3,349,572)	(3,349,572)
Dividends paid to common shareholders	—	—	—	(3,262,157)	(3,262,157)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(20,153)	20,153	—
Balance at December 31, 2022	4,968,576	$4,969	$120,449,278	$(2,768,970)	$117,685,277

Institutional Class:
Issuance of common shares in private offerings	3,934,546	3,934	96,733,131	—	96,737,065
Issuance of common shares from dividend reinvestment plan	705,362	705	17,294,622	—	17,295,327
Net investment income	—	—	—	22,833,993	22,833,993
Net realized and unrealized gain (loss)	—	—	—	5,424,226	5,424,226
Dividends paid to common shareholders		—	—	(21,171,862)	(21,171,862)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(106,746)	106,746	—
Balance at December 31, 2023	9,608,484	$9,608	$234,370,285	$4,424,133	$238,804,026

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Cash Flows

	For the Year Ended December 31,	For the period from March 18, 2022 (Inception) to December 31,
	2023	2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$28,258,219	$473,034
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(77,570)	—
Change in net unrealized (appreciation) depreciation of investments	(5,346,656)	3,349,572
Net amortization of investment discounts and premiums	(3,167,347)	(526,436)
Interest and dividend income paid in kind	(694,111)	(128,409)
Amortization of deferred debt issuance costs	193,554	109,094
Changes in assets and liabilities:
Purchases of investments	(248,934,358)	(217,342,907)
Proceeds from disposition of investments	64,848,048	7,093,801
Decrease (increase) in interest, dividends and fees receivable	(2,134,446)	(1,265,323)
Decrease (increase) in receivable for investments sold	(596,291)	(22,548)
Decrease (increase) in prepaid expenses and other assets	(489,986)	(283,390)
Increase (decrease) in payable for investments purchased	6,686,087	7,174,463
Increase (decrease) in interest and debt related payables	1,075,837	1,090,190
Increase (decrease) in reimbursements due to the Investment Adviser	199,376	48,566
Increase (decrease) in accrued expenses and other liabilities	214,362	1,149,618
Net cash provided by (used in) operating activities	(159,965,282)	(199,080,675)

Financing activities
Proceeds from common shares sold	91,787,065	118,655,300
Contribution received in advance	11,924,839	4,950,000
Draws on credit facilities	121,000,000	135,000,000
Repayments of credit facility draws	(60,000,000)	(40,000,000)
Payments of debt issuance costs	(320,295)	(1,888,726)
Dividends paid in cash to shareholders	(1,666,198)	(2,170)
Net cash provided by (used in) financing activities	162,725,411	216,714,404

Net increase (decrease) in cash and cash equivalents (including restricted cash)	2,760,129	17,633,729
Cash and cash equivalents (including restricted cash) at beginning of period	17,633,729	—
Cash and cash equivalents (including restricted cash) at end of period	$20,393,858	$17,633,729

Supplemental cash flow information
Interest payments	$7,128,811	$1,064,214
Excise tax payments	$18,395	$—
Distribution payable	$3,651,224	$1,440,887
Reinvestment of dividends during the period	$17,295,327	$1,819,100

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Schedule of Investments

December 31, 2023

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments(A)
Aerospace & Defense
Arcline FM Holdings, LLC (Fairbanks Morse Defense)	First Lien Term Loan	SOFR(Q)	0.75%	5.51%	10.88%	6/23/2028	$9,576,077	$9,388,457	$9,600,017	2.27%	E
Peraton Corp.	First Lien Term Loan	SOFR(M)	0.75%	3.85%	9.21%	2/1/2028	$1,366,733	1,339,870	1,371,858	0.33%
								10,728,327	10,971,875	2.60%
Capital Markets
Learning Care Group (US) No. 2 Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.75%	10.11%	8/11/2028	$29,925	29,509	30,149	0.01%

Chemicals
Discovery Purchaser Corporation	First Lien Term Loan	SOFR(Q)	0.50%	4.38%	9.77%	10/4/2029	$782,115	729,370	773,598	0.18%
Momentive Performance Materials, Inc.	First Lien Term Loan	SOFR(M)	—	4.50%	9.86%	3/22/2028	$798,963	771,669	775,497	0.18%
W. R. Grace Holdings LLC	First Lien Term Loan	SOFR(Q)	0.50%	4.01%	9.36%	9/22/2028	$1,104,695	1,086,586	1,109,926	0.27%
								2,587,625	2,659,021	0.63%
Commercial Services & Supplies
Creative Artists Agency, LLC	First Lien Term Loan	SOFR(M)	—	3.50%	8.86%	11/27/2026	$1,290,254	1,281,980	1,297,196	0.31%
Dealer Tire, LLC	First Lien Term Loan	SOFR(M)	—	4.50%	9.86%	12/12/2025	$1,252,512	1,223,249	1,258,386	0.30%
Ensemble RCM, LLC	First Lien Term Loan	SOFR(Q)	—	3.85%	9.23%	8/3/2026	$1,121,620	1,112,772	1,125,024	0.27%
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.63%	8/23/2028	$1,444,982	1,417,028	1,422,296	0.34%	E
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	11.60%	8/23/2028	$1,002,215	982,105	986,480	0.23%	E
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	11.60%	9/19/2028	$2,490,277	2,368,570	2,367,136	0.56%	E
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Revolver	PRIME	0.75%	5.25%	13.75%	8/23/2027	$340,497	317,954	324,868	0.08%	E
TA TT Buyer, LLC (TouchTunes, Octave Music)	First Lien Term Loan	SOFR(Q)	0.50%	5.25%	10.35%	3/25/2029	$12,093,753	11,972,815	12,033,285	2.85%
Verscend Holding Corp.	First Lien Term Loan	SOFR(M)	—	4.11%	9.47%	8/27/2025	$2,391,706	2,371,825	2,402,660	0.57%
								23,048,298	23,217,331	5.51%
Construction & Engineering
Geo Parent Corporation	First Lien Term Loan	SOFR(S)	—	5.35%	10.80%	12/19/2025	$6,921,741	6,855,307	6,904,437	1.63%
Groupe Solmax Inc. (Canada), Solmax U.S. LP	First Lien Term Loan	SOFR(Q)	1.00%	5.01%	10.36%	5/29/2028	$2,455,919	2,340,440	2,365,357	0.56%	C
Legence Holdings LLC (Refficiency)	First Lien Term Loan	SOFR(M)	0.75%	3.50%	8.96%	12/16/2027	$250,718	249,011	251,371	0.06%
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	12.04%	2/1/2030	$753,223	733,576	741,925	0.18%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.65%	12.03%	2/1/2030	$119,916	114,341	115,305	0.03%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Revolver	SOFR(Q)	1.00%	6.65%	12.04%	2/1/2029	$—	(3,129)	(1,846)	—	D/E
NorthStar Group Services, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.61%	10.97%	11/9/2026	$5,410,295	5,327,025	5,406,914	1.28%
NorthStar Group Services, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.61%	10.97%	11/12/2026	$2,385,620	2,357,894	2,384,129	0.57%
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.36%	9/4/2029	$2,726,499	2,666,282	2,671,969	0.63%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.36%	9/4/2029	$962,993	941,724	943,733	0.22%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.00%	11.36%	9/4/2029	$624,114	553,957	611,633	0.15%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.00%	11.36%	9/4/2029	$—	—	(52,433)	(0.01)%	E
Vortex Companies, LLC	First Lien Revolver	SOFR(M)	1.00%	6.00%	11.36%	9/4/2029	$27,849	21,212	23,306	0.01%	E
								22,157,640	22,365,800	5.31%
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.00%	14.50%	9/21/2027	$2,675,369	2,625,454	2,581,731	0.61%	E
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.00%	14.64%	9/21/2027	$891,790	875,151	860,577	0.20%	E
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.85%	3/30/2029	$3,182,717	3,099,128	3,126,065	0.75%	E
Lucky US BuyerCo, LLC (Global Payments)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	12.85%	3/30/2029	$—	(10,789)	(7,290)	—	D/E
								6,588,944	6,561,083	1.56%
Containers & Packaging
Charter Next Generation, Inc.	First Lien Term Loan	SOFR(M)	0.75%	3.75%	9.22%	12/1/2027	$1,760,674	1,719,640	1,770,859	0.42%

Diversified Consumer Services
Amentum Government Services Holdings LLC	First Lien Term Loan	SOFR(M)	—	4.11%	9.47%	1/31/2027	$982,862	966,087	985,624	0.23%
Ascend Learning, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.60%	8.96%	12/10/2028	$1,105,323	1,065,905	1,088,130	0.26%
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.72%	9/14/2029	$4,500,924	4,418,385	4,459,966	1.06%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investment (Continued)

December 31, 2023

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Diversified Consumer Services (Continued)
Fusion Holding Corp. (Finalsite)	First Lien Revolver	SOFR(Q)	0.75%	6.25%	11.72%	9/15/2027	$—	$(6,187)	$(3,786)	—	D/E
Sotheby's	First Lien Term Loan	SOFR(Q)	0.50%	4.76%	10.16%	1/15/2027	$907,971	895,639	899,649	0.21%
								7,339,829	7,429,583	1.76%
Diversified Financial Services
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.35%	8/29/2029	$2,567,486	2,508,415	2,593,161	0.62%	E
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.88%	8/29/2029	$3,198,468	3,124,880	3,230,453	0.77%	E
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.25%	11.60%	8/29/2029	$185,198	173,358	187,050	0.04%	E
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.00%	11.38%	8/29/2029	$346,048	323,925	349,508	0.08%	E
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	11.63%	8/29/2029	$1,394,863	1,305,688	1,438,452	0.34%	E
Accordion Partners LLC	First Lien Revolver	SOFR(Q)	0.75%	6.00%	11.35%	8/31/2028	$1	(4,077)	1	—	D/E
Acuris Finance US, Inc.	First Lien Term Loan	SOFR(Q)	0.50%	4.15%	9.50%	2/16/2028	$973,010	952,115	974,075	0.23%
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	6.25%	11.71%	8/21/2028	$2,350,555	2,314,258	2,304,719	0.55%	E
GC Champion Acquisition LLC (Numerix)	First Lien Incremental Term Loan	SOFR(S)	1.00%	6.50%	11.96%	8/19/2028	$8,966,513	8,719,824	8,872,365	2.11%	E
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.25%	11.71%	8/21/2028	$652,932	642,849	640,200	0.15%	E
GC Waves Holdings, Inc. (Mercer)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.10%	11.46%	8/11/2028	$1,185,824	890,011	1,185,824	0.28%	E
TransNetwork, LLC	First Lien Term Loan	SOFR(Q)	0.50%	5.50%	10.87%	11/20/2030	$1,573,581	1,510,638	1,569,647	0.37%	E
White Cap Supply Holdings, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.75%	9.11%	10/19/2027	$827,452	797,602	830,212	0.20%
								23,259,486	24,175,667	5.74%
Energy Equipment & Services
Liquid Tech Solutions Holdings, LLC	First Lien Term Loan	SOFR(M)	0.75%	4.75%	10.22%	3/20/2028	$6,467,500	6,347,651	6,370,488	1.51%	E

Environmental, Maintenance & Security Service
TruGreen Limited Partnership	First Lien Term Loan	SOFR(M)	0.75%	4.10%	9.46%	11/2/2027	$480,406	470,106	464,913	0.11%

Food Products
Chobani, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.61%	8.97%	10/23/2027	$578,497	552,323	580,232	0.14%
Chobani, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.61%	8.97%	10/25/2027	$294,000	292,536	294,857	0.07%
Sovos Brands Intermediate, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.50%	9.14%	6/8/2028	$500,971	492,799	503,486	0.12%
								1,337,658	1,378,575	0.33%
Health Care Equipment & Supplies
Chariot Buyer, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.25%	8.71%	11/3/2028	$904,850	864,485	903,882	0.21%
Medline Borrower, LP	First Lien Term Loan	SOFR(M)	0.50%	3.11%	8.47%	10/21/2028	$914,272	890,642	919,913	0.22%
								1,755,127	1,823,795	0.43%
Health Care Providers & Services
AHP Health Partners, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.61%	8.97%	8/24/2028	$914,189	896,947	918,618	0.22%
CHG Healthcare Services, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.36%	8.72%	9/29/2028	$1,417,501	1,385,924	1,421,364	0.34%
ImageFirst Holdings, LLC	First Lien Term Loan	SOFR(S)	0.75%	5.00%	10.47%	4/27/2028	$4,679,401	4,560,193	4,679,401	1.11%
ImageFirst Holdings, LLC	First Lien 2023 Incremental Term Loan	SOFR(S)	0.75%	5.25%	10.72%	4/27/2028	$1,135,838	1,111,214	1,135,838	0.27%
ImageFirst Holdings, LLC	First Lien 2023 Delayed Draw Term Loan	SOFR(S)	0.75%	5.25%	10.72%	4/27/2028	$—	(4,949)	—	—	D
Ingenovis Health, Inc.	First Lien Term Loan	SOFR(M)	0.75%	3.75%	9.22%	3/5/2028	$659,171	649,105	641,868	0.15%
Premise Health Holding Corp.	First Lien Term Loan	SOFR(S)	0.50%	4.90%	10.25%	7/10/2025	$4,925,000	4,875,794	4,891,510	1.15%	E
U.S. Anesthesia Partners, Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.36%	9.71%	10/1/2028	$2,456,030	2,390,175	2,254,095	0.54%
								15,864,403	15,942,694	3.78%
Health Care Technology
Athenahealth Group Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.25%	8.61%	2/15/2029	$886,895	871,914	884,234	0.21%
Gainwell Acquisition Corp.	First Lien Term Loan	SOFR(Q)	0.75%	4.10%	9.45%	10/1/2027	$3,895,616	3,844,162	3,798,226	0.90%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Health Care Technology (Continued)
PointClickCare Technologies Inc. (Canada)	First Lien Term Loan	SOFR(Q)	0.75%	4.00%	9.35%	12/29/2027	$957,814	$955,868	$960,209	0.23%	C/E
Polaris Newco, LLC	First Lien Term Loan	SOFR(M)	0.50%	4.11%	9.47%	6/4/2028	$1,371,285	1,332,300	1,354,658	0.32%
								7,004,244	6,997,327	1.66%
Hotels, Restaurants & Leisure
Fertitta Entertainment, LLC	First Lien Term Loan	SOFR(M)	0.50%	4.00%	9.36%	1/27/2029	$1,171,387	1,133,099	1,173,402	0.28%
Mesquite Bidco, LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.10%	12.48%	11/30/2029	$11,032,131	10,705,844	10,701,168	2.53%	E
Mesquite Bidco, LLC	First Lien Revolver	SOFR(Q)	1.00%	7.00%	12.48%	11/30/2029	$—	(19,775)	(20,058)	—	D/E
Showtime Acquisition, L.L.C. (World Choice)	First Lien Term Loan	SOFR(Q)	1.00%	7.60%	12.98%	8/7/2028	$2,756,946	2,687,773	2,707,321	0.64%	E
Showtime Acquisition, L.L.C. (World Choice)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.60%	12.97%	8/7/2028	$—	(1,986)	(2,850)	—	D/E
Showtime Acquisition, L.L.C. (World Choice)	First Lien Revolver	SOFR(S)	1.00%	7.50%	13.40%	8/7/2028	$—	(4,965)	(3,562)	—	D/E
Whatabrands, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.11%	8.47%	8/3/2028	$1,032,685	999,339	1,035,731	0.25%
								15,499,329	15,591,152	3.70%
Household Durables
Bad Boy Mowers JV Acquisition, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.37%	11/9/2029	$7,510,059	7,325,923	7,209,657	1.71%	E

Insurance
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.60%	11.96%	10/2/2028	$479,506	470,914	485,010	0.12%	E
Alera Group, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.60%	11.96%	10/2/2028	$274,361	270,077	277,105	0.07%	E
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.60%	11.96%	11/17/2025	$—	(87,828)	—	—	D/E
Alliant Holdings Intermediate, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.50%	8.86%	10/31/2030	$1,735,112	1,702,640	1,744,985	0.41%
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	11.14%	8/31/2029	$2,989,756	2,941,368	2,959,858	0.70%	E
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.75%	11.14%	8/31/2029	$623,057	611,937	615,561	0.15%	E
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.75%	11.14%	8/31/2029	$(1)	(230,566)	(119,352)	(0.03)%	D/E
AmeriLife Holdings, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.75%	11.14%	8/31/2028	$—	(5,869)	(3,775)	—	D/E
AssuredPartners, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.61%	8.97%	2/12/2027	$983,232	958,013	986,919	0.23%
Galway Borrower LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	11.10%	9/29/2028	$3,582,000	3,519,170	3,492,450	0.83%	E
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	11.10%	9/29/2028	$—	(47,359)	(135,000)	(0.03)%	D/E
Higginbotham Insurance Agency, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.60%	10.96%	11/25/2026	$2,881,760	2,881,760	2,864,469	0.68%	E
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.60%	10.96%	11/25/2026	$840,186	840,186	835,145	0.20%	E
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.60%	10.96%	11/25/2028	$7,310,232	7,224,877	7,244,319	1.72%	E
HUB International Limited	First Lien Term Loan	SOFR(Q)	0.75%	4.25%	9.66%	6/20/2030	$1,459,787	1,459,787	1,467,896	0.35%
HUB International Limited	First Lien Incremental Term Loan	SOFR(Q)	0.75%	4.00%	9.37%	11/10/2029	$208,486	201,639	209,528	0.05%
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.89%	8/27/2026	$2,959,939	2,925,841	2,959,939	0.70%	E
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.39%	8/27/2026	$1,999,270	1,966,765	1,983,276	0.47%	E
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.39%	8/27/2026	$1,334,926	1,313,204	1,324,247	0.31%	E
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.39%	8/27/2026	$203,761	189,910	180,420	0.04%	E
Integrity Marketing Acquisition, LLC	First Lien Revolver	SOFR(Q)	0.75%	6.00%	11.39%	8/27/2026	$—	(164,703)	—	—	D/E
NFP Corp.	First Lien Term Loan	SOFR(M)	—	3.36%	8.72%	2/13/2027	$983,024	951,550	989,247	0.23%
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.50%	11.86%	7/19/2030	$3,422,931	3,360,354	3,457,160	0.82%	E
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan D	SOFR(M)	0.75%	6.11%	11.47%	7/19/2030	$—	(31,367)	34,315	0.01%	D/E
RSC Acquisition, Inc. (Risk Strategies)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.02%	11.39%	10/30/2026	$546,041	546,041	540,581	0.13%	E
RSC Acquisition, Inc. (Risk Strategies)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.02%	11.39%	10/30/2026	$243,378	189,578	228,089	0.05%	E
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	First Lien Term Loan	SOFR(M)	—	3.75%	9.11%	9/3/2026	$1,922,008	1,888,391	1,930,282	0.46%
USI, Inc.	First Lien Term Loan	SOFR(Q)	—	3.00%	8.36%	11/22/2029	$2,502,602	2,492,241	2,510,623	0.60%
								38,338,551	39,063,297	9.27%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Internet & Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.40%	11.79%	12/29/2027	$2,299,629	$2,174,189	$2,139,805	0.51%	E
Syndigo, LLC	First Lien Term Loan	SOFR(M)	0.75%	4.50%	9.97%	12/14/2027	$1,259,338	1,225,927	1,234,938	0.29%
								3,400,116	3,374,743	0.80%
Internet & Direct Marketing Retail
Pug LLC	First Lien Term Loan	SOFR(M)	—	3.61%	8.97%	2/12/2027	$736,195	713,646	726,223	0.17%

Internet Software & Services
Anaconda, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.50%	12.87%	8/22/2027	$841,208	834,920	825,225	0.20%	E
Anaconda, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.50%	12.85%	8/22/2027	$700,040	693,996	686,739	0.16%	E
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(Q)	1.00%	7.25%	12.63%	1/26/2029	$2,110,569	2,057,121	2,074,267	0.49%	C/E
Bynder Bidco B.V. (Netherlands)	First Lien Revolver B	SOFR(Q)	1.00%	7.25%	12.63%	1/26/2029	$—	(1,194)	(2,944)	—	C/D/E
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(Q)	1.00%	7.25%	12.63%	1/26/2029	$582,226	567,482	572,212	0.14%	C/E
Bynder Bidco, Inc. (Netherlands)	First Lien Revolver A	SOFR(Q)	1.00%	7.25%	12.63%	1/26/2029	$—	(4,335)	(811)	—	C/D/E
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.89%	8/29/2029	$8,579,230	8,376,980	8,367,323	1.98%	E
e-Discovery Acquireco, LLC (Reveal)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.89%	8/29/2029	$—	(18,386)	(19,264)	—	D/E
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	13.47%	7/8/2027	$2,651,286	2,633,764	2,651,286	0.63%	E
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(M)	0.50%	3.85%	9.19%	3/1/2029	$709,200	691,301	708,168	0.17%
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	5.26%	10.64%	7/27/2028	$2,462,312	2,392,230	1,762,092	0.42%
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	—	12.00%	12.00%	7/27/2028	$841,504	776,449	652,166	0.15%	E
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.88%	2/1/2029	$1,445,490	1,414,859	1,461,390	0.35%	E
Oranje Holdco, Inc. (KnowBe4)	First Lien Revolver	SOFR(Q)	1.00%	7.75%	13.13%	2/1/2029	$—	(3,829)	—	—	D/E
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Term Loan	SOFR(Q)	0.75%	0.90% Cash + 6.25% PIK	12.53%	1/24/2028	$3,165,951	3,122,916	3,134,608	0.74%	C/E
								23,534,274	22,872,457	5.43%
IT Services
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.60%	10/19/2028	$3,776,510	3,701,040	3,833,158	0.91%	E
Avalara, Inc.	First Lien Revolver	SOFR(Q)	0.75%	7.25%	12.60%	10/19/2028	$—	(7,547)	—	—	D/E
CrewLine Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.10%	11/8/2030	$9,559,143	9,325,212	9,463,553	2.24%	E
CrewLine Buyer, Inc. (New Relic)	First Lien Revolver	SOFR(Q)	1.00%	6.75%	12.10%	11/8/2030	$—	(24,368)	(9,957)	—	D/E
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.35%	12/29/2028	$2,254,609	2,198,288	2,191,480	0.52%	E
Madison Logic Holdings, Inc.	First Lien Revolver	SOFR(Q)	1.00%	7.00%	12.35%	12/30/2027	$—	(3,908)	(4,565)	—	D/E
Research Now Group, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.76%	11.14%	12/20/2024	$2,454,308	2,399,345	1,832,889	0.44%
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.88%	5/13/2030	$4,099,217	4,006,111	4,074,622	0.97%	E
Serrano Parent, LLC (Sumo Logic)	First Lien Revolver	SOFR(Q)	0.75%	4.26%	9.64%	5/13/2030	$—	(9,311)	(2,460)	—	D/E
Zelis Cost Management Buyer, Inc.	First Lien Term Loan	SOFR(M)	—	3.61%	8.97%	9/30/2026	$1,229,342	1,212,957	1,233,294	0.29%
								22,797,819	22,612,014	5.37%
Life Sciences Tools & Services
Alcami Corporation	First Lien Term Loan	SOFR(M)	1.00%	7.10%	12.46%	12/21/2028	$988,833	960,144	1,008,610	0.24%	E
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.10%	12.46%	12/21/2028	$—	(2,414)	1,665	—	D/E
Alcami Corporation	First Lien Revolver	SOFR(M)	1.00%	7.10%	12.46%	12/21/2028	$—	(3,862)	—	—	D/E
Curia Global, Inc.	First Lien Term Loan	SOFR(M)	0.75%	3.85%	9.23%	8/30/2026	$1,460,932	1,429,243	1,318,951	0.31%
Parexel International, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.36%	8.72%	11/15/2028	$164,920	157,502	166,095	0.04%
								2,540,613	2,495,321	0.59%
Machinery
AI Aqua Merger Sub, Inc. (Osmosis Buyer) (United Kingdom)	First Lien Term Loan	SOFR(M)	0.50%	3.75%	9.09%	7/30/2028	$1,413,671	1,365,855	1,416,512	0.34%	C
Blackbird Purchaser, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	10.86%	12/19/2030	$2,394,823	2,347,170	2,346,927	0.56%	E
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	10.86%	12/19/2030	$—	(9,405)	(9,453)	—	D/E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Blackbird Purchaser, Inc.	First Lien Revolver	SOFR(Q)	0.75%	5.50%	10.86%	12/19/2029	$—	$(6,265)	$(6,302)	—	D/E
CPM Holdings Inc.	First Lien Term Loan	SOFR(M)	1.00%	4.50%	9.84%	9/22/2028	$388,000	382,443	389,779	0.09%
Distributed Power	First Lien Term Loan	SOFR(M)	1.00%	4.25%	6.00%	10/31/2028	$378,993	377,098	379,783	0.09%
Indicor, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.00%	9.35%	11/22/2029	$496,256	493,460	497,963	0.12%
Madison IAQ LLC	First Lien Term Loan	SOFR(M)	0.50%	3.36%	8.72%	6/21/2028	$1,026,835	975,430	1,025,084	0.24%
Service Logic Acquisition Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.26%	9.64%	10/29/2027	$2,456,207	2,384,248	2,458,246	0.58%
								8,310,034	8,498,539	2.02%
Media
NEP Group, Inc. et al	First Lien Revolver	SOFR(M)	—	3.36%	8.72%	8/19/2026	$4,409,263	4,044,679	4,221,869	1.00%
Radiate Holdco, LLC	First Lien Term Loan	SOFR(M)	0.75%	3.25%	8.72%	9/25/2026	$1,371,346	1,337,884	1,104,578	0.26%
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.01% Cash + 0.5% PIK	12.89%	12/31/2024	$3,525,813	3,496,551	3,331,893	0.79%	E
Zayo Group Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.33%	9.68%	3/9/2027	$717,225	704,485	618,384	0.15%
								9,583,599	9,276,724	2.20%
Oil, Gas & Consumable Fuels
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.06%	10/2/2029	$1,276,947	1,239,564	1,245,023	0.30%	E

Paper & Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	11.44%	11/30/2026	$4,896,719	4,762,351	4,728,762	1.13%	E
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.15%	11.56%	12/23/2026	$1,586,722	1,550,889	1,529,600	0.36%	E
								6,313,240	6,258,362	1.49%
Pharmaceuticals
Nephron Pharmaceuticals Corp. et al	First Lien Term Loan B	SOFR(Q)	1.50%	9.00%	14.57%	9/11/2026	$9,079,279	8,753,220	7,853,576	1.86%	E

Professional Services
Allied Benefit Systems Intermediate, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	10.63%	10/31/2030	$7,985,796	7,868,914	7,929,895	1.88%	E
Allied Benefit Systems Intermediate, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	10.63%	10/31/2030	$—	(21,381)	(10,226)	—	D/E
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	10.61%	6/30/2028	$2,158,673	2,126,328	2,078,154	0.49%	E
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	11.11%	6/30/2028	$752,921	738,579	738,164	0.18%	E
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	10.61%	6/30/2028	$—	(18,486)	(19,021)	—	D/E
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	10.61%	6/30/2028	$889,307	875,975	856,136	0.20%	E
Cherry Bekaert Advisory, LLC	First Lien Revolver	SOFR(M)	0.75%	5.25%	10.61%	6/30/2028	$—	(6,701)	(16,683)	—	D/E
Deerfield Dakota Holding, LLC	First Lien Term Loan	SOFR(Q)	1.00%	3.75%	9.10%	4/9/2027	$942,148	914,860	935,082	0.22%
DTI Holdco, Inc. (Epiq)	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	10.13%	4/21/2029	$2,468,750	2,371,727	2,446,272	0.58%
Element Materials Technology Group US Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.50%	4.35%	9.70%	6/22/2029	$470,174	465,373	467,235	0.11%
Element Materials Technology Group US Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.50%	4.35%	9.70%	6/24/2029	$223,514	221,242	222,117	0.05%
GI Consilio Parent, LLC	First Lien Term Loan	SOFR(M)	0.50%	4.50%	9.97%	5/12/2028	$11,000,000	10,794,210	11,000,000	2.62%	E
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.62%	8/18/2028	$1,152,092	1,136,049	1,145,179	0.27%	E
Monotype Imaging Holdings, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	10.45%	10/9/2026	$2,456,030	2,405,418	2,470,349	0.59%
OMNIA Partners, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.25%	9.63%	7/18/2030	$265,996	263,465	267,992	0.06%
OMNIA Partners, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.25%	9.63%	7/18/2030	$—	(119)	188	—	D
Syntellis Performance Solutions, LLC (Axiom Global, Inc.)	First Lien Incremental Term Loan	SOFR(M)	0.75%	4.85%	10.21%	7/31/2027	$2,984,456	2,931,410	2,909,845	0.69%	E
Vensure Employer Services, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	10.12%	2/28/2027	$4,944,375	4,944,375	4,803,460	1.14%	E
Vensure Employer Services, Inc.	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	5.25%	10.63%	2/26/2027	$816,139	715,756	717,095	0.17%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Professional Services (Continued)
Vensure Employer Services, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	10.12%	2/28/2027	$—	$(22)	$(47)	—	D/E
VT TopCo, Inc. (Veritext)	First Lien Term Loan	SOFR(M)	0.50%	4.25%	9.61%	8/3/2030	$5,000,000	4,952,669	5,031,250	1.19%
								43,679,641	43,972,436	10.44%
Real Estate Management & Development
Forest City Enterprises, L.P.	First Lien Term Loan	SOFR(M)	—	3.61%	8.97%	12/8/2025	$902,764	891,545	859,318	0.20%

Software
Applied Systems, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.50%	4.50%	9.85%	9/19/2026	$510,145	508,851	513,101	0.12%
Barracuda Parent LLC	First Lien Term Loan	SOFR(Q)	—	4.50%	9.88%	8/15/2029	$574,200	561,664	562,179	0.13%
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(S)	1.00%	7.25%	12.72%	9/12/2029	$12,076,774	11,790,144	11,871,470	2.83%	E
Bluefin Holding, LLC (Allvue)	First Lien Revolver	SOFR(S)	1.00%	7.25%	12.72%	9/12/2029	$—	(28,259)	(20,241)	—	D/E
Boxer Parent Company, Inc.	First Lien Term Loan	SOFR(M)	—	4.25%	9.61%	12/29/2029	$1,302,660	1,263,621	1,313,895	0.31%
Capstone Borrower, Inc. (Cvent, Inc.)	First Lien Term Loan B	SOFR(Q)	—	3.75%	9.10%	5/17/2030	$4,990,385	4,921,163	5,002,861	1.19%
Central Parent Inc.	First Lien Term Loan	SOFR(Q)	0.50%	4.00%	9.35%	7/6/2029	$992,500	974,748	999,269	0.24%
Cloudera, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.85%	9.21%	10/8/2028	$162,737	152,443	161,618	0.04%
Cornerstone OnDemand, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.86%	9.22%	10/15/2028	$736,914	704,284	714,807	0.17%
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.89%	3/30/2029	$2,327,225	2,276,397	2,331,879	0.55%	E
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	12.89%	3/30/2029	$—	(5,083)	—	—	D/E
Epicor Software Corp.	First Lien Term Loan	SOFR(M)	0.75%	3.36%	8.72%	7/31/2027	$2,125,335	2,082,403	2,135,398	0.51%
Flexera Software, LLC	First Lien Term Loan	SOFR(M)	0.75%	3.75%	9.22%	3/3/2028	$733,651	716,948	734,168	0.17%
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.62%	5/22/2029	$3,886,777	3,819,376	3,805,155	0.90%	E
Fusion Risk Management, Inc.	First Lien Revolver	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.62%	5/22/2029	$—	(12,596)	(9,610)	—	D/E
Greeneden U.S. Holdings II, LLC	First Lien Term Loan	SOFR(M)	0.75%	4.11%	9.47%	12/1/2027	$2,709,633	2,667,976	2,723,411	0.65%
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.22%	7/9/2029	$1,550,326	1,527,349	1,549,240	0.37%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.22%	7/9/2029	$1,197,985	1,179,932	1,197,146	0.28%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	12.22%	7/9/2029	$—	(21,443)	(760)	—	D/E
GTY Technology Holdings Inc.	First Lien Revolver	PRIME	0.75%	5.25%	13.75%	7/9/2029	$26,438	22,260	26,253	0.01%	E
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(S)	0.75%	8.00%	13.43%	8/7/2028	$2,321,514	2,275,240	2,286,924	0.54%	E
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.21%	11/1/2027	$939,965	924,763	939,119	0.22%	E
Maverick Bidco, Inc. (Mitratech)	First Lien No. 2 Term Loan	SOFR(Q)	0.75%	4.51%	9.89%	5/18/2028	$6,965,000	6,687,228	6,904,056	1.64%
MH Sub I, LLC (Micro Holding Corp.)	First Lien 2023 Incremental Term Loan	SOFR(M)	1.00%	4.25%	9.61%	4/25/2028	$1,452,700	1,420,930	1,430,910	0.34%
Planview Parent, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.26%	9.61%	12/17/2027	$825,671	804,073	820,457	0.19%
Proofpoint, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.36%	8.72%	8/31/2028	$1,618,470	1,575,776	1,621,221	0.38%
Sophia, L.P.	First Lien Term Loan	SOFR(M)	0.50%	3.60%	8.96%	10/7/2027	$1,943,914	1,897,729	1,950,446	0.46%
Sovos Compliance, LLC (fka Taxware, LLC)	First Lien Term Loan	SOFR(M)	0.50%	4.50%	9.97%	8/11/2028	$309,539	303,683	306,444	0.07%
TIBCO Software Inc.	First Lien Term Loan	SOFR(Q)	0.50%	4.60%	9.95%	3/30/2029	$1,290,250	1,191,481	1,263,561	0.30%
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.50%	11.86%	7/25/2029	$9,406,523	9,144,926	9,135,616	2.17%	E
Trintech, Inc.	First Lien Revolver	SOFR(M)	1.00%	6.50%	11.86%	7/25/2029	$206,737	186,614	185,898	0.04%	E
UKG Inc.	First Lien Term Loan	SOFR(Q)	—	3.75%	9.23%	5/3/2026	$1,999,205	1,962,409	2,006,442	0.48%
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.00% Cash + 3.25% PIK	11.61%	11/22/2028	$2,507,409	2,467,643	2,519,946	0.60%	E
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.00% Cash + 3.25% PIK	11.61%	11/22/2028	$—	(4,981)	3,055	—	D/E
Zendesk Inc.	First Lien Revolver	SOFR(Q)	0.75%	3.00% Cash + 3.25% PIK	11.61%	11/22/2028	$—	(4,094)	—	—	D/E
								65,935,598	66,985,334	15.90%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2023

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Specialty Retail
Fender Musical Instruments Corp.	First Lien Term Loan	SOFR(M)	0.50%	4.10%	9.46%	12/1/2028	$2,464,678	$2,374,087	$2,421,546	0.58%	E
Mavis Tire Express Services Topco Corp.	First Lien Term Loan	SOFR(M)	0.75%	4.00%	9.47%	5/4/2028	$1,002,995	970,300	1,006,129	0.24%
MED ParentCo, LP	First Lien Term Loan	SOFR(M)	—	4.25%	9.72%	8/31/2026	$356,571	341,358	354,054	0.08%
Woof Holdings, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.01%	9.36%	12/21/2027	$944,622	920,445	769,697	0.18%
								4,606,190	4,551,426	1.08%
Trading Companies & Distributors
BCPE Empire Holdings, Inc.	First Lien 2023 Extended Term Loan	SOFR(M)	1.00%	4.75%	10.11%	12/11/2028	$675,587	669,543	678,249	0.16%
SRS Distribution, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.61%	8.97%	6/2/2028	$1,243,165	1,199,524	1,246,795	0.30%
								1,869,067	1,925,044	0.46%
Transportation Infrastructure
Apple Bidco, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.50%	8.86%	9/23/2028	$444,885	443,780	445,025	0.11%
Bleriot US Bidco Inc.	First Lien Term Loan	SOFR(Q)	—	4.26%	9.61%	10/30/2026	$1,071,555	1,060,421	1,077,197	0.26%
Brown Group Holding, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.75%	9.11%	7/1/2029	$1,866,822	1,854,632	1,874,345	0.44%
								3,358,833	3,396,567	0.81%

Total Debt Investments - 167.9% of Net Assets								398,929,289	400,926,373	95.16%

Total Investments - 167.9% of Net Assets								398,929,289	400,926,373	95.16%

Cash and Cash Equivalents - 8.5% of Net Assets									20,393,858	4.84%

Total Cash and Investments - 176.4% of Net Assets									421,320,231	100.00%

Notes to Schedule of Investments:

(A)
Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933 (the “Securities Act”). Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)
99.8% of the fair value of total senior secured loans in the Fund’s portfolio bear interest at a floating rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR”), “L”, or the Secured Overnight Financing Rate (“SOFR”), “S”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”. In addition, 90.6% of the fair value of such senior secured loans have floors of 0.50% to 2.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2023 of all contracts within the specified loan facility. LIBOR or SOFR reset monthly (M), quarterly (Q) or semiannually (S).
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
(E)
Investments are considered Level 3 in accordance with ASC Topic 820 (see Note 2).
(F)
As of December 31, 2023, the Fund generally uses GICS codes to identify the industry groupings.

Aggregate acquisitions and aggregate dispositions of investments totaled $249,628,469 and $64,848,048, respectively for the year ended December 31, 2023. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on investments. As of December 31, 2023, approximately 2.5% of the total assets of the Fund were not qualifying assets under Section 55(a) of the 1940 Act.

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

December 31, 2023

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

Investment Valuation

Pursuant to Rule 2a-5 under the 1940 Act, which establishes requirements for determining fair value in good faith for purposes of the 1940 Act, the Fund's Board of Trustees designated the Investment Adviser as the Fund's valuation designee (the "Valuation Designee") to perform certain fair value functions, including performing fair value determinations on July 28, 2022. As required by the Rule 2a-5, the Valuation Designee provides periodic fair valuation reporting and notifications on behalf of the Fund to the Board of Trustees to facilitate the Board of Trustees' oversight duties.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

2. Summary of Significant Accounting Policies (Continued)

At December 31, 2023, the Fund’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Total
1	Quoted prices in active markets for identical assets	$—	$—
2	Other direct and indirect observable market inputs(2)	151,252,920	151,252,920
3	Valuation sources that employ significant unobservable inputs	249,673,453	249,673,453
Total		$400,926,373	$400,926,373

______________________

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2023 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1)
Bank Debt	$209,935,097	Income approach	Discount rate	9.0% - 20.7% (11.5%)
	39,738,356	Market quotations	Indicative bid/ask quotes	1 (1)
	$249,673,453

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 for the year ended December 31, 2023 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Total
Beginning balance	$76,785,839	$76,785,839
Net realized and unrealized gains (losses)	2,142,650	2,142,650
Acquisitions(1)	184,007,546	184,007,546
Dispositions	(7,995,957)	(7,995,957)
Transfers into Level 3(2)	403,640	403,640
Transfers out Level 3(3)	(5,670,265)	(5,670,265)
Ending balance	$249,673,453	$249,673,453

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$2,257,510	$2,257,510

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At December 31, 2023, included in cash and cash equivalents was $5.0 million (2.1% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 5.20%. At December 31, 2022, included in cash and cash equivalents was $11.0 million (9.4% of net assets) held in JP Morgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.12%.

Restricted Investments

The Fund may invest without limitation in instruments that are subject to legal or contractual restrictions on resale. These instruments generally may be resold to institutional investors in transactions exempt from registration or to the public if the securities are registered. Disposal of these investments may involve time-consuming negotiations and additional expense, and prompt sale at an acceptable price may be difficult. Restricted investments, including any restricted investments in affiliates, are valued in accordance with the investment valuation policies discussed above. The Fund did not hold any restricted investments at December 31, 2023 and December 31, 2022.

Foreign Currency Investments

The Fund may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at December 31, 2023 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Fund did not hold any investments denominated in foreign currency at December 31, 2023 and 2022.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

2. Summary of Significant Accounting Policies (Continued)

Organization and Offering Costs

The Fund has entered into a Fee Waiver and Expense Support and Reimbursement Agreement (the “Expense Support Agreement”) with the Investment Adviser. Pursuant to the Expense Support Agreement, the Investment Adviser has paid all of the Fund’s organizational and offering expenses on the Fund’s behalf (each, an “Expense Payment”).

During each of the 36 months following the commencement of the Fund’s operations, the Fund will reimburse the Investment Adviser for any and all Expense Payments incurred by the Investment Adviser under the Expense Support Agreement to the extent that the Fund’s annual Operating Expenses (as defined below) do not exceed 1.25% of the value of the Fund’s net assets, calculated monthly based on month-end net assets. “Operating Expenses” for purposes of the Expense Support Agreement means all annual operating expenses of the Fund incurred in the ordinary course of business, excluding offering costs incurred by the Fund, interest expense and other financing costs, portfolio transaction and other investment-related costs, base management fee and incentive fee payable pursuant to the Advisory Agreement, shareholder servicing and/or distribution fees, taxes and any other extraordinary expenses not incurred in the ordinary course of business (including, without limitation, litigation expenses). From inception of the Fund through December 31, 2023, the Adviser had incurred $0.8 million related to organizational and offering expenses. The Fund did not reimburse the Investment Adviser for any Expense Payments for the year ended December 31, 2023 since the annual operating expenses exceeded 1.25% of the value of the Fund’s net assets.

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

The tax returns of the Fund remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Fund as of December 31, 2023, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the financial statements.

The final tax characterization of distributions is determined after the fiscal year and is reported on Form 1099 and in the Fund’s annual report to shareholders. Distributions can be characterized as ordinary income, capital gains and/or return of capital. As of December 31, 2023, the Fund had no non-expiring capital loss carryforwards available to offset future realized capital gains.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

2. Summary of Significant Accounting Policies (Continued)

U.S. GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net assets or net asset values per share. As of December 31, 2023 and December 31, 2022, permanent difference attributable to non-deductible expenses were reclassified to the following accounts:

	December 31, 2023	December 31, 2022
Paid-in capital	$(106,746)	$(20,153)
Accumulated earnings	106,746	20,153

The tax character of distributions paid were as follows:

	December 31, 2023	December 31, 2022
Ordinary income	$21,171,862	$3,262,157

As of December 31, 2023 and December 31, 2022, the tax components of accumulated net earnings (losses) were as follows:

	December 31, 2023	December 31, 2022
Undistributed ordinary income	$2,300,637	$580,602
Undistributed capital gains	$126,412	—
Net unrealized gains (losses)	1,997,084	(3,349,572)
Total accumulated earnings (losses)	$4,424,133	(2,768,970)

As of December 31, 2023 and December 31, 2022, gross unrealized appreciation and depreciation based on cost of investments (including short positions and derivatives, if any) for U.S. federal income tax purposes were as follows:

	December 31, 2023	December 31, 2022
Tax basis of investments	$398,929,289	$210,903,951

Unrealized appreciation	5,927,022	833,360
Unrealized depreciation	(3,929,938)	(4,182,932)
Net unrealized appreciation (depreciation)	$1,997,084	$(3,349,572)

The Fund hereby designates the following amount, or maximum amount allowable by law, as interest income eligible to be treated as a Section 163(j) interest dividend for the fiscal year ended December 31, 2023:

December 31, 2023
Interest Dividends	$20,443,324

The fund hereby designates the following amounts, or maximum amounts allowable by law, as interest-related dividends eligible for exemption from U.S. withholding tax for nonresident aliens and foreign corporations for the fiscal year ended December 31, 2023:

December 31, 2023
Interest-Related Dividends	$19,891,621

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

2. Summary of Significant Accounting Policies (Continued)

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”),” which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Company has concluded that this guidance will not have a material impact on its consolidated financial statements.
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

For the year ended December 31, 2023 and the period from March 18, 2022 (Inception) to December 31, 2022, the Investment Adviser earned and waived $2.0 million and $0.6 million in management fees, respectively. For the period from March 18, 2022 (Inception) to December 31, 2023, the Investment Adviser earned and waived $2.6 million in management fees.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

3. Management Fees, Incentive Fees and Other Expenses (Continued)

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

The capital gains component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate realized capital gains (computed net of realized losses and net of unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the Fund), less capital gains incentive compensation previously paid or distributed in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The capital gains component will be paid in full prior to payment of the income component.

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

For the year ended December 31, 2023 and for the period from March 18, 2022 (Inception) to December 31, 2022, the Investment Adviser earned and waived $3.3 million and $0 in incentive fees, respectively. For the period from March 18, 2022 (Inception) to December 31, 2023, the Investment Adviser earned and waived $3.3 million in incentive fees.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

4. Debt (Continued)

On September 8, 2023, the Borrower entered into Amendment No. 1 to the Credit Facility (the “Amendment”). The Amendment extended the term commitment termination date under the Credit Facility with respect to term commitments entered into on the closing date to December 8, 2023. The Credit Facility is secured by all of the assets held by the Borrower. Under the Credit Facility, the Borrower has made certain customary representations and warranties, and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature. Borrowings under the Credit Facility are considered borrowings of the Fund for purposes of complying with the asset coverage requirements under the 1940 Act. On December 15, 2023, the Borrower entered into Amendment No. 2 to the Credit Facility (the "Second Amendment"). The Second Amendment increased the total revolving commitments from $50.0 million to $75.0 million, increased total term commitments from $150.0 million to $225.0 million. The Second Amendment increased the facility margin level with (a) 1.62% if the aggregate balance of “Middle Market Loans” (as defined in Exhibit 10.1) is less than or equal to 25%, (b) 1.77% if the aggregate balance of Middle Market Loans is above 25% and less than or equal to 50%, (c) 1.96% if the aggregate balance of Middle Market Loans is above 50% and less than or equal to 75%, or (d) 2.12% if the aggregate balance of Middle Market Loans is above 75%.

At December 31, 2023, there was $156.0 million of debt outstanding under the Credit Facility, with a weighted-average interest rate, excluding fees of 7.38%. Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of December 31, 2023, the estimated fair value of the outstanding debt approximated their carrying value.

Total expenses related to debt included the following:

	Year ended December 31, 2023	For the period from March 18, 2022 (Inception) to December 31, 2022
Interest expense	$7,725,732	$1,819,941
Amortization of deferred debt issuance costs	193,554	109,094
Commitment fees	478,917	334,463
Total	$8,398,203	$2,263,498

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

5. Commitments and Contingencies (Continued)

The Consolidated Schedule of Investments include certain revolving loan facilities and other commitments with unfunded balances at December 31, 2023 and December 31, 2022 as follows:

		Unfunded Balances
Issuer	Maturity Date	December 31, 2023	December 31, 2022
Accordion Partners LLC	8/29/2029	$2,964,083	$624,447
Accordion Partners LLC	8/31/2028	250,890	277,532
Alcami Corporation	12/21/2028	83,235	83,235
Alcami Corporation	12/21/2028	133,176	133,176
Alera Group, Inc.	10/2/2028	70,848	244,494
Alera Group, Inc.	11/17/2025	9,010,465	N/A
Allied Benefit Systems Intermediate, LLC	10/31/2030	1,460,816	N/A
AmeriLife Holdings, LLC	8/31/2029	126,586	251,663
AmeriLife Holdings, LLC	8/31/2028	377,494	377,494
AmeriLife Holdings, LLC	8/31/2029	11,935,075	N/A
athenahealth Group Inc.	2/15/2029	N/A	109,783
Avalara, Inc.	10/19/2028	377,651	377,651
Blackbird Purchaser, Inc.	12/19/2030	472,662	N/A
Blackbird Purchaser, Inc.	12/19/2029	315,108	N/A
Bluefin Holding, LLC	9/12/2029	1,190,668	N/A
Bynder Bidco B.V. (Netherlands)	1/26/2029	171,174	N/A
Bynder Bidco, Inc. (Netherlands)	1/26/2029	47,160	N/A
Cherry Bekaert Advisory, LLC	6/30/2028	447,254	313,078
Cherry Bekaert Advisory, LLC	6/30/2028	970,468	N/A
Cherry Bekaert Advisory, LLC	6/30/2028	N/A	499,136
Crewline Buyer, Inc.	6/30/2028	995,744	N/A
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	232,723	N/A
e-Discovery AcquireCo, LLC	8/29/2029	779,930	N/A
Freedom Financial Network Funding, LLC	9/21/2027	N/A	891,790
Fusion Holding Corp. (Finalsite)	9/15/2027	371,133	371,133
Fusion Risk Management, Inc.	5/22/2029	457,601	N/A
Fusion Risk Management, Inc.	8/30/2028	N/A	313,806
Galway Borrower LLC	9/29/2028	5,400,000	N/A
GC Champion Acquisition LLC (Numerix)	8/21/2028	N/A	654,568
GC Waves Holdings, Inc. (Mercer)	8/11/2028	11,827,234	N/A
GTY Technology Holdings Inc.	7/9/2029	237,936	264,374
GTY Technology Holdings Inc.	7/9/2029	1,085,429	N/A
Higginbotham Insurance Agency, Inc.	11/25/2028	3,675,280	N/A
ImageFirst Holdings, LLC	4/27/2028	228,309	N/A
Integrity Marketing Acquisition, LLC	8/27/2026	2,713,905	N/A
Integrity Marketing Acquisition, LLC	8/27/2026	3,452,216	N/A
Integrity Marketing Acquisition, LLC	8/27/2025	N/A	2,989,762

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

5. Commitments and Contingencies (Continued)

		Unfunded Balances (continued)
Issuer	Maturity Date	December 31, 2023	December 31, 2022
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	187,452	N/A
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	123,067	N/A
Lucky US BuyerCo, LLC (Global Payments)	3/30/2029	409,549	N/A
Madison Logic Holdings, Inc.	12/30/2027	163,029	163,029
Mesquite Bidco, LLC	11/30/2029	668,614	N/A
OMNIA Partners, LLC	7/18/2030	24,996	N/A
Opco Borrower, LLC (Giving Home Health Care)	8/19/2027	N/A	154,544
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	180,686	N/A
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	7/19/2030	3,431,510	N/A
Pueblo Mechanical and Controls, LLC	8/23/2027	N/A	626,684
Pueblo Mechanical and Controls, LLC	8/23/2027	680,994	237,151
Pueblo Mechanical and Controls, LLC	9/19/2028	5,353,117	N/A
RSC Acquisition, Inc. (Risk Strategies)	10/30/2026	3,578,907	N/A
Serrano Parent, LLC (Sumo Logic)	5/13/2030	409,922	N/A
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	158,331	N/A
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	197,914	N/A
Streamland Media Midco LLC	8/31/2023	N/A	1,125,859
Trintech, Inc.	7/25/2029	516,842	N/A
Vensure Employer Services, Inc.	2/28/2027	1,660	2,642,481
Vensure Employer Services, Inc.	2/26/2027	5,876,054	N/A
Vortex Finance Sub, LLC	9/4/2029	2,621,633	N/A
Vortex Finance Sub, LLC	9/4/2029	199,305	N/A
Zendesk Inc.	11/22/2028	610,938	610,938
Zendesk Inc.	11/22/2028	251,563	251,563
Total Unfunded Balances		$87,508,336	$14,589,371

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

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

From time to time, the Adviser advances payments to third parties on behalf of the Fund and receives reimbursement from the Fund. At December 31, 2023 and December 31, 2022, amounts reimbursable to the Adviser totaled $0.2 million and $0.0 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

The Fund has entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator will perform (or oversee, or arrange for, the performance by third parties of) the administrative services necessary for the operation of the Fund, including but not limited to, determining and publishing the Fund's net asset value (“NAV”), overseeing the preparation and filing of the Fund's tax returns, and the printing and dissemination of reports to shareholders of the Fund, and generally overseeing the payment of the Fund's expenses and the performance of administrative and professional services rendered to the Fund by others. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities thereunder, including payments to the Administrator in an amount equal to the Fund’s allocable portion of overhead and other expenses incurred by the Administrator or its affiliate in performing its obligations and services under the Administration Agreement, such as rent, license fees and other costs associated with computer software utilized in providing such obligations and services and the Fund’s allocable portion of the cost of personnel attributable to performing such obligations and services, including, but not limited to, marketing, legal and other services performed by the Administrator for the Fund. The Administrator will also, on behalf of the Fund, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other shareholders servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, shareholders and such other persons in any such other capacity deemed to be necessary or desirable. For the year ended December 31, 2023 and for the period from March 18, 2022 (Inception) to December 31, 2022, the Fund incurred $1.3 million and $0.6 million respectively, for such administrative service expenses.

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

The Fund has the authority to issue an unlimited number of Common Shares of any class and an unlimited number of shares of preferred shares, at a par value $0.001 per share. As of December 31, 2023, the Fund had 9,608,484 Institutional shares issued and outstanding.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

7. Stockholders’ Equity and Dividends (Continued)

The following table summarizes transactions in Common Shares for the year ended December 31, 2023 and the period from March 18, 2022 (Inception) to December 31, 2022:

	Year ended December 31, 2023		For the period from March 18, 2022 (Inception) to December 31, 2022
	Shares	Amount	Shares	Amount
Institutional Class
Subscriptions	3,934,546	$96,737,065	4,892,367	$118,655,300
Share transfers between classes	—	—	—	—
Distributions reinvested	705,362	17,295,327	76,209	1,819,100
Share Repurchases	—	—	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	4,639,908	$114,032,392	4,968,576	$120,474,400

Class S
Subscriptions	—	—	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Share Repurchases	—	—	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	—	—	—	—

Class D	—	—	—	—
Subscriptions	—	—	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Share Repurchases	—	—	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	—	—	—	—

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents our monthly NAV per share for each of the three classes of shares since our inception through December 31, 2023.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

7. Stockholders’ Equity and Dividends (Continued)

	NAV per Share
For the Month Ended	Institutional Class	Class S	Class D
June 30, 2022	$23.49	N/A	N/A
July 31, 2022	24.40	N/A	N/A
August 31, 2022	24.86	N/A	N/A
September 30, 2022	23.74	N/A	N/A
October 31, 2022	23.89	N/A	N/A
November 30, 2022	23.93	N/A	N/A
December 31, 2022	23.69	N/A	N/A
January 31, 2023	24.28	N/A	N/A
February 28, 2023	24.25	N/A	N/A
March 31, 2023	24.23	N/A	N/A
April 30, 2023	24.38	N/A	N/A
May 31, 2023	24.05	N/A	N/A
June 30, 2023	24.49	N/A	N/A
July 31, 2023	24.73	N/A	N/A
August 31, 2023	24.85	N/A	N/A
September 30, 2023	24.99	N/A	N/A
October 31, 2023	24.70	N/A	N/A
November 30, 2023	24.87	N/A	N/A
December 31, 2023	24.85	N/A	N/A

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering net investment income available for distribution to shareholders, at the discretion of our Board of Trustees.

The following table summarizes the Fund's dividends declared for the year ended December 31, 2023 and for the period from March 18, 2022 (Inception) to December 31, 2022.

Institutional Class

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
September 29, 2022	September 29, 2022	October 27, 2022	Regular	$0.15	$439,782
October 28, 2022	October 28, 2022	November 28, 2022	Regular	0.15	634,004
November 29, 2022	November 29, 2022	December 27, 2022	Regular	0.16	747,485
December 29, 2022	December 29, 2022	January 27, 2023	Regular	0.17	844,657
December 29, 2022	December 29, 2022	January 27, 2023	Special	0.12	596,229
				$0.75	$3,262,157
January 30, 2023	January 30, 2023	February 27, 2023	Regular	0.17	890,298
February 15, 2023	February 22, 2023	March 27, 2023	Regular	0.18	1,012,545
March 24, 2023	March 29, 2023	April 26, 2023	Regular	0.20	1,181,081
April 25, 2023	April 27, 2023	May 26, 2023	Regular	0.21	1,304,322
May 26, 2023	May 30, 2023	June 27, 2023	Regular	0.21	1,340,292
June 30, 2023	June 30, 2023	July 26, 2023	Regular	0.21	1,379,449
July 27, 2023	July 28, 2023	August 28, 2023	Regular	0.21	1,429,513
August 31, 2023	August 30, 2023	September 26, 2023	Regular	0.22	1,588,580
September 29, 2023	September 29, 2023	October 26, 2023	Regular	0.22	1,715,730
October 30, 2023	October 30, 2023	November 27, 2023	Regular	0.23	1,905,609
October 30, 2023	October 30, 2023	November 27, 2023	Special	0.10	828,526
November 22, 2023	November 28, 2023	December 26, 2023	Regular	0.23	2,052,362
November 22, 2023	November 28, 2023	December 26, 2023	Special	0.10	892,332
December 21, 2023	December 27, 2023	January 24, 2024	Regular	0.23	2,209,951
December 21, 2023	December 27, 2023	January 24, 2024	Special	0.15	1,441,272
				$2.87	$21,171,862

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

7. Stockholders’ Equity and Dividends (Continued)

Class S Shares

No Class S shares were outstanding for the year ended December 31, 2023 and for the period from March 18, 2022 (Inception) to December 31, 2022.

Class D Shares

No Class D shares were outstanding for the year ended December 31, 2023 and for the period from March 18, 2022 (Inception) to December 31, 2022.

8. Share Repurchase Program

At the discretion of the Fund’s Board of Trustees, the Fund is conducting a share repurchase program in which the Fund is repurchasing, in each quarter, up to 5% of the Fund’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Fund does not intend to commence a share repurchase offer during any calendar quarter for which the Fund’s liquid assets are less than 25% of the Fund’s net assets plus available and undrawn leverage as of the date of the most recent publicly available NAV prior to the commencement of such calendar quarter. In addition, the Fund’s Board of Trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in the Fund’s best interest and the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter. The Fund is conducting such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the Fund’s share repurchase plan, to the extent the Fund offers to repurchase shares in any particular quarter, the Fund expects to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last business day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”).The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders. The Fund commenced its initial quarterly repurchase offer on April 28, 2023. On October 26, 2023, the Fund initiated a quarterly offer to repurchase up to 5% of its shares outstanding as of September 30, 2023, commencing on October 26, 2023 and ending on November 30, 2023, with a valuation date of December 31, 2023. No repurchase requests were received for the year ended December 31, 2023.

The following table presents information with respect to the Fund's repurchases for the year ended December 31, 2023:

Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
May 31, 2023	—	—	N/A	N/A	—	—
August 31, 2023	—	—	N/A	N/A	—	—
November 30, 2023	—	—	N/A	N/A	—	—

______________________

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
There were no repurchase requests received in any of the available periods.
(3)
Net of Early Repurchase Deduction (if any).

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

9. Financial Highlights

	For the Year Ended December 31,	For the Period from March 18, 2022 (Inception) to December 31,
	2023	2022
Per Common Share
Per share NAV at beginning of period	$23.69	$25.00
Investment operations: (1)
Net investment income before excise taxes	3.19	0.99
Excise taxes	(0.01)	0.00
Net investment income	3.18	0.99
Net realized and unrealized gain (loss)	0.85	—
Total from investment operations	4.03	0.99

Dividends to common shareholders	(2.87)	(0.75)
Per share NAV at end of period	$24.85	$23.69

Total return based on net asset value: (2)	17.01%	(2.24)%

Shares outstanding at end of period	9,608,484	4,968,576
Ratios to average net asset value: (3)
Net investment income(4)	13.50%	8.21%
Expenses before incentive fee (5)	6.70%	7.80%
Expenses and incentive fee (6)	6.70%	7.80%

Ending net asset value	$238,804,026	$117,685,277
Portfolio turnover rate	23.13%	4.23%
Weighted-average debt outstanding	$110,172,603	$45,242,215
Weighted-average interest rate on debt	7.01%	5.08%
Weighted-average number of common shares	7,055,915	2,596,026
Weighted-average debt per share	$11.47	$9.11

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
(3)
Annualized for periods less than one year except for incentive fees and other certain non-recurring expenses, excluding the effect of management fee and incentive fee waivers by the Adviser which represented 3.18% of average net assets.
(4)
Net of incentive fees and excise taxes.
(5)
Includes interest and other debt costs but excludes excise taxes.
(6)
Includes incentive fees and all Fund expenses including interest and other debt costs but excludes excise taxes.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2023

10. Senior Securities

Information about the Fund's senior securities is shown in the following table as of the year ended December 31, 2023 and 2022.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal year 2023	$156,000,000	$2,510	—	N/A
Fiscal year 2022	95,000,000	2,225	—	N/A

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

11. Subsequent Events

On January 2, 2024, the Fund accepted $11,924,839 of additional subscriptions, to purchase $11,924,839 of additional institutional shares, par value $0.001 per share. On January 22, 2024, the number of shares being purchased was fixed when the purchase price of $24.85 per share was determined by the Fund. As a result, the Fund issued 479,873 shares and received $11,924,839 in proceeds.

On February 1, 2024, the Fund accepted $11,437,165 of additional subscriptions, to purchase $11,437,165 of additional institutional shares, par value $0.001 per share. On February 21, 2024, the number of shares being purchased was fixed when the purchase price of $24.92 per share was determined by the Fund. As a result, the Fund issued 458,955 shares and received $11,437,165 in proceeds.

On January 26, 2024, the Fund declared a regular distribution for its Institutional Shares in an amount of $0.23 per share for its Institutional Shares. The distribution will be payable to shareholders of record at the close of business on January 30, 2024 and will be paid on February 27, 2024. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund's distribution reinvestment plan.

On February 23, 2024, the Fund declared a regular distribution for its Institutional Shares in an amount of $0.23 per share for its Institutional Shares. The distribution will be payable to shareholders of record at the close of business on February 28, 2024 and will be paid on March 27, 2024. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund's distribution reinvestment plan.

On February 27, 2024, the Fund entered into a Second Amended and Restated Investment Advisory Agreement by and between the Fund and the Investment Adviser, solely for the purpose of capping the capital gains component of the incentive fee payable by the Fund as the lesser of (i) 12.5% of the aggregate realized capital gains (computed net of realized losses and net of unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid or distributed in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters or (ii) 12.5% of cumulative aggregate realized capital gains (computed net of realized losses and net of unrealized capital depreciation, if any) since commencement of the Fund, less capital gains incentive compensation previously paid or distributed since commencement of the Fund.

On February 27, 2024, prior to the initial issuance of Class D Shares or Class S Shares by the Fund, the Fund amended and restated its Distribution and Service Plan solely for the purpose of clarifying the timing of calculation and payment of the Shareholder Servicing and/or Distribution Fee payable by the Fund.

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

Item 9B. Other Information

On March 18, 2022, we entered into a non-exclusive, royalty-free license agreement (the “License Agreement”) with BlackRock, Inc., the parent company of our Investment Adviser, pursuant to which BlackRock, Inc. has agreed to grant us a non-exclusive, royalty-free license to use the name “BlackRock”. The License Agreement has an initial term of one year and will automatically be renewed for successive one-year terms unless terminated in accordance with the terms of the License Agreement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2024 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2024 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2024 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2024 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2024 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following reports and financial statements are set forth in Item 8:

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 34)	102
Consolidated Statement of Assets and Liabilities as of December 31, 2023 and December 31, 2022	103
Consolidated Statement of Operations for the year ended December 31, 2023 and for the period from March 18, 2022 (Inception) to December 31, 2022	104
Consolidated Statement of Changes in Net Assets for the year ended December 31, 2023 and for the period from March 18, 2022 (Inception) to December 31, 2022	105
Consolidated Statement of Cash Flows for the year ended December 31, 2023 and for the period from March 18, 2022 (Inception) to December 31, 2022	106
Consolidated Schedule of Investments as of December 31, 2023 and December 31, 2022	107
Notes to Financial Statements	119

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Trust of the Registrant(1)
3.2	Amended and Restated Agreement and Declaration of Trust of the Registrant(1)
3.3	Second Amended and Restated Agreement and Declaration of Trust of the Registrant(2)
3.4	Third Amended and Restated Agreement and Declaration of Trust of the Registrant(3)
3.5	Fourth Amended and Restated Agreement and Declaration of Trust of the Registrant(4)
3.6	Bylaws of the Registrant(2)
3.7	Amended and Restated Bylaws of the Registrant(2)
10.1	Amended and Restated Advisory Agreement(3)
10.2	Second Amended and Restated Advisory Agreement(8)
10.3	Amended and Restated Sub-Advisory Agreement(3)
10.4	Distribution Agreement(3)
10.5	Form of Broker-Dealer Agreement(1)
10.6	Distribution and Shareholder Servicing Plan of Registrant(3)
10.7	Amended and Restated Distribution and Shareholder Servicing Plan of Registrant(8)
10.8	Custodian Agreement(1)
10.9	Administration Agreement(3)
10.10	Transfer Agency Agreement(1)
10.11	Multi-Class Plan(3)
10.12	Second Amended and Restated Fee Waiver and Expense Support and Reimbursement Agreement by and between the Registrant and Adviser(9)
10.13

Credit and Security Agreement, dated June 3, 2022, among BlackRock Private Credit Fund Leverage I, LLC, PNC Bank, National Association, as Facility Agent, State Street Bank and Trust Company, as Collateral Agent and Custodian, and the lenders from time to time parties thereto(5)

10.14

Amendment No. 1 to Credit and Security Agreement among BlackRock Private Credit Fund Leverage I, LLC and PNC Bank, National Association as revolving lender, term lender, facility agent and calculation agent(6)

10.15

Amendment No. 2 to Credit and Security Agreement among BlackRock Private Credit Fund Leverage I, LLC and PNC
Bank, National Association as revolving lender, term lender, facility agent and calculation agent(7)

19.1	Insider Trading Policy*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(7)
Previously filed with the Registrant’s Form 8-K dated as of December 19, 2023 and incorporated herein by reference.
(8)
Previously filed with the Registrant’s Form 8-K dated as of February 27, 2024 and incorporated herein by reference.
(9)
Previously filed as an exhibit to Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File
No. 333-262035) filed on April 28, 2023 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock Private Credit Fund

Date: March 1, 2024	By:	/s/ Eric J. Draut
	Name:	Eric J. Draut
	Title:	Trustee

Date: March 1, 2024	By:	/s/ Andrea Petro
	Name:	Andrea Petro
	Title:	Trustee

Date: March 1, 2024	By:	/s/ Maureen Usifer
	Name:	Maureen Usifer
	Title:	Trustee

Date: March 1, 2024	By:	/s/ John Perlowski
	Name:	John Perlowski
	Title:	Trustee

Date: March 1, 2024	By:	/s/ Rajneesh Vig
	Name:	Rajneesh Vig
	Title:	Trustee and Chief Executive Officer

Date: March 1, 2024	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer