Form 10-Q
period 2024-03-31
BlackRock Private Credit Fund
filed 2024-05-02
CIK 1902649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2024

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from___to___

Commission File Number: 814-01485

BLACKROCK PRIVATE CREDIT FUND

(Exact Name of Registrant as Specified in Charter)

Delaware	87-4655020
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

50 Hudson Yards
New York, New York	10001
(Address of Principal Executive Offices)	(Zip Code)

(212) 810-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	Not applicable	Not applicable
(Title of each class)	(Trading Symbol(s) )	(Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of March 31, 2024, there was no established public market for the Registrant's shares of common stock.

The number of shares of Registrant’s common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding as of May 2, 2024 was 12,248,602, 0 and 0 of Institutional Class, Class S and Class D Common Shares, respectively.

BLACKROCK PRIVATE CREDIT FUND

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2024

BlackRock Private Credit Fund

Consolidated Statements of Assets and Liabilities

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $438,301,492 and $398,929,289, respectively)	$441,718,899	$400,926,373
Total investments (cost of $438,301,492 and $398,929,289, respectively)	441,718,899	400,926,373

Cash and cash equivalents	37,333,179	20,393,858
Interest, dividends and fees receivable	3,998,189	3,399,769
Deferred debt issuance costs	1,849,994	1,906,373
Receivable for investments sold	25,968	618,839
Prepaid expenses and other assets	807,376	773,376
Total assets	485,733,605	428,018,588

Liabilities
Debt	172,000,000	156,000,000
Contribution received in advance	24,623,803	11,924,839
Interest and debt related payables	2,582,605	2,166,027
Distribution payable	2,572,190	3,651,224
Incentive fees payable	1,052,539	—
Management fees payable	792,891	—
Payable for share repurchases (Note 8)	588,029	—
Reimbursements due to the Investment Adviser	354,904	247,942
Payable for investments purchased	—	13,860,550
Accrued expenses and other liabilities	1,757,380	1,363,980
Total liabilities	$206,324,341	$189,214,562

Commitments and contingencies (Note 5)

Net assets	$279,409,264	$238,804,026

Composition of net assets applicable to common shareholders
Common shares of beneficial interest, $0.001 par value; 11,183,432 and 9,608,484 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$11,182	$9,608
Paid-in capital in excess of par	273,577,322	234,370,285
Distributable earnings (loss)	5,820,760	4,424,133
Total net assets	279,409,264	238,804,026
Total liabilities and net assets	$485,733,605	$428,018,588

Net assets per share	$24.98	$24.85

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Investment income
Interest income:
Non-controlled, non-affiliated investments	$13,526,860	$6,063,558
Total investment income	13,526,860	6,063,558

Operating expenses
Interest and other debt expenses	3,325,652	1,611,190
Incentive fees	1,052,539	963,927
Management fees	792,891	397,157
Administrative expenses	334,703	289,547
Professional fees	302,765	71,215
Custody fees	76,106	47,053
Director fees	58,625	69,125
Insurance expense	7,232	7,233
Other operating expenses	208,570	79,388
Total operating expenses, before management fee and incentive fee waivers	6,159,083	3,535,835
Management fee and incentive fee waivers	—	(1,361,084)
Total operating expenses, net of management fee and incentive fee waivers	6,159,083	2,174,751
Net investment income	7,367,777	3,888,807

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	1,200	(22,838)
Net realized gain (loss)	1,200	(22,838)

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	1,420,323	2,062,153
Net change in unrealized appreciation (depreciation)	1,420,323	2,062,153

Net realized and unrealized gain (loss)	1,421,523	2,039,315

Net increase (decrease) in net assets resulting from operations	$8,789,300	$5,928,122

Basic and diluted earnings (loss) per share (1)	$0.82	$1.09

Basic and diluted weighted average common shares outstanding	10,713,313	5,588,034

______________________

(1)
Computed based on the actual number of shares outstanding and capital activity during the time periods such earnings occurred.

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Shares		Paid in Capital	Distributable	Total Net
	Shares	Par Amount	in Excess of Par	Earnings (loss)	Assets
Institutional Class:
Balance at December 31, 2023	9,608,484	$9,608	$234,370,285	$4,424,133	$238,804,026
Institutional Class:
Issuance of common shares in private offerings	1,322,168	1,322	32,917,349	—	32,918,671
Issuance of common shares from dividend reinvestment plan	276,320	276	6,877,693	—	6,877,969
Repurchase of common shares	(23,540)	(24)	(588,005)	—	(588,029)
Net investment income	—	—	—	7,367,777	7,367,777
Net realized and unrealized gain (loss)	—	—	—	1,421,523	1,421,523
Dividends paid to common shareholders	—	—	—	(7,392,673)	(7,392,673)
Balance at March 31, 2024	11,183,432	$11,182	$273,577,322	$5,820,760	$279,409,264

	Common Shares		Paid in Capital	Distributable	Total Net
	Shares	Par Amount	in Excess of Par	Earnings (loss)	Assets
Institutional Class:
Balance at December 31, 2022	4,968,576	$4,969	$120,449,278	$(2,768,970)	$117,685,277
Institutional Class:
Issuance of common shares in private offerings	803,632	803	19,380,847	—	19,381,650
Issuance of common shares from dividend reinvestment plan	133,196	133	3,197,590	—	3,197,723
Net investment income	—	—	—	3,888,807	3,888,807
Net realized and unrealized gain (loss)	—	—	—	2,039,315	2,039,315
Dividends paid to common shareholders		—	—	(3,083,924)	(3,083,924)
Balance at March 31, 2023	5,905,404	$5,905	$143,027,715	$75,228	$143,108,848

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating activities
Net increase (decrease) in net assets resulting from operations	$8,789,300	$5,928,122
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	(1,200)	22,838
Change in net unrealized (appreciation) depreciation of investments	(1,420,323)	(2,062,153)
Net amortization of investment discounts and premiums	(815,441)	(585,382)
Interest and dividend income paid in kind	(175,886)	(138,541)
Amortization of deferred debt issuance costs	56,379	46,533
Changes in assets and liabilities:
Purchases of investments	(50,018,890)	(35,782,204)
Proceeds from disposition of investments	11,639,214	13,198,915
Decrease (increase) in interest, dividends and fees receivable	(598,420)	(277,338)
Decrease (increase) in receivable for investments sold	592,871	(1,908,109)
Decrease (increase) in prepaid expenses and other assets	(34,000)	27,547
Increase (decrease) in interest and debt related payables	416,578	138,992
Increase (decrease) in incentive fees payable	1,052,539	—
Increase (decrease) in management fees payable	792,891	—
Increase (decrease) in reimbursements due to the Investment Adviser	106,962	46,820
Increase (decrease) in payable for investments purchased	(13,860,550)	1,554,298
Increase (decrease) in accrued expenses and other liabilities	393,400	363,606
Net cash provided by (used in) operating activities	(43,084,576)	(19,426,056)

Financing activities
Proceeds from common shares sold	20,993,832	14,431,651
Contribution received in advance	24,623,803	6,318,345
Draws on credit facilities	35,000,000	19,000,000
Repayments of credit facility draws	(19,000,000)	(21,000,000)
Dividends paid in cash to shareholders	(1,593,738)	(146,008)
Net cash provided by (used in) financing activities	60,023,897	18,603,988

Net increase (decrease) in cash and cash equivalents (including restricted cash)	16,939,321	(822,068)
Cash and cash equivalents (including restricted cash) at beginning of period	20,393,858	17,633,729
Cash and cash equivalents (including restricted cash) at end of period	$37,333,179	$16,811,661

Supplemental cash flow information
Interest payments	$2,852,695	$1,425,663
Excise tax payments	$73,753	$18,395
Distribution payable	$2,572,190	$1,181,081
Reinvestment of dividends during the period	$6,877,969	$3,197,723

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments(A)
Aerospace and Defense
Arcline FM Holdings, LLC (Fairbanks Morse, LLC)	First Lien Term Loan	SOFR(M)	0.75%	4.75%	10.32%	6/23/2028	$9,551,586	$9,374,519	$9,569,495	2.00%
Peraton Corp.	First Lien Term Loan	SOFR(M)	0.75%	3.85%	9.18%	2/1/2028	$1,363,143	1,337,911	1,364,533	0.28%
								10,712,430	10,934,028	2.28%
Automobiles
Wand Newco 3, Inc. (aka Caliber Collision)	First Lien Term Loan	SOFR(M)	—	3.75%	9.08%	1/8/2031	$1,013,000	1,010,518	1,017,037	0.21%

Building Products
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.33%	2/22/2030	$10,431,580	10,224,670	10,431,580	2.18%	E

Capital Markets
Learning Care Group (US) No. 2 Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.75%	10.09%	8/11/2028	$29,850	29,456	29,950	—
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.31%	1/31/2031	$8,891,290	8,717,498	8,731,247	1.82%	E
PMA Parent Holdings, LLC	First Lien Revolver	SOFR(Q)	0.75%	6.00%	11.31%	1/31/2031	$—	(24,827)	(22,863)	—	D/E
								8,722,127	8,738,334	1.82%
Chemicals
Discovery Purchaser Corporation	First Lien Term Loan	SOFR(Q)	0.50%	4.38%	9.71%	10/4/2029	$780,160	729,754	780,437	0.16%
Momentive Performance Materials, Inc.	First Lien Term Loan	SOFR(M)	—	4.50%	9.83%	3/22/2028	$796,950	771,275	786,243	0.16%
W. R. Grace Holdings LLC	First Lien Term Loan	SOFR(Q)	0.50%	4.01%	9.32%	9/22/2028	$1,101,877	1,084,712	1,105,205	0.24%
								2,585,741	2,671,885	0.56%
Commercial Services and Supplies
Creative Artists Agency, LLC	First Lien Term Loan	SOFR(M)	—	3.50%	8.58%	11/27/2026	$1,290,254	1,282,400	1,294,286	0.27%
Dealer Tire Financial, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.75%	9.08%	12/18/2029	$1,249,380	1,223,755	1,260,312	0.26%	E
Ensemble RCM, LLC	First Lien Term Loan B	SOFR(Q)	—	3.00%	8.32%	8/3/2029	$1,065,539	1,057,767	1,069,162	0.22%
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.82%	8/23/2028	$1,441,324	1,414,891	1,419,848	0.30%	E
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Revolver	PRIME	0.75%	5.25%	14.00%	8/23/2027	$493,721	472,669	479,216	0.10%	E
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	12.09%	8/23/2028	$999,692	980,674	984,797	0.21%	E
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	11.83%	9/19/2028	$2,484,052	2,368,751	2,367,278	0.49%	E
TA TT Buyer, LLC (TouchTunes, Octave Music)	First Lien Term Loan	SOFR(Q)	0.50%	5.25%	10.30%	3/25/2029	$12,063,135	11,947,917	12,128,516	2.53%
Verscend Holding Corp.	First Lien Term Loan	SOFR(M)	—	4.11%	9.44%	8/27/2025	$2,385,574	2,368,613	2,388,556	0.50%
								23,117,437	23,391,971	4.88%
Construction and Engineering
Geo Parent Corporation	First Lien Term Loan	SOFR(S)	—	5.35%	10.50%	12/19/2025	$6,921,741	6,858,530	6,904,437	1.44%
Groupe Solmax Inc. (Canada), Solmax U.S. LP	First Lien Term Loan	SOFR(Q)	1.00%	5.01%	10.31%	5/29/2028	$2,449,622	2,340,734	2,414,225	0.50%	C
Legence Holdings LLC (Refficiency)	First Lien Term Loan	SOFR(M)	0.75%	3.50%	8.93%	12/16/2027	$250,076	248,481	250,545	0.05%
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	6.65%	11.42%	2/1/2030	$751,326	732,532	756,585	0.16%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Revolver	SOFR(Q)	1.00%	6.65%	11.42%	2/1/2029	$—	(2,981)	—	—	D/E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.65%	11.71%	2/1/2030	$119,615	114,267	121,764	0.03%	E
NorthStar Group Services, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.61%	10.94%	11/12/2026	$2,352,939	2,327,910	2,360,774	0.49%
NorthStar Group Services, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.61%	10.94%	11/9/2026	$5,340,932	5,265,688	5,358,717	1.12%
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.33%	9/4/2029	$2,719,683	2,662,161	2,714,242	0.57%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.33%	9/4/2029	$960,580	940,263	958,659	0.20%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.00%	11.33%	9/4/2029	$622,552	555,401	621,308	0.13%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.00%	11.33%	9/4/2029	$—	—	(5,243)	—	D/E
Vortex Companies, LLC	First Lien Revolver	SOFR(M)	1.00%	6.00%	13.50%	9/4/2029	$39,206	32,852	38,752	0.01%	E
								22,075,838	22,494,765	4.70%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.00%	14.50%	9/21/2027	$2,675,369	$2,628,686	$2,608,485	0.54%	E
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.00%	14.64%	9/21/2027	$891,790	876,229	869,495	0.18%	E
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.80%	3/30/2029	$3,174,700	3,095,159	3,120,413	0.66%	E
Lucky US BuyerCo, LLC (Global Payments)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	12.83%	3/30/2029	$122,865	112,571	115,862	0.02%	E
								6,712,645	6,714,255	1.40%
Containers and Packaging
Charter Next Generation, Inc.	First Lien Term Loan	SOFR(M)	0.75%	3.50%	8.83%	12/1/2027	$1,756,148	1,717,705	1,761,337	0.37%

Diversified Consumer Services
Amentum Government Services Holdings LLC	First Lien Term Loan	SOFR(M)	—	4.11%	9.44%	1/31/2027	$980,315	964,888	983,991	0.21%
Ascend Learning, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.60%	8.93%	12/10/2028	$1,102,504	1,065,085	1,097,824	0.23%
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.56%	9/14/2029	$4,489,558	4,410,714	4,450,050	0.92%	E
Fusion Holding Corp. (Finalsite)	First Lien Revolver	SOFR(Q)	0.75%	6.25%	11.56%	9/15/2027	$—	(5,785)	(3,563)	—	D/E
Sotheby's	First Lien Term Loan	SOFR(Q)	0.50%	4.76%	10.08%	1/15/2027	$905,649	894,314	892,064	0.19%
								7,329,216	7,420,366	1.55%
Diversified Financial Services
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.30%	8/29/2029	$2,561,003	2,504,560	2,586,613	0.54%	E
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.59%	8/29/2029	$3,190,432	3,120,116	3,222,336	0.67%	E
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.25%	11.55%	8/29/2029	$184,733	179,172	186,580	0.04%	E
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.00%	11.31%	8/29/2029	$345,180	334,788	348,632	0.07%	E
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	11.58%	8/29/2029	$3,385,448	3,283,529	3,429,038	0.72%	E
Accordion Partners LLC	First Lien Revolver	SOFR(Q)	0.75%	6.00%	11.57%	8/31/2028	$125,446	121,579	125,446	0.03%	E
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	11.10%	3/14/2030	$—	(4,596)	(4,625)	—	D/E
Acuris Finance US, Inc.	First Lien Term Loan	SOFR(Q)	0.50%	4.15%	9.45%	2/16/2028	$973,010	953,335	973,161	0.20%
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	6.25%	11.71%	8/21/2028	$2,344,664	2,310,338	2,301,522	0.48%	E
GC Champion Acquisition LLC (Numerix)	First Lien Incremental Term Loan	SOFR(S)	1.00%	6.50%	11.96%	8/21/2028	$8,944,040	8,710,768	8,855,494	1.85%	E
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	6.25%	11.71%	8/21/2028	$651,296	641,761	639,312	0.13%	E
GC Waves Holdings, Inc. (Mercer)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	11.43%	8/11/2029	$1,979,175	1,691,540	2,239,337	0.47%	E
TransNetwork, LLC	First Lien Term Loan	SOFR(Q)	0.50%	5.50%	10.81%	12/29/2030	$1,569,647	1,508,834	1,579,457	0.33%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	11.06%	10/4/2028	$—	(17,406)	(17,439)	—	D/E
Wealth Enhancement Group, LLC	First Lien Revolver	SOFR(Q)	1.00%	6.25%	11.06%	10/4/2027	$—	(995)	(996)	—	D/E
White Cap Supply Holdings, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.75%	9.08%	10/19/2027	$825,347	797,444	828,760	0.17%
								26,134,767	27,292,628	5.70%
Energy Equipment and Services
Liquid Tech Solutions Holdings, LLC	First Lien Term Loan	SOFR(M)	0.75%	4.75%	10.19%	3/20/2028	$6,451,250	6,338,538	6,370,609	1.33%	E

Environmental, Maintenance and Security Services
TruGreen Limited Partnership	First Lien Term Loan	SOFR(M)	0.75%	4.10%	9.43%	11/2/2027	$479,168	469,533	467,340	0.10%

Food Products
Chobani, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.61%	8.94%	10/23/2027	$577,003	552,542	579,167	0.12%
Chobani, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.61%	9.08%	10/25/2027	$293,265	291,897	295,220	0.06%
								844,439	874,387	0.18%
Health Care Equipment and Supplies
Chariot Buyer, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.25%	8.68%	11/3/2028	$902,541	864,272	902,374	0.19%
Medline Borrower, LP	First Lien Term Loan	SOFR(M)	—	2.75%	8.20%	10/23/2028	$830,674	810,318	833,702	0.17%
								1,674,590	1,736,076	0.36%

BlackRock Private Credit Fund
Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Healthcare Providers and Services
AHP Health Partners, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.61%	8.94%	8/24/2028	$911,851	$895,531	$914,701	0.19%
CHG Healthcare Services, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.36%	8.69%	9/29/2028	$1,413,876	1,384,023	1,416,675	0.30%
CNT Holdings I Corp.	First Lien Term Loan	SOFR(Q)	0.75%	3.50%	8.82%	11/8/2027	$812,963	809,012	815,438	0.17%
ImageFirst Holdings, LLC	First Lien Term Loan	SOFR(Q)	—	4.25%	9.57%	4/27/2028	$7,161,387	7,022,295	7,161,387	1.50%
ImageFirst Holdings, LLC	First Lien 2023 Delayed Draw Term Loan	SOFR(Q)	0.75%	4.25%	9.57%	4/27/2028	$—	(4,726)	—	—	D
Ingenovis Health, Inc.	First Lien Term Loan	SOFR(M)	0.75%	3.75%	9.19%	3/5/2028	$657,477	648,017	595,562	0.12%
U.S. Anesthesia Partners, Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.36%	9.69%	10/1/2028	$2,449,749	2,387,402	2,348,023	0.49%
								13,141,554	13,251,786	2.77%
Health Care Technology
Athenahealth Group Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.25%	8.58%	2/15/2029	$884,644	870,368	878,496	0.18%
Gainwell Acquisition Corp.	First Lien Term Loan	SOFR(Q)	0.75%	4.10%	9.41%	10/1/2027	$3,885,575	3,837,937	3,723,838	0.78%
PointClickCare Technologies Inc. (Canada)	First Lien Term Loan	SOFR(Q)	0.75%	4.00%	9.31%	12/29/2027	$955,377	953,553	958,960	0.20%	C/E
Polaris Newco, LLC	First Lien Term Loan	SOFR(M)	0.50%	4.11%	9.57%	6/4/2028	$1,367,778	1,330,991	1,356,131	0.28%
								6,992,849	6,917,425	1.44%
Hotels, Restaurants and Leisure
Fertitta Entertainment, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.75%	9.08%	1/27/2029	$1,168,406	1,132,001	1,172,548	0.24%
Mesquite Bidco, LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.10%	12.44%	11/30/2029	$11,032,131	10,719,118	10,714,406	2.24%	E
Mesquite Bidco, LLC	First Lien Revolver	SOFR(Q)	1.00%	7.00%	12.44%	11/30/2029	$—	(18,970)	(19,256)	—	D/E
Showtime Acquisition, L.L.C. (World Choice)	First Lien Term Loan	SOFR(Q)	1.00%	7.25%	12.67%	8/1/2028	$2,200,122	2,157,070	2,145,339	0.45%	E
Showtime Acquisition, L.L.C. (World Choice)	First Lien Term Loan	SOFR(Q)	1.00%	7.60%	12.92%	8/7/2028	$2,750,019	2,684,643	2,702,994	0.56%	E
Showtime Acquisition, L.L.C. (World Choice)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	12.92%	8/7/2028	$—	(4,705)	(3,384)	—	D/E
Showtime Acquisition, L.L.C. (World Choice)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.60%	12.92%	8/7/2028	$158,331	154,567	155,624	0.03%	E
Whatabrands, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.11%	8.69%	8/3/2028	$1,030,050	998,525	1,031,858	0.22%
								17,822,249	17,900,129	3.74%
Household Durables
Bad Boy Mowers JV Acquisition, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.31%	11/9/2029	$7,491,284	7,315,165	7,378,915	1.54%	E

Insurance
Alera Group, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.60%	10.68%	10/2/2028	$273,666	269,610	274,487	0.06%	E
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.60%	10.68%	10/2/2028	$548,965	540,829	550,612	0.11%	E
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.60%	11.18%	11/17/2025	$450,523	367,147	612,711	0.13%	E
Alliant Holdings Intermediate, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.50%	8.83%	10/31/2030	$1,730,764	1,699,737	1,739,790	0.36%
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	11.08%	8/31/2029	$2,982,206	2,935,998	2,961,331	0.62%	E
AmeriLife Holdings, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.75%	11.08%	8/31/2028	$—	(5,566)	(2,642)	—	D/E
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.75%	11.08%	8/31/2029	$1,176,237	955,532	1,092,712	0.23%	E
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.75%	11.24%	8/31/2029	$747,756	736,158	742,522	0.15%	E
AssuredPartners, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.61%	8.94%	2/12/2027	$980,711	957,494	982,672	0.20%
Galway Borrower LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.85%	11.15%	9/29/2028	$3,573,000	3,513,510	3,546,203	0.74%	E
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.85%	11.15%	9/29/2028	$—	(44,954)	(40,500)	(0.01)%	D/E
Higginbotham Insurance Agency, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.60%	10.93%	11/25/2026	$2,874,409	2,874,409	2,903,153	0.61%	E
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.60%	10.93%	11/25/2026	$838,062	838,062	846,443	0.18%	E
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.60%	10.93%	11/25/2028	$10,958,003	10,859,371	11,067,582	2.31%	E
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	12.93%	11/25/2026	$—	(12,925)	(12,925)	—	D/E
HUB International Limited	First Lien Term Loan B	SOFR(Q)	0.75%	3.25%	8.57%	6/20/2030	$1,459,787	1,459,787	1,461,969	0.31%
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.84%	8/27/2026	$2,952,502	2,921,579	2,952,502	0.62%	E
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.34%	8/27/2026	$1,994,247	1,964,768	1,994,247	0.42%	E
Integrity Marketing Acquisition, LLC	First Lien Revolver	SOFR(Q)	0.75%	6.00%	11.84%	8/27/2026	$—	(149,745)	—	—	D/E
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.34%	8/27/2026	$1,331,578	1,311,877	1,331,578	0.28%	E
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.34%	8/27/2026	$203,251	190,660	203,251	0.04%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Insurance (Continued)
NFP Corp.	First Lien Term Loan	SOFR(M)	—	3.36%	8.69%	2/13/2027	$980,470	$951,492	$982,799	0.20%
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.50%	11.83%	7/19/2030	$3,414,352	3,355,043	3,482,639	0.73%	E
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan D	SOFR(M)	0.75%	6.11%	11.83%	7/19/2030	$—	(29,804)	68,630	0.01%	D/E
RSC Acquisition, Inc. (Risk Strategies)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.34%	10/30/2026	$1,921,509	1,921,509	1,931,117	0.40%	E
RSC Acquisition, Inc. (Risk Strategies)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.34%	10/30/2026	$—	(32,844)	12,200	—	D/E
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	First Lien Term Loan	SOFR(M)	—	3.75%	9.08%	9/3/2026	$1,917,167	1,885,566	1,922,832	0.40%
USI, Inc.	First Lien Term Loan	SOFR(Q)	—	3.00%	8.30%	11/22/2029	$2,496,330	2,485,602	2,500,486	0.52%
								44,719,902	46,108,401	9.62%
Internet and Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.40%	11.58%	12/29/2027	$2,293,822	2,176,250	2,143,347	0.45%	E
Syndigo, LLC	First Lien Term Loan	SOFR(M)	0.75%	4.50%	9.94%	12/14/2027	$1,256,101	1,224,807	1,252,961	0.26%	E
								3,401,057	3,396,308	0.71%
Internet and Direct Marketing Retail
Pug LLC	First Lien Term Loan	SOFR(M)	—	4.75%	10.08%	3/15/2030	$736,195	715,251	738,186	0.15%

Internet Software and Services
Anaconda, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.50%	12.82%	8/22/2027	$841,208	835,337	833,637	0.17%	E
Anaconda, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.50%	12.84%	8/22/2027	$700,040	694,381	693,740	0.14%	E
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(Q)	1.00%	7.25%	12.57%	1/26/2029	$2,110,569	2,059,661	2,076,167	0.43%	C/E
Bynder Bidco B.V. (Netherlands)	First Lien Revolver B	SOFR(Q)	1.00%	7.25%	12.57%	1/26/2029	$—	(1,138)	(2,790)	—	C/D/E
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(Q)	1.00%	7.25%	12.57%	1/26/2029	$582,226	568,182	572,736	0.12%	C/E
Bynder Bidco, Inc. (Netherlands)	First Lien Revolver A	SOFR(Q)	1.00%	7.25%	12.57%	1/26/2029	$—	(4,129)	(769)	—	C/D/E
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.84%	8/29/2029	$8,579,230	8,385,591	8,417,083	1.77%	E
e-Discovery Acquireco, LLC (Reveal)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.84%	8/29/2029	$—	(17,604)	(14,741)	—	D/E
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	13.44%	7/8/2027	$2,678,183	2,661,833	2,694,252	0.56%	E
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	13.44%	7/8/2027	$—	(22,254)	14,145	—	D/E
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(M)	0.50%	3.85%	9.18%	3/1/2029	$707,400	690,382	707,747	0.15%
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	5.26%	10.57%	7/27/2028	$2,456,030	2,389,813	1,473,618	0.31%
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	—	12.00%	12.00%	7/27/2028	$839,385	777,912	527,415	0.11%
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.81%	2/1/2029	$1,445,490	1,416,310	1,451,272	0.30%	E
Oranje Holdco, Inc. (KnowBe4)	First Lien Revolver	SOFR(Q)	1.00%	7.75%	12.81%	2/1/2029	$—	(3,648)	—	—	D/E
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Term Loan	SOFR(Q)	0.75%	0.90% Cash + 6.25% PIK	12.47%	1/24/2028	$3,216,519	3,176,035	3,182,102	0.66%	C/E
								23,606,664	22,625,614	4.72%
IT Services
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.56%	10/19/2028	$3,776,510	3,704,829	3,833,158	0.80%	E
Avalara, Inc.	First Lien Revolver	SOFR(Q)	0.75%	7.25%	12.56%	10/19/2028	$—	(7,168)	—	—	D/E
CrewLine Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.06%	11/8/2030	$9,559,143	9,333,717	9,540,025	1.99%	E
CrewLine Buyer, Inc. (New Relic)	First Lien Revolver	SOFR(Q)	1.00%	6.75%	12.06%	11/8/2030	$—	(23,511)	(1,991)	—	D/E
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.30%	12/29/2028	$2,248,930	2,195,466	2,170,217	0.45%	E
Madison Logic Holdings, Inc.	First Lien Revolver	SOFR(Q)	1.00%	7.00%	12.30%	12/30/2027	$—	(3,672)	(5,706)	—	D/E
Research Now Group, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.76%	11.07%	12/20/2024	$2,447,781	2,406,619	1,477,089	0.31%
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.81%	5/13/2030	$4,099,217	4,009,637	4,086,919	0.85%	E
Serrano Parent, LLC (Sumo Logic)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.81%	5/13/2030	$—	(8,958)	(1,230)	—	D/E
								21,606,959	21,098,481	4.40%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Life Sciences Tools and Services
Alcami Corporation	First Lien Term Loan	SOFR(M)	1.00%	7.15%	12.49%	12/21/2028	$988,833	$961,538	$1,008,610	0.21%	E
Alcami Corporation	First Lien Revolver	SOFR(M)	1.00%	7.15%	12.49%	12/21/2028	$—	(3,675)	—	—	D/E
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.15%	12.47%	12/21/2028	$72,581	70,578	74,033	0.02%	E
Curia Global, Inc.	First Lien Term Loan	SOFR(M)	0.75%	3.85%	9.16%	8/30/2026	$1,457,186	1,428,432	1,391,838	0.29%
Parexel International, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.36%	8.69%	11/15/2028	$331,075	323,621	332,204	0.07%
								2,780,494	2,806,685	0.59%
Machinery
AI Aqua Merger Sub, Inc. (Osmosis Buyer) (United Kingdom)	First Lien Term Loan	SOFR(M)	0.50%	3.75%	9.07%	7/30/2028	$1,410,083	1,364,866	1,414,200	0.30%	C
Blackbird Purchaser, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	10.83%	12/19/2030	$2,388,836	2,342,946	2,342,015	0.49%	E
Blackbird Purchaser, Inc.	First Lien Revolver	SOFR(Q)	0.75%	5.50%	10.83%	12/19/2029	$37,813	31,800	31,637	0.01%	E
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	10.81%	12/19/2030	$94,296	85,221	85,036	0.02%	E
CPM Holdings Inc.	First Lien Term Loan	SOFR(M)	1.00%	4.50%	9.83%	9/22/2028	$387,030	381,769	388,032	0.08%
Distributed Power	First Lien Term Loan	SOFR(M)	1.00%	4.25%	9.56%	10/31/2028	$378,993	377,167	381,441	0.08%
Indicor, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.00%	9.30%	11/22/2029	$495,013	492,337	498,520	0.10%
Madison IAQ LLC	First Lien Term Loan	SOFR(M)	0.50%	3.36%	8.69%	6/21/2028	$1,024,202	975,699	1,023,936	0.21%
Service Logic Acquisition Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.26%	9.57%	10/29/2027	$2,449,893	2,382,621	2,452,955	0.51%
								8,434,426	8,617,772	1.80%
Media
NEP Group, Inc. et al	First Lien Revolver	SOFR(M)	1.00%	4.86%	10.19%	8/19/2026	$4,414,574	4,087,548	4,220,068	0.88%
Radiate Holdco, LLC	First Lien Term Loan	SOFR(M)	0.75%	3.25%	8.69%	9/25/2026	$1,367,848	1,337,395	1,148,992	0.24%
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.01% Cash + 0.5% PIK	12.82%	12/31/2024	$3,521,413	3,499,247	3,331,257	0.70%	E
Zayo Group Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.33%	9.66%	3/9/2027	$715,400	703,656	643,509	0.13%
								9,627,846	9,343,826	1.95%
Oil, Gas and Consumable Fuels
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.08%	10/2/2029	$1,273,755	1,238,027	1,241,911	0.26%	E

Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	11.43%	11/30/2026	$205,351	199,290	197,712	0.04%	E
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	11.43%	11/30/2026	$2,400,079	2,339,667	2,310,796	0.48%	E
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	11.43%	11/30/2026	$2,484,243	2,421,713	2,391,829	0.50%	E
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.15%	11.98%	12/23/2026	$1,582,720	1,549,871	1,521,469	0.32%	E
								6,510,541	6,421,806	1.34%
Pharmaceuticals
Nephron Pharmaceuticals Corp. et al	First Lien Term Loan B	SOFR(Q)	1.50%	9.00%	16.49%	9/11/2026	$9,045,231	8,749,446	8,131,663	1.70%	E

Professional Services
Allied Benefit Systems Intermediate, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	10.58%	10/31/2030	$7,985,796	7,873,036	8,145,512	1.70%	E
Allied Benefit Systems Intermediate, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.50%	5.25%	12.94%	10/31/2030	$—	(20,627)	29,216	0.01%	D/E
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.75%	11.08%	6/30/2028	$751,034	737,495	737,065	0.15%	E
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	10.58%	6/30/2028	$2,153,194	2,122,664	2,076,971	0.43%	E
Cherry Bekaert Advisory, LLC	First Lien Revolver	SOFR(M)	0.75%	5.25%	10.58%	6/30/2028	$134,176	127,835	118,343	0.02%	E
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	10.58%	6/30/2028	$—	(17,495)	(18,051)	—	D/E
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	10.58%	6/30/2028	$887,071	874,485	855,669	0.18%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Professional Services (Continued)
Deerfield Dakota Holding, LLC	First Lien Term Loan	SOFR(Q)	1.00%	3.75%	9.06%	4/9/2027	$939,707	$914,471	$936,249	0.20%
DTI Holdco, Inc. (Epiq)	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	10.06%	4/21/2029	$2,462,500	2,370,119	2,465,578	0.51%
Element Materials Technology Group US Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.50%	4.35%	9.66%	6/22/2029	$468,987	464,406	469,965	0.10%
Element Materials Technology Group US Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.50%	4.35%	9.66%	6/24/2029	$222,950	220,782	223,415	0.05%
GI Consilio Parent, LLC	First Lien Term Loan	SOFR(M)	0.50%	4.50%	9.94%	5/12/2028	$10,972,500	10,778,563	10,972,500	2.29%	E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	11.06%	1/16/2030	$4,693,918	4,603,166	4,614,121	0.96%	E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Revolver	SOFR(Q)	1.00%	5.75%	11.06%	1/16/2030	$—	(11,837)	(10,408)	—	D/E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	11.06%	1/16/2030	$—	(19,729)	(17,347)	—	D/E
ICIMS, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.58%	8/18/2028	$1,152,092	1,136,883	1,145,525	0.24%	E
OMNIA Partners, LLC	First Lien Term Loan	SOFR(Q)	1.00%	3.75%	9.07%	7/25/2030	$485,774	483,337	488,582	0.10%
Syntellis Performance Solutions, LLC (Axiom Global, Inc.)	First Lien Incremental Term Loan	SOFR(M)	0.75%	4.85%	10.18%	10/1/2026	$2,976,677	2,928,418	2,894,818	0.60%	E
Vensure Employer Services, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	10.08%	2/28/2027	$4,931,767	4,931,767	4,801,075	1.00%	E
Vensure Employer Services, Inc.	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	5.25%	10.58%	2/26/2027	$1,924,043	1,832,532	1,831,757	0.38%	E
Vensure Employer Services, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	10.08%	2/28/2027	$—	(20)	(44)	—	D/E
VT TopCo, Inc. (Veritext)	First Lien Term Loan	SOFR(M)	0.50%	4.25%	9.58%	8/3/2030	$4,987,500	4,942,010	5,007,101	1.05%
								47,272,261	47,767,612	9.97%
Real Estate Management and Development
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	11.05%	1/18/2030	$7,324,992	7,183,207	7,179,225	1.50%	E
Community Merger Sub Debt LLC (CINC Systems)	First Lien Revolver	SOFR(Q)	0.75%	5.75%	11.05%	1/18/2030	$—	(38,678)	(39,755)	(0.01)%	D/E
Forest City Enterprises, L.P.	First Lien Term Loan	SOFR(M)	—	3.61%	8.94%	12/8/2025	$902,764	892,941	865,335	0.18%
								8,037,470	8,004,805	1.67%
Software
Applied Systems, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.50%	4.50%	8.81%	9/19/2026	$510,145	508,966	513,790	0.11%
Barracuda Parent LLC	First Lien Term Loan	SOFR(Q)	—	4.50%	9.81%	8/15/2029	$572,750	560,781	570,531	0.12%
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(M)	1.00%	7.25%	12.57%	9/12/2029	$12,076,774	11,802,263	11,907,698	2.48%	E
Bluefin Holding, LLC (Allvue)	First Lien Revolver	SOFR(M)	1.00%	7.25%	12.57%	9/12/2029	$—	(27,064)	(16,669)	—	D/E
Boxer Parent Company, Inc.	First Lien Term Loan	SOFR(M)	—	4.25%	9.58%	12/29/2029	$1,299,403	1,262,361	1,309,285	0.27%
Capstone Borrower, Inc. (Cvent, Inc.)	First Lien Term Loan B	SOFR(Q)	—	3.75%	9.05%	5/17/2030	$4,977,885	4,911,412	4,991,375	1.04%
Central Parent Inc.	First Lien Term Loan	SOFR(Q)	0.50%	4.00%	9.31%	7/6/2029	$992,500	975,524	996,579	0.21%
Cloudera, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.85%	9.18%	10/8/2028	$162,322	152,573	161,967	0.03%
Cornerstone OnDemand, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.86%	9.19%	10/15/2028	$735,039	704,114	722,485	0.15%
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.84%	3/30/2029	$2,327,225	2,278,733	2,310,934	0.48%	E
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	12.84%	3/30/2029	$—	(4,849)	(1,629)	—	D/E
Sophia, L.P. (Ellucian)	First Lien Term Loan B	SOFR(M)	0.50%	3.50%	8.93%	10/7/2029	$1,939,054	1,939,054	1,949,719	0.41%
Epicor Software Corp.	First Lien Term Loan	SOFR(M)	0.75%	3.36%	8.69%	7/31/2027	$2,119,843	2,079,877	2,129,732	0.44%
Flexera Software, LLC	First Lien Term Loan	SOFR(M)	0.75%	3.75%	9.19%	3/3/2028	$731,745	716,042	734,237	0.15%
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.58%	5/22/2029	$3,924,025	3,860,107	3,845,545	0.80%	E
Fusion Risk Management, Inc.	First Lien Revolver	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.58%	5/22/2029	$—	(11,945)	(9,152)	—	D/E
Greeneden U.S. Holdings II, LLC	First Lien Term Loan	SOFR(M)	0.75%	4.11%	8.83%	12/1/2027	$2,702,667	2,663,712	2,713,761	0.57%
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	12.18%	7/9/2029	$1,567,165	1,545,192	1,520,307	0.32%	E
GTY Technology Holdings Inc.	First Lien Revolver	PRIME	1.00%	5.25%	13.75%	7/9/2029	$—	(3,995)	(7,905)	—	D/E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.20%	7/9/2029	$314,774	294,268	293,608	0.06%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	12.20%	7/9/2029	$1,210,877	1,193,612	1,174,672	0.25%	E
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(S)	0.75%	8.00%	13.19%	8/7/2028	$2,321,515	2,278,561	2,287,157	0.48%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Software (Continued)
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.19%	11/1/2027	$947,623	$933,048	$946,865	0.20%	E
Kong Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.19%	11/1/2027	$502,803	493,166	502,401	0.10%	E
Maverick Bidco, Inc. (Mitratech)	First Lien No. 2 Term Loan	SOFR(Q)	0.75%	4.51%	9.82%	5/18/2028	$6,947,500	6,685,548	6,940,344	1.45%
MH Sub I, LLC (Micro Holding Corp.)	First Lien 2023 Incremental Term Loan	SOFR(M)	1.00%	4.25%	9.58%	4/25/2028	$1,449,050	1,419,125	1,442,131	0.30%
Planview Parent, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.26%	9.56%	12/17/2027	$823,543	803,347	822,654	0.17%
Proofpoint, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.36%	8.69%	8/31/2028	$1,614,341	1,573,926	1,616,980	0.34%
Sovos Compliance, LLC (fka Taxware, LLC)	First Lien Term Loan	SOFR(M)	0.50%	4.50%	9.94%	8/11/2028	$308,750	303,082	306,400	0.06%
TIBCO Software Inc.	First Lien Term Loan	SOFR(Q)	0.50%	4.60%	9.91%	3/30/2029	$1,286,974	1,192,983	1,282,579	0.27%
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	6.50%	11.83%	7/25/2029	$9,383,007	9,133,364	9,124,036	1.90%	E
Trintech, Inc.	First Lien Revolver	SOFR(M)	1.00%	6.50%	11.83%	7/25/2029	$206,737	187,485	186,766	0.04%	E
UKG Inc.	First Lien Term Loan	SOFR(Q)	—	3.50%	8.81%	1/30/2031	$1,999,205	1,964,762	2,012,010	0.42%
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.57%	11/22/2028	$2,507,409	2,469,526	2,519,946	0.53%	E
Zendesk Inc.	First Lien Revolver	SOFR(Q)	0.75%	6.25%	11.57%	11/22/2028	$—	(3,900)	—	—	D/E
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	11.57%	11/22/2028	$—	(4,735)	3,055	—	D/E
								66,830,026	67,804,194	14.15%
Specialty Retail
Fender Musical Instruments Corp.	First Lien Term Loan	SOFR(M)	0.50%	4.10%	9.43%	12/1/2028	$2,458,791	2,372,845	2,419,856	0.51%
Mavis Tire Express Services Topco Corp.	First Lien Term Loan	SOFR(M)	0.75%	3.75%	9.08%	5/4/2028	$1,000,487	969,669	1,003,328	0.21%
MED ParentCo, LP	First Lien Term Loan	SOFR(M)	—	4.25%	9.69%	8/31/2026	$355,640	341,844	355,615	0.07%
Woof Holdings, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.01%	9.32%	12/21/2027	$942,193	919,525	753,754	0.16%
								4,603,883	4,532,553	0.95%
Trading Companies and Distributors
BCPE Empire Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.00%	9.33%	1/24/2028	$675,587	669,838	677,107	0.14%
SRS Distribution, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.61%	8.94%	6/2/2028	$1,239,986	1,198,806	1,249,962	0.26%
								1,868,644	1,927,069	0.40%
Transportation Infrastructure
Apple Bidco, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.50%	8.83%	9/23/2028	$443,770	442,724	443,910	0.09%
Bleriot US Bidco Inc.	First Lien Term Loan	SOFR(Q)	—	4.26%	9.57%	10/30/2026	$1,068,862	1,058,694	1,074,206	0.22%
Brown Group Holding, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.75%	8.34%	7/1/2029	$1,866,822	1,855,166	1,869,044	0.40%
								3,356,584	3,387,160	0.71%

Total Debt Investments - 157.8% of Net Assets								438,301,492	441,718,899	92.20%

Total Investments - 157.8% of Net Assets								438,301,492	441,718,899	92.20%

Cash and Cash Equivalents - 13.3% of Net Assets									37,333,179	7.80%

Total Cash and Investments - 171.1% of Net Assets									479,052,078	100.00%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2024

Notes to Schedule of Investments:

(A)
Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933 (the “Securities Act”). Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)
99.9% of the fair value of total senior secured loans in the Fund’s portfolio bear interest at a floating rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), “S”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”. In addition, 91.0% of the fair value of such senior secured loans have floors of 0.50% to 2.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at March 31, 2024 of all contracts within the specified loan facility. SOFR resets monthly (M), quarterly (Q) or semiannually (S).
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
(E)
Investments are considered Level 3 in accordance with ASC Topic 820 (see Note 2).
(F)
As of March 31, 2024, the Fund generally uses GICS codes to identify the industry groupings.

Aggregate acquisitions and aggregate dispositions of investments totaled $50,194,776 and $11,639,214, respectively for the three months ended March 31, 2024. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on investments. As of March 31, 2024, approximately 2.2% of the total assets of the Fund were not qualifying assets under Section 55(a) of the 1940 Act.

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

March 31, 2024

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

March 31, 2024

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2024

2. Summary of Significant Accounting Policies (Continued)

At March 31, 2024, the Fund’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Total
1	Quoted prices in active markets for identical assets	$—	$—
2	Other direct and indirect observable market inputs(2)	159,781,579	159,781,579
3	Valuation sources that employ significant unobservable inputs	281,937,320	281,937,320
Total		$441,718,899	$441,718,899

______________________

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2024 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1)
Bank Debt	$241,584,114	Income approach	Discount rate	9.0% - 24.8% (11.8%)
	40,353,206	Market quotations	Indicative bid/ask quotes	1 (1)
	$281,937,320

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2024

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 for the three months ended March 31, 2024 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Total
Beginning balance	$249,673,453	$249,673,453
Net realized and unrealized gains (losses)	2,056,068	2,056,068
Acquisitions(1)	45,792,236	45,792,236
Dispositions	(5,404,032)	(5,404,032)
Transfers into Level 3(2)	2,493,324	2,493,324
Transfers out Level 3(3)	(12,673,729)	(12,673,729)
Ending balance	$281,937,320	$281,937,320

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$2,071,781	$2,071,781

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

March 31, 2024

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At March 31, 2024, included in cash and cash equivalents was $32.9 million (11.8% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 5.15%. At December 31, 2023, included in cash and cash equivalents was $5.0 million (2.1% of net assets) held in JP Morgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 5.20%.

Restricted Investments

The Fund may invest without limitation in instruments that are subject to legal or contractual restrictions on resale. These instruments generally may be resold to institutional investors in transactions exempt from registration or to the public if the securities are registered. Disposal of these investments may involve time-consuming negotiations and additional expense, and prompt sale at an acceptable price may be difficult. Restricted investments, including any restricted investments in affiliates, are valued in accordance with the investment valuation policies discussed above. The Fund did not hold any restricted investments at March 31, 2024 and December 31, 2023.

Foreign Currency Investments

The Fund may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at March 31, 2024 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Fund did not hold any investments denominated in foreign currency at March 31, 2024 or December 31, 2023.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2024

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

During each of the 36 months following the commencement of the Fund’s operations, the Fund will reimburse the Investment Adviser for any and all Expense Payments incurred by the Investment Adviser under the Expense Support Agreement to the extent that the Fund’s annual Operating Expenses (as defined below) do not exceed 1.25% of the value of the Fund’s net assets, calculated monthly based on month-end net assets. “Operating Expenses” for purposes of the Expense Support Agreement means all annual operating expenses of the Fund incurred in the ordinary course of business, excluding offering costs incurred by the Fund, interest expense and other financing costs, portfolio transaction and other investment-related costs, base management fee and incentive fee payable pursuant to the Advisory Agreement, shareholder servicing and/or distribution fees, taxes and any other extraordinary expenses not incurred in the ordinary course of business (including, without limitation, litigation expenses). From inception of the Fund through March 31, 2024, the Adviser had incurred $0.8 million related to organizational and offering expenses. The Fund did not reimburse the Investment Adviser for any Expense Payments during the three months ended March 31, 2024 since the annual operating expenses exceeded 1.25% of the value of the Fund’s net assets.

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

March 31, 2024

2. Summary of Significant Accounting Policies (Continued)

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

March 31, 2024

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

For the three months ended March 31, 2024, the Investment Adviser earned $0.8 million in management fees. For the three months ended March 31, 2023, the Investment Adviser earned and waived $0.4 million in management fees.

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

March 31, 2024

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

For the three months ended March 31, 2024, the Investment Adviser earned $1.1 million in incentive fees. For the three months ended March 31, 2023, the Investment Adviser earned and waived $1.0 million in incentive fees.

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

March 31, 2024

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

At March 31, 2024, there was $172.0 million of debt outstanding under the Credit Facility, with a weighted-average interest rate, excluding fees of 7.29%. Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of March 31, 2024, the estimated fair value of the outstanding debt approximated their carrying value.

Total expenses related to debt included the following:

	Three Months Ended March 31,
	2024	2023
Interest expense	$3,102,384	$1,428,671
Amortization of deferred debt issuance costs	56,379	46,533
Commitment fees	166,889	135,986
Total	$3,325,652	$1,611,190

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

March 31, 2024

5. Commitments and Contingencies (Continued)

The Consolidated Schedule of Investments include certain revolving loan facilities and other commitments with unfunded balances at March 31, 2024 and December 31, 2023 as follows:

		Unfunded Balances
Issuer	Maturity Date	March 31, 2024	December 31, 2023
Accordion Partners LLC	8/31/2028	$973,498	$2,964,083
Accordion Partners LLC	8/29/2029	125,445	250,890
Accuserve Solutions, Inc.	3/14/2030	925,063	N/A
Alcami Corporation	12/21/2028	N/A	83,235
Alcami Corporation	12/21/2028	133,176	133,176
Alera Group, Inc.	10/2/2028	N/A	70,848
Alera Group, Inc.	11/17/2025	8,559,942	9,010,465
Allied Benefit Systems Intermediate, LLC	10/31/2030	1,460,816	1,460,816
AmeriLife Holdings, LLC	8/31/2029	N/A	126,586
AmeriLife Holdings, LLC	8/31/2028	377,494	377,494
AmeriLife Holdings, LLC	8/31/2029	10,755,889	11,935,075
Avalara, Inc.	10/19/2028	377,651	377,651
Blackbird Purchaser, Inc.	12/19/2030	378,130	472,662
Blackbird Purchaser, Inc.	12/19/2029	277,295	315,108
Bluefin Holding, LLC	9/12/2029	1,190,668	1,190,668
Bynder Bidco B.V. (Netherlands)	1/26/2029	171,174	171,174
Bynder Bidco, Inc. (Netherlands)	1/26/2029	47,160	47,160
Cherry Bekaert Advisory, LLC	6/30/2028	313,078	447,254
Cherry Bekaert Advisory, LLC	6/30/2028	970,468	970,468
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	1,997,725	N/A
Crewline Buyer, Inc.	11/8/2030	995,744	995,744
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	232,723	232,723
e-Discovery AcquireCo, LLC	8/29/2029	779,930	779,930
Fusion Holding Corp. (Finalsite)	9/15/2027	371,133	371,133
Fusion Risk Management, Inc.	5/22/2029	457,601	457,601
Galway Borrower LLC	9/29/2028	5,400,000	5,400,000
GC Waves Holdings, Inc. (Mercer)	8/11/2029	11,028,916	11,827,234
GTY Technology Holdings Inc.	7/9/2029	264,374	237,936
GTY Technology Holdings Inc.	7/9/2029	770,655	1,085,429
Gympass US, LLC	7/8/2027	2,357,523	N/A
Higginbotham Insurance Agency, Inc.	11/25/2028	N/A	3,675,280
Higginbotham Insurance Agency, Inc.	11/25/2026	1,292,541	N/A
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	1,020,417	N/A
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	612,250	N/A
ImageFirst Holdings, LLC	4/27/2028	249,950	228,309
Integrity Marketing Acquisition, LLC	8/27/2026	2,713,905	2,713,905
Integrity Marketing Acquisition, LLC	8/27/2026	3,452,216	3,452,216

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2024

5. Commitments and Contingencies (Continued)

		Unfunded Balances (continued)
Issuer	Maturity Date	March 31, 2024	December 31, 2023
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	187,452	187,452
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	123,067	123,067
Lucky US BuyerCo, LLC (Global Payments)	3/30/2029	286,684	409,549
Madison Logic Holdings, Inc.	12/30/2027	163,029	163,029
Mesquite Bidco, LLC	11/30/2029	668,614	668,614
OMNIA Partners, LLC	7/18/2030	N/A	24,996
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	8/23/2027	527,770	680,994
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	9/19/2028	5,353,117	5,353,117
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	180,686	180,686
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	7/19/2030	3,431,510	3,431,510
PMA Parent Holdings, LLC	1/31/2031	1,270,184	N/A
RSC Acquisition, Inc. (Risk Strategies)	10/30/2026	2,440,022	3,578,907
Serrano Parent, LLC (Sumo Logic)	5/13/2030	409,922	409,922
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	N/A	158,331
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	197,914	197,914
Trintech, Inc.	7/25/2029	516,842	516,842
Vensure Employer Services, Inc.	2/28/2027	1,660	1,660
Vensure Employer Services, Inc.	2/26/2027	4,763,322	5,876,054
Vortex Finance Sub, LLC	9/4/2029	2,621,633	2,621,633
Vortex Finance Sub, LLC	9/4/2029	187,948	199,305
Wealth Enhancement Group, LLC	10/4/2028	1,211,017	N/A
Wealth Enhancement Group, LLC	10/4/2027	69,201	N/A
Zendesk Inc.	11/22/2028	610,938	610,938
Zendesk Inc.	11/22/2028	251,563	251,563
Total Unfunded Balances		$86,508,645	$87,508,336

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2024

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

From time to time, the Investment Adviser advances payments to third parties on behalf of the Fund and receives reimbursement from the Fund. At March 31, 2024 and December 31, 2023, amounts reimbursable to the Investment Adviser totaled $0.4 million and $0.2 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

The Fund has entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator will perform (or oversee, or arrange for, the performance by third parties of) the administrative services necessary for the operation of the Fund, including but not limited to, determining and publishing the Fund's net asset value (“NAV”), overseeing the preparation and filing of the Fund's tax returns, and the printing and dissemination of reports to shareholders of the Fund, and generally overseeing the payment of the Fund's expenses and the performance of administrative and professional services rendered to the Fund by others. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities thereunder, including payments to the Administrator in an amount equal to the Fund’s allocable portion of overhead and other expenses incurred by the Administrator or its affiliate in performing its obligations and services under the Administration Agreement, such as rent, license fees and other costs associated with computer software utilized in providing such obligations and services and the Fund’s allocable portion of the cost of personnel attributable to performing such obligations and services, including, but not limited to, marketing, legal and other services performed by the Administrator for the Fund. The Administrator will also, on behalf of the Fund, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other shareholders servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, shareholders and such other persons in any such other capacity deemed to be necessary or desirable. For the three months ended March 31, 2024, the Fund incurred $0.3 million for such administrative service expenses.

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

The Fund has the authority to issue an unlimited number of Common Shares of any class and an unlimited number of shares of preferred shares, at a par value $0.001 per share. As of March 31, 2024, the Fund had 11,183,432 Institutional shares issued and outstanding.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2024

7. Stockholders’ Equity and Dividends (Continued)

The following table summarizes transactions in Common Shares for the three months ended March 31, 2024 and 2023:

Three Months Ended March 31,
	2024		2023
	Shares	Amount	Shares	Amount
Institutional Class
Subscriptions	1,322,168	$32,918,671	803,632	$19,381,650
Share transfers between classes	—	—	—	—
Distributions reinvested	276,320	6,877,969	133,196	3,197,723
Share Repurchases	(23,540)	(588,029)	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	1,574,948	$39,208,611	936,828	$22,579,373

Class S
Subscriptions	—	—	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Share Repurchases	—	—	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	—	—	—	—

Class D	—	—	—	—
Subscriptions	—	—	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Share Repurchases	—	—	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	—	—	—	—

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents our monthly NAV per share for each of the three classes of shares since our inception through March 31, 2024.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2024

7. Stockholders’ Equity and Dividends (Continued)

	NAV per Share
For the Month Ended	Institutional Class	Class S	Class D
June 30, 2022	$23.49	N/A	N/A
July 31, 2022	24.40	N/A	N/A
August 31, 2022	24.86	N/A	N/A
September 30, 2022	23.74	N/A	N/A
October 31, 2022	23.89	N/A	N/A
November 30, 2022	23.93	N/A	N/A
December 31, 2022	23.69	N/A	N/A
January 31, 2023	24.28	N/A	N/A
February 28, 2023	24.25	N/A	N/A
March 31, 2023	24.23	N/A	N/A
April 30, 2023	24.38	N/A	N/A
May 31, 2023	24.05	N/A	N/A
June 30, 2023	24.49	N/A	N/A
July 31, 2023	24.73	N/A	N/A
August 31, 2023	24.85	N/A	N/A
September 30, 2023	24.99	N/A	N/A
October 31, 2023	24.70	N/A	N/A
November 30, 2023	24.87	N/A	N/A
December 31, 2023	24.85	N/A	N/A
January 31, 2024	24.92	N/A	N/A
February 29, 2024	24.93	N/A	N/A
March 31, 2024	24.98	N/A	N/A

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering net investment income available for distribution to shareholders, at the discretion of our Board of Trustees.

The following tables summarize the Fund's dividends declared for the three months ended March 31, 2024 and 2023:

Institutional Class

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 26, 2024	January 30, 2024	February 27, 2024	Regular	0.23	2,348,876
February 23, 2024	February 28, 2024	March 27, 2024	Regular	0.23	2,471,608
March 26, 2024	March 28, 2024	April 26, 2024	Regular	0.23	2,572,189
				$0.69	$7,392,673

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 30, 2023	January 30, 2023	February 27, 2023	Regular	$0.17	$890,298
February 15, 2023	February 22, 2023	March 27, 2023	Regular	0.18	1,012,545
March 24, 2023	March 29, 2023	April 26, 2023	Regular	0.20	1,181,081
				$0.55	$3,083,924

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2024

7. Stockholders’ Equity and Dividends (Continued)

Class S Shares

No Class S shares were outstanding for the three months ended March 31, 2024 and 2023.

Class D Shares

No Class D shares were outstanding for the three months ended March 31, 2024 and 2023.

8. Share Repurchase Program

At the discretion of the Fund’s Board of Trustees, the Fund is conducting a share repurchase program in which the Fund is repurchasing, in each quarter, up to 5% of the Fund’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Fund does not intend to conduct a share repurchase offer during any calendar quarter for which our liquid assets plus available and undrawn leverage are less than 25% of our net assets as of the date of the most recent publicly available NAV prior to the commencement of such calendar quarter. In addition, our Board of Trustees may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the Fund’s share repurchase plan, to the extent the Fund offers to repurchase shares in any particular quarter, the Fund expects to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last business day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”).The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived at the Fund’s or Distributor’s discretion in the case of repurchase requests arising from the death, divorce or qualified disability of the holder, or due to trade or operational error. The Early Repurchase Deduction will be waived in the event that a shareholder’s shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders. The Fund commenced its initial quarterly repurchase offer on April 28, 2023. On January 19, 2024, the Fund initiated a quarterly offer to repurchase up to 5% of its shares outstanding as of December 31, 2023, commencing on January 19, 2024 and ending on February 29, 2024, with a valuation date of March 31, 2024.

The following table presents information with respect to the Fund's repurchases for the three months ended March 31, 2024:

Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
February 29, 2024	23,540	0.2%	$24.98	March 31, 2024	$588,029	—

______________________

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Net of Early Repurchase Deduction (if any).
(3)
All repurchase requests were satisfied in full.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2024

9. Financial Highlights

	For the Three Months Ended March 31,
	2024	2023
Per Common Share
Per share NAV at beginning of period	$24.85	$23.69
Investment operations: (1)
Net investment income	0.69	0.69
Net realized and unrealized gain (loss)	0.13	0.40
Total from investment operations	0.82	1.09

Dividends to common shareholders	(0.69)	(0.55)
Per share NAV at end of period	$24.98	$24.23

Total return based on net asset value: (2)	3.30%	4.60%

Shares outstanding at end of period	11,183,432	5,905,404
Ratios to average net asset value: (3)
Net investment income(4)	12.61%	12.03%
Expenses before incentive fee (5)	7.90%	6.70%
Expenses and incentive fee (6)	8.30%	6.70%

Ending net asset value	$279,409,264	$143,108,848
Portfolio turnover rate	2.73%	5.98%
Weighted-average debt outstanding	$167,956,044	$91,244,444
Weighted-average interest rate on debt	7.43%	6.35%
Weighted-average number of common shares	10,713,313	5,588,034
Weighted-average debt per share	$15.02	$15.45

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

March 31, 2024

10. Senior Securities

Information about the Fund's senior securities is shown in the following table as of the year ended December 31, 2023 and 2022 and the period ended March 31, 2024.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
As of March 31, 2024	$172,000,000	$2,600	—	N/A
Fiscal year 2023	156,000,000	2,510	—	N/A
Fiscal year 2022	95,000,000	2,225	—	N/A

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

11. Subsequent Events

On April 1, 2024, the Fund accepted $24,623,803 of additional subscriptions, to purchase $24,623,803 of additional institutional shares, par value $0.001 per share. On April 22, 2024, the number of shares being purchased was fixed when the purchase price of $24.98 per share was determined by the Fund. As a result, the Fund issued 985,741 shares and received $24,623,803 in proceeds.

On April 19, 2024, the Fund entered into a Senior Secured Credit Agreement for a $75 million revolving credit facility (the “Revolving Credit Facility”) with Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks from time to time parties thereto. The Revolving Credit Facility matures on April 19, 2029 and generally bears interest at either (i) term SOFR plus a credit spread adjustment plus margin of 2.00% or 1.875% per annum or (ii) the prime rate plus a margin of 2.00% or 1.875% per annum, in each case subject to certain conditions. The Fund may elect either the term SOFR or prime rate at the time of drawdown. The Revolving Credit Facility will be guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). The Revolving Credit Facility is secured by substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions. Under the Revolving Credit Facility, the Fund is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The Revolving Credit Facility includes usual and customary events of default for credit facilities of this nature.

On April 24, 2024, the Fund declared a regular distribution for its Institutional Shares in an amount of $0.23 per share. The distribution will be payable to shareholders of record at the close of business on April 29 2024 and will be paid on May 29, 2024. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund's distribution reinvestment plan.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as amended, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2024, approximately 97.8% of our total assets were invested in qualifying assets.

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

The Advisory Agreement provides that the management fee is calculated at an annual rate of 1.25% of the value of the Fund’s net assets determined on a consolidated basis in accordance with GAAP at the end of the most recently completed calendar month and payable monthly in arrears. For the first calendar month in which the Fund had operations, net assets were measured as the beginning net assets as of the date on which the Fund first issued Common Shares to one or more investors (other than the Investment Adviser and its affiliates). The Investment Adviser agreed to waive its management fee for the first twelve months following the date of the commencement of the Fund’s operations.

Additionally, the Advisory Agreement provides that the Investment Adviser may be entitled to incentive fee under certain circumstances. According to the terms of such agreement, the incentive fee equals the sum of (i) 12.5% of all net investment income and (ii) 12.5% of all net realized capital gains (net of any net unrealized capital depreciation) less net investment income incentive fee and capital gains incentive fee previously paid. However, incentive fee will only be paid to the extent the cumulative total return of the Fund after the incentive fee and including such payment would equal or exceed a 5% annual return on daily weighted-average unreturned contributed capital contributions. The determination of the incentive fee is subject to limitations under the 1940 Act and the Advisers Act.

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

The three-level hierarchy for fair value measurement is defined as follows:

Level 1: Quoted prices in active markets for identical assets

Level 2: Other direct and indirect observable market inputs (for example, quoted prices in inactive markets or quotes for comparable investments)

Level 3: Independent third-party valuation sources that employ significant unobservable inputs

As of March 31, 2024, none of our investments were categorized as Level 1, 36.2% were categorized as Level 2 and 63.8% were Level 3 investments valued based on valuations by independent third party sources.

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

Portfolio and investment activity

During the three months ended March 31, 2024, we invested approximately $50.2 million, comprised of new investments in 8 new portfolio companies, as well as draws made on existing commitments and payment in kind ("PIK") received on prior investments, all of which were in senior secured loans. Additionally, we received approximately $11.6 million in proceeds from sales or repayments during the three months ended March 31, 2024.

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

At March 31, 2024, our investment portfolio of $441.7 million (at fair value) consisted of 151 portfolio companies and was invested 100.0% in senior secured loans. Our average portfolio company investment at fair value was approximately $2.9 million. Our largest portfolio company investment by fair value was approximately 3.4% of our portfolio and our five largest portfolio company investments by fair value comprised approximately 13.9% of our portfolio at March 31, 2024.

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

The industry composition of our portfolio at fair value at March 31, 2024 was as follows:

Industry	March 31, 2024
Software	15.4%
Professional Services	10.8
Insurance	10.4
Diversified Financial Services	6.2
Commercial Services and Supplies	5.3
Internet Software and Services	5.1
Construction and Engineering	5.1
IT Services	4.8
Hotels, Restaurants and Leisure	4.1
Healthcare Providers and Services	3.0
Aerospace and Defense	2.5
Building Products	2.4
Media	2.1
Capital Markets	2.0
Machinery	2.0
Pharmaceuticals	1.8
Real Estate Management and Development	1.8
Diversified Consumer Services	1.7
Household Durables	1.7
Health Care Technology	1.6
Consumer Finance	1.5
Paper and Forest Products	1.5
Energy Equipment and Services	1.4
Specialty Retail	1.0
Other	4.8
Totals	100.0%

The weighted average effective yield of our debt and total portfolio was 11.6% at March 31, 2024 and 11.7% at December 31, 2023. At March 31, 2024, 99.9% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, the Federal Funds Rate or PRIME Rate, and 0.1% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 91.0% at March 31, 2024. At December 31, 2023, 99.8% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, the Federal Funds Rate or PRIME Rate, and 0.2% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 90.6% at December 31, 2023. No debt investments in the portfolio company were on non-accrual status as of March 31, 2024 and December 31, 2023.

Results of operations

Investment income

Investment income totaled $13.5 million and $6.1 million, respectively, for the three months ended March 31, 2024 and 2023, all of which was attributable to interest and fees on our debt investments. The increase in investment income in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 reflects the significant increase in portfolio size as the Fund continues to ramp up, as well as the increase in SOFR rates during the year.

Expenses

Total net operating expenses for the three months ended March 31, 2024 and 2023 were $6.2 million and $2.2 million, respectively, comprised of $3.3 million and $1.6 million in interest and other debt expenses, $1.1 million and $0.0 million in incentive fees, $0.8 million and $0.0 million in management fees, $0.3 million and $0.3 million in administrative expenses, $0.3 million and $0.1 million in professional fees and $0.4 million and $0.2 million in other operating expenses, respectively. The increase in expenses in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily reflects the significant increase in portfolio size, amount of debt outstanding, and other Fund activities as the Fund continues to ramp up, as well as the increase in SOFR rates during the year.

Net investment income (loss)

Net investment income was $7.4 million and $3.9 million respectively, for the three months ended March 31, 2024 and 2023. The increase in net investment income reflects the higher investment income, partially offset by the higher operating expenses in the three months ended March 31, 2024 compared to the three months ended March 31, 2023

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended March 31, 2024 and 2023 was $0.0 million and $0.0 million, respectively.

For the three months ended March 31, 2024 and 2023, the change in net unrealized appreciation (depreciation) was $1.4 million and $2.1 million, respectively. The change in net unrealized appreciation (depreciation) for the three months ended March 31, 2024 was primarily driven by unrealized gains across the portfolio from tighter market spreads during the year. The change in net unrealized appreciation (depreciation) for the three months from March 31, 2023 was primarily driven by unrealized gains across the portfolio from tighter market spreads.

Incentive compensation

The income component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less aggregate income incentive compensation previously paid in with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 5.0% total return hurdle on daily weighted average unreturned capital contributions (the “Hurdle Rate”). The capital gains component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate realized capital gains (computed net of realized losses and net of unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid or distributed in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The capital gains component will be paid in full prior to payment of the income component. In any case, incentive compensation (including both the income and capital gains components) will only be paid to the extent the trailing twelve quarter (or if shorter, the number of calendar quarters that have occurred since commencement of the fund) total return of the Fund after incentive compensation and including such payment would equal or exceed a 5% annual total return on daily weighted average unreturned contributed capital contributions for such period. For the three months ended March 31, 2024, $1.1 million in incentive fees were earned, comparing to $0.0 million earned for the three months ended March 31, 2023. The increase in incentive fees earned was due to the expiration of the Fee waiver and the subsequent discontinuation of the fee waiver starting 1/1/2024.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax expense was incurred in the three months ended March 31, 2024.

Net increase (decrease) in net assets resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $8.8 million and $5.9 million, respectively for the three months ended March 31, 2024 and 2023.

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

Our primary uses of cash are expected to be for investments in portfolio companies and other investments, for operational costs such as paying the Investment Adviser and Administrator, for costs related to our credit facility and for distributions to our shareholders.

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

On September 8, 2023, the Borrower entered into Amendment No. 1 to the Credit Facility (the “Amendment”). The Amendment extended the term commitment termination date under the Credit Facility with respect to term commitments entered into on the closing date to December 8, 2023. On December 15, 2023, the Borrower entered into Amendment No. 2 to the Credit Facility (the "Second Amendment"). The Second Amendment increased the total revolving commitments from $50.0 million to $75.0 million, increased total term commitments from $150.0 million to $225.0 million, and increased the facility margin level applicable to the borrower. The Credit Facility includes usual and customary events of default for credit facilities of this nature. Borrowings under the Credit Facility are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act. As of March 31, 2024, there was $172.0 million drawn on the Credit Facility.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business

Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. After obtaining shareholder approval by written consent on March 16, 2022, the Fund’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of March 31, 2024, the Fund's asset coverage ratio was 260%.

Net cash used in operating activities for the three months ended March 31, 2024 was $43.1 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $51.6 million, and net investment income (net of non-cash income and expenses) of approximately $8.5 million.

Net cash provided by financing activities was $60.0 million for the three months ended March 31, 2024, consisting primarily of $21.0 million in proceeds from share issuances, $16.0 million in credit facility draws (net of repayments), and $24.6 million contribution received in advance, offset by $1.6 million dividends paid in cash to shareholders.

At March 31, 2024, we had $37.3 million in cash and cash equivalents.

Share Transactions

The following table summarizes transactions in Common Shares for the three months ended March 31, 2024 and 2023:

Three Months Ended March 31,
	2024		2023
	Shares	Amount	Shares	Amount
Institutional Class
Subscriptions	1,322,168	$32,918,671	803,632	$19,381,650
Share transfers between classes	—	—	—	—
Distributions reinvested	276,320	6,877,969	133,196	3,197,723
Share Repurchases	(23,540)	(588,029)	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	1,574,948	$39,208,611	936,828	$22,579,373

Class S
Subscriptions	—	—	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Share Repurchases	—	—	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	—	—	—	—

Class D	—	—	—	—
Subscriptions	—	—	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Share Repurchases	—	—	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	—	—	—	—

The following table presents information with respect to the Fund's repurchases for the three months ended March 31, 2024:

Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
February 29, 2024	23,540	0.2%	$24.98	March 31, 2024	$588,029	—

______________________

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Net of Early Repurchase Deduction (if any).
(3)
All repurchase requests were satisfied in full.

Contractual obligations

We have entered into several contracts under which we have future commitments. Pursuant to the Advisory Agreement, the Investment Adviser manages our day-to-day operations and provides investment advisory services to us. Payments under the Advisory Agreement are equal to a percentage of the value of our total assets (excluding cash and cash equivalents) and an incentive fee, plus reimbursement of certain expenses incurred by the Investment Adviser. Under our Administration Agreement, the Administrator provides us with administrative services, facilities and personnel. Payments under the Administration Agreement are equal to an allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us, and may include rent and our allocable portion of the cost of certain of our officers and their respective staffs. We are responsible for reimbursing the Investment Adviser for due diligence and negotiation expenses, fees and expenses of custodians, administrators, transfer and distribution agents, counsel and directors, insurance, filings and registrations, proxy expenses, expenses of communications to investors, compliance expenses, interest, taxes, portfolio transaction expenses, costs of responding to regulatory inquiries and reporting to regulatory authorities, costs and expenses of preparing and maintaining our books and records, indemnification, litigation and other extraordinary expenses and such other expenses as are approved by the directors as being reasonably related to our organization, offering, capitalization, operation or administration and any portfolio investments, as applicable. The Investment Adviser is not responsible for any of the foregoing expenses. The Fund may terminate each of the Advisory Agreement and Administration Agreement without penalty upon not less than 60 days’ written notice to the other party and the Investment Adviser and the Administrator may terminate the Advisory Agreement or Administration Agreement, as applicable, without penalty upon not less than 120 days’ written notice to the other party. The Sub-Advisory Agreement may be terminated as a whole at any time by the Fund without the payment of any penalty, upon the vote of a majority of the Board of Trustees or a majority of the outstanding voting securities of the Fund or by the Investment Adviser or the Sub-Adviser, on 60 days’ written notice by either party to the other.

On June 3, 2022, the Fund entered into the Credit Facility, a $200 million revolving credit facility that matures on June 3, 2032 and generally bears interest at a floating rate. We cannot assure shareholders that we will be able to enter into any other credit facilities on favorable terms or at all. In connection with any other credit facilities or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. On September 8, 2023, the Borrower entered into Amendment No. 1 to the Credit Facility. The Amendment extended the term commitment termination date under the Credit Facility with respect to term commitments entered into on the closing date to December 8, 2023. On December 15, 2023, the Borrower entered into Amendment No. 2 to the Credit Facility. The Second Amendment increased the total revolving commitments from $50.0 million to $75.0 million, increased total term commitments from $150.0 million to $225.0 million, and increased the facility margin level applicable to the borrower. The Credit Facility includes usual and customary events of default for credit facilities of this nature. Borrowings under the Credit Facility are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act. As of March 31, 2024, there was $172.0 million drawn on the Credit Facility.

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

The following tables summarize the Fund’s dividends declared and paid for the three months ended March 31, 2024 and 2023:

Institutional Class Shares

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 26, 2024	January 30, 2024	February 27, 2024	Regular	0.23	2,348,876
February 23, 2024	February 28, 2024	March 27, 2024	Regular	0.23	2,471,608
March 26, 2024	March 28, 2024	April 26, 2024	Regular	0.23	2,572,189
				$0.69	$7,392,673

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 30, 2023	January 30, 2023	February 27, 2023	Regular	$0.17	$890,298
February 15, 2023	February 22, 2023	March 27, 2023	Regular	0.18	1,012,545
March 24, 2023	March 29, 2023	April 26, 2023	Regular	0.20	1,181,081
				$0.55	$3,083,924

Class S Shares

No Class S shares were outstanding for the three months ended March 31, 2024 and 2023.

Class D Shares

No Class D shares were outstanding for the three months ended March 31, 2024 and 2023.

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
•
The Administrator provides us with administrative services necessary to conduct our day-to-day operations. For providing these services, facilities and personnel, the Administrator may be reimbursed by us for expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our officers and the Administrator’s administrative staff and providing, at our request and on our behalf, significant managerial assistance to our portfolio companies to which we are required to provide such assistance. The Administrator is an affiliate of the Investment Adviser.
•
We have entered into a royalty-free license agreement with BlackRock and the Investment Adviser, pursuant to which each of BlackRock and the Investment Adviser has agreed to grant us a non-exclusive, royalty-free license to use the name "BlackRock".

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

Recent Developments

On April 1, 2024, the Fund accepted $24,623,803 of additional subscriptions, to purchase $24,623,803 of additional institutional shares, par value $0.001 per share. On April 22, 2024, the number of shares being purchased was fixed when the purchase price of $24.98 per share was determined by the Fund. As a result, the Fund issued 985,741 shares and received $24,623,803 in proceeds.

On April 19, 2024, the Fund entered into a Senior Secured Credit Agreement for a $75 million revolving credit facility (the “Revolving Credit Facility”) with Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks from time to time parties thereto. The Revolving Credit Facility matures on April 19, 2029 and generally bears interest at either (i) term SOFR plus a credit spread adjustment plus margin of 2.00% or 1.875% per annum or (ii) the prime rate plus a margin of 2.00% or 1.875% per annum, in each case subject to certain conditions. The Fund may elect either the term SOFR or prime rate at the time of drawdown. The Revolving Credit Facility will be guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). The Revolving Credit Facility is secured by substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions. Under the Revolving Credit Facility, the Fund is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The Revolving Credit Facility includes usual and customary events of default for credit facilities of this nature.

On April 24, 2024, the Fund declared a regular distribution for its Institutional Shares in an amount of $0.23 per share. The distribution will be payable to shareholders of record at the close of business on April 29 2024 and will be paid on May 29, 2024. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund's distribution reinvestment plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2024, 99.9% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2024, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 91.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2024, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$8,278,272	$0.74
Up 200 basis points	5,518,848	0.49
Up 100 basis points	2,759,424	0.25
Down 100 basis points	(2,759,424)	(0.25)
Down 200 basis points	(5,518,848)	(0.49)
Down 300 basis points	(8,278,272)	(0.74)

Item 4. Controls and Procedures

Disclosure Controls and Procedures

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

Internal Control Over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of March 31, 2024, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report and discussed below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Refer to our Current Reports on Form 8-K filed with the SEC on January 26, 2024, February 23, 2024 and March 27, 2024 for information about unregistered sales of our equity securities during the quarter.

The following table presents information with respect to the Fund's repurchases for the three months ended March 31, 2024:

Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
February 29, 2024	23,540	0.2%	$24.98	March 31, 2024	$588,029	—

______________________

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Net of Early Repurchase Deduction (if any).
(3)
All repurchase requests were satisfied in full.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Trust of the Registrant(1)
3.2	Amended and Restated Agreement and Declaration of Trust of the Registrant(1)
3.3	Second Amended and Restated Agreement and Declaration of Trust of the Registrant(2)
3.4	Third Amended and Restated Agreement and Declaration of Trust of the Registrant(3)
3.5	Fourth Amended and Restated Agreement and Declaration of Trust of the Registrant(4)
3.6	Bylaws of the Registrant(2)
3.7	Amended and Restated Bylaws of the Registrant(2)
10.1	Second Amended and Restated Advisory Agreement(5)
10.2	Amended and Restated Distribution and Shareholder Servicing Plan of Registrant(5)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

BlackRock Private Credit Fund

Date: May 2, 2024	By:	/s/ Rajneesh Vig
	Name:	Rajneesh Vig
	Title:	Trustee and Chief Executive Officer

Date: May 2, 2024	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer