Form 10-Q
period 2024-06-30
BlackRock Private Credit Fund
filed 2024-08-09
CIK 1902649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of June 30, 2024, there was no established public market for the Registrant's shares of common stock.

The number of shares of Registrant’s common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding as of August 9, 2024 was 16,577,276, 619,526, and 0 of Institutional Class, Class S and Class D Common Shares, respectively. Common shares outstanding exclude August 1, 2024 subscriptions since the issuance price is not yet finalized at this time.

BLACKROCK PRIVATE CREDIT FUND

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2024

BlackRock Private Credit Fund

Consolidated Statements of Assets and Liabilities

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $513,547,717 and $398,929,289, respectively)	$515,552,213	$400,926,373
Total investments (cost of $513,547,717 and $398,929,289, respectively)	515,552,213	400,926,373

Cash and cash equivalents	7,767,330	20,393,858
Receivable for investments sold	5,066,618	618,839
Interest, dividends and fees receivable	4,617,532	3,399,769
Deferred debt issuance costs	2,968,342	1,906,373
Prepaid expenses and other assets	1,406,024	773,376
Total assets	537,378,059	428,018,588

Liabilities
Debt	167,000,000	156,000,000
Payable for investments purchased	10,143,591	13,860,550
Distribution payable	3,246,951	3,651,224
Interest and debt related payables	2,658,869	2,166,027
Incentive fees payable	1,246,143	—
Management fees payable	337,133	—
Reimbursements due to the Investment Adviser	456,357	247,942
Contribution received in advance	—	11,924,839
Accrued expenses and other liabilities	1,006,838	1,363,980
Total liabilities	$186,095,882	$189,214,562

Commitments and contingencies (Note 5)

Net assets	$351,282,177	$238,804,026

Composition of net assets applicable to common shareholders
Common shares of beneficial interest, $0.001 par value; 14,140,203 and 9,608,484 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	$14,139	$9,608
Paid-in capital in excess of par	347,363,321	234,370,285
Distributable earnings (loss)	3,904,717	4,424,133
Total net assets	351,282,177	238,804,026
Total liabilities and net assets	$537,378,059	$428,018,588

Net assets per share	$24.84	$24.85

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Assets and Liabilities

	June 30, 2024	December 31, 2023
	(Unaudited)
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$343,837,811	$238,804,026
Common shares outstanding ($0.001 par value, unlimited shares authorized)	13,840,544	9,608,484
Net asset value per share	$24.84	$24.85
Class S Shares:
Net assets	$7,444,366	$—
Common shares outstanding ($0.001 par value, unlimited shares authorized)	299,659	—
Net asset value per share	$24.84	N/A
Class D Shares:
Net assets	$—	$—
Common shares outstanding ($0.001 par value, unlimited shares authorized)	—	—
Net asset value per share	N/A	N/A

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment income
Interest income:
Non-controlled, non-affiliated investments	$15,183,403	$7,257,646	$28,710,263	$13,321,204
Total investment income	15,183,403	7,257,646	28,710,263	13,321,204

Operating expenses
Interest and other debt expenses	3,474,436	1,773,412	6,800,088	3,384,602
Incentive fees	1,246,143	611,662	2,298,682	1,575,589
Management fees	946,305	466,719	1,739,196	863,876
Professional fees	243,037	71,365	545,802	142,580
Administrative expenses	196,135	286,708	530,838	576,255
Custody fees	81,549	49,764	157,655	96,817
Director fees	66,125	74,625	124,750	143,750
Insurance expense	7,233	7,233	14,465	14,466
Distribution and servicing fees
Class S	5,296	—	5,296	—
Other operating expenses	194,146	101,241	402,716	180,629
Total operating expenses, before management fee and incentive fee waivers	6,460,405	3,442,729	12,619,488	6,978,564
Management fee and incentive fee waivers	—	(1,078,381)	—	(2,439,465)
Total operating expenses, net of management fee and incentive fee waivers	6,460,405	2,364,348	12,619,488	4,539,099
Net investment income	8,722,998	4,893,298	16,090,775	8,782,105

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(178,656)	21,027	(177,456)	(1,811)
Net realized gain (loss)	(178,656)	21,027	(177,456)	(1,811)

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(1,412,911)	775,038	7,412	2,837,191
Net change in unrealized appreciation (depreciation)	(1,412,911)	775,038	7,412	2,837,191

Net realized and unrealized gain (loss)	(1,591,567)	796,065	(170,044)	2,835,380

Net increase (decrease) in net assets resulting from operations	$7,131,431	$5,689,363	$15,920,731	$11,617,485

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Shares		Paid in Capital	Distributable	Total Net
	Shares	Par Amount	in Excess of Par	Earnings (loss)	Assets
Balance at December 31, 2023	9,608,484	$9,608	$234,370,285	$4,424,133	$238,804,026
Share Transactions
Institutional Class:
Issuance of common shares	1,322,168	1,322	32,917,349	—	32,918,671
Issuance of common shares from dividend reinvestment plan	276,320	276	6,877,693	—	6,877,969
Repurchase of common shares	(23,540)	(24)	(588,005)	—	(588,029)
Net investment income	—	—	—	7,367,777	7,367,777
Net realized and unrealized gain (loss)	—	—	—	1,421,523	1,421,523
Dividends paid to common shareholders:
Institutional Class	—	—	—	(7,392,673)	(7,392,673)
Balance at March 31, 2024	11,183,432	$11,182	$273,577,322	$5,820,760	$279,409,264

Share Transactions
Institutional Class:
Issuance of common shares	2,407,822	2,408	60,089,533	—	60,091,941
Issuance of common shares from dividend reinvestment plan	249,290	249	6,220,266	—	6,220,515
Class S:
Issuance of common shares	299,659	300	7,476,200	—	7,476,500
Net investment income	—	—	—	8,722,998	8,722,998
Net realized and unrealized gain (loss)	—	—	—	(1,591,567)	(1,591,567)
Dividends paid to common shareholders:
Institutional Class	—	—	—	(8,983,848)	(8,983,848)
Class S	—	—		(63,626)	(63,626)
Balance at June 30, 2024	14,140,203	$14,139	$347,363,321	$3,904,717	$351,282,177

	Common Shares		Paid in Capital	Distributable	Total Net
	Shares	Par Amount	in Excess of Par	Earnings (loss)	Assets
Balance at December 31, 2022	4,968,576	$4,969	$120,449,278	$(2,768,970)	$117,685,277
Share Transactions
Institutional Class:
Issuance of common shares	803,632	803	19,380,847	—	19,381,650
Issuance of common shares from dividend reinvestment plan	133,196	133	3,197,590	—	3,197,723
Net investment income	—	—	—	3,888,807	3,888,807
Net realized and unrealized gain (loss)	—	—	—	2,039,315	2,039,315
Dividends paid to common shareholders
Institutional Class	—	—	—	(3,083,924)	(3,083,924)
Balance at March 31, 2023	5,905,404	$5,905	$143,027,715	$75,228	$143,108,848

Share Transactions
Institutional Class:
Issuance of common shares	518,381	517	12,553,825	—	12,554,342
Issuance of common shares from dividend reinvestment plan	145,022	145	3,511,903	—	3,512,048
Net investment income	—	—	—	4,893,298	4,893,298
Net realized and unrealized gain (loss)	—	—	—	796,065	796,065
Dividends paid to common shareholders
Institutional Class	—	—	—	(4,024,063)	(4,024,063)
Balance at June 30, 2023	6,568,807	$6,567	$159,093,443	$1,740,528	$160,840,538

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net increase (decrease) in net assets resulting from operations	$15,920,731	$11,617,485
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	177,456	1,811
Change in net unrealized (appreciation) depreciation of investments	(7,412)	(2,837,191)
Net amortization of investment discounts and premiums	(2,030,994)	(1,363,492)
Interest and dividend income paid in kind	(863,984)	(279,515)
Amortization of deferred debt issuance costs	160,981	94,278
Changes in assets and liabilities:
Purchases of investments	(167,064,372)	(68,123,549)
Proceeds from disposition of investments	55,163,465	31,086,458
Decrease (increase) in interest, dividends and fees receivable	(1,217,763)	(585,204)
Decrease (increase) in receivable for investments sold	(4,447,779)	(1,099,100)
Decrease (increase) in prepaid expenses and other assets	(632,648)	39,071
Increase (decrease) in interest and debt related payables	492,842	270,050
Increase (decrease) in incentive fees payable	1,246,143	—
Increase (decrease) in management fees payable	337,133	—
Increase (decrease) in reimbursements due to the Investment Adviser	208,415	60,109
Increase (decrease) in payable for investments purchased	(3,716,959)	(6,983,566)
Increase (decrease) in accrued expenses and other liabilities	(357,142)	720,952
Net cash provided by (used in) operating activities	(106,631,887)	(37,381,403)

Financing activities
Proceeds from common shares sold	88,562,273	26,985,992
Contribution received in advance	—	4,574,394
Draws on credit facilities	55,000,000	40,000,000
Repayments of credit facility draws	(44,000,000)	(36,000,000)
Payments of debt issuance costs	(1,222,950)	(19,253)
Dividends paid in cash to shareholders	(3,745,928)	(459,654)
Payments of repurchased shares	(588,036)	—
Net cash provided by (used in) financing activities	94,005,359	35,081,479

Net increase (decrease) in cash and cash equivalents (including restricted cash)	(12,626,528)	(2,299,924)
Cash and cash equivalents (including restricted cash) at beginning of period	20,393,858	17,633,729
Cash and cash equivalents (including restricted cash) at end of period	$7,767,330	$15,333,805

Supplemental cash flow information
Interest payments	$6,146,265	$3,020,273
Excise tax payments	$73,753	$18,395
Distribution payable	$3,246,951	$1,379,449
Reinvestment of dividends during the period	$13,098,484	$6,709,771

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments(A)
Aerospace and Defense
Arcline FM Holdings, LLC (Fairbanks Morse, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	10.35%	6/23/2028	$9,527,095	$9,354,145	$9,566,537	1.83%
Peraton Corp.	First Lien Term Loan	SOFR(M)	0.75%	3.85%	9.19%	2/1/2028	$1,359,553	1,336,015	1,361,354	0.26%
								10,690,160	10,927,891	2.09%
Automobiles
Wand Newco 3, Inc. (aka Caliber Collision)	First Lien Term Loan	SOFR(M)	—	3.75%	9.09%	1/8/2031	$1,013,000	1,010,610	1,020,866	0.20%

Building Products
Trulite Holding Corp.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.34%	2/22/2030	$10,366,383	10,169,513	10,081,307	1.93%	E

Capital Markets
Learning Care Group (US) No. 2 Inc.	First Lien Initial Term Loan	SOFR(Q)	0.50%	4.00%	9.34%	8/11/2028	$29,775	29,405	30,017	0.01%
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.33%	1/31/2031	$8,891,290	8,723,896	8,811,268	1.68%	E
PMA Parent Holdings, LLC	First Lien Revolver	SOFR(Q)	0.75%	6.00%	11.33%	1/31/2031	$—	(23,913)	(11,432)	—	D/E
								8,729,388	8,829,853	1.69%
Chemicals
Discovery Purchaser Corporation	First Lien Term Loan	SOFR(Q)	0.50%	4.38%	9.68%	10/4/2029	$778,209	730,275	778,100	0.15%
Momentive Performance Materials, Inc.	First Lien Term Loan	SOFR(M)	—	4.50%	9.84%	3/22/2028	$794,938	770,940	794,938	0.15%	E
W. R. Grace Holdings LLC	First Lien Term Loan	SOFR(M)	0.50%	3.25%	8.59%	9/22/2028	$1,099,059	1,082,877	1,105,340	0.21%
								2,584,092	2,678,378	0.51%
Commercial Services and Supplies
Creative Artists Agency, LLC.	First Lien Term Loan	SOFR(M)	—	3.25%	8.59%	11/27/2028	$1,283,802	1,276,397	1,291,325	0.25%
Dealer Tire Financial, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.75%	9.09%	12/18/2029	$1,246,249	1,224,421	1,246,766	0.24%
Ensemble RCM, LLC	First Lien Term Loan B	SOFR(Q)	—	3.00%	8.33%	8/3/2029	$1,062,876	1,055,948	1,061,165	0.20%
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.84%	8/23/2028	$1,437,666	1,412,808	1,411,500	0.27%	E
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Revolver	SOFR(Q)	0.75%	6.50%	11.84%	8/23/2027	$859,755	840,263	842,798	0.16%	E
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50%	11.85%	8/23/2028	$997,169	979,284	979,021	0.19%	E
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50%	11.80%	8/23/2028	$2,477,826	2,369,352	2,335,303	0.45%	E
TA TT Buyer, LLC (TouchTunes, Octave Music)	First Lien Tranche B-1 Term Loan	SOFR(Q)	0.50%	4.75%	10.18%	6/20/2031	$9,755,698	9,755,698	9,778,039	1.86%
								18,914,171	18,945,917	3.62%
Construction and Engineering
Geo Parent Corporation	First Lien Term Loan	SOFR(S)	—	5.35%	10.50%	12/19/2025	$9,030,230	8,970,584	9,086,669	1.74%	E
Groupe Solmax Inc. (Canada), Solmax U.S. LP	First Lien Term Loan	SOFR(M)	1.00%	4.86%	10.35%	6/27/2028	$2,407,592	2,307,041	2,340,817	0.45%	C
Legence Holdings LLC (Refficiency)	First Lien Term Loan	SOFR(M)	0.75%	3.50%	8.94%	12/16/2027	$249,435	247,949	250,267	0.05%
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	6.40%	11.74%	2/1/2030	$749,428	731,465	742,683	0.14%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Revolver	SOFR(Q)	1.00%	6.40%	11.74%	2/1/2029	$—	(2,826)	(1,108)	—	D/E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.40%	11.73%	2/1/2030	$119,315	114,202	116,554	0.02%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.40%	11.74%	2/1/2030	$—	—	(20,695)	—	D/E
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.35%	5/31/2030	$9,653,861	9,463,340	9,460,784	1.81%	E
Titan Home Improvement, LLC (Renuity)	First Lien Revolver	SOFR(Q)	1.00%	6.00%	11.35%	5/31/2030	$—	(29,756)	(30,168)	(0.01)%	D/E
Titan Home Improvement, LLC (Renuity)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.35%	5/31/2030	$—	(17,862)	(36,202)	(0.01)%	D/E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.34%	9/4/2029	$958,166	938,612	967,748	0.18%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.34%	9/4/2029	$2,712,866	2,712,866	2,739,995	0.52%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.00%	11.34%	9/4/2029	$620,991	584,618	627,201	0.12%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	6.00%	11.34%	9/4/2029	$471,894	444,254	498,110	0.10%	E
Vortex Companies, LLC	First Lien Revolver	SOFR(M)	1.00%	6.00%	11.63%	9/4/2029	$39,206	33,146	39,206	0.01%	E
								26,497,633	26,781,861	5.12%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.25%	14.53%	9/21/2027	$2,675,369	$2,632,065	$2,608,485	0.50%	E
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.25%	14.54%	9/21/2027	$891,790	877,355	869,495	0.17%	E
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.83%	3/30/2029	$3,166,683	3,091,334	3,114,749	0.59%	E
Lucky US BuyerCo, LLC (Global Payments)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	12.85%	3/30/2029	$245,729	235,953	239,012	0.05%	E
								6,836,707	6,831,741	1.31%
Containers and Packaging
Charter Next Generation, Inc.	First Lien Term Loan	SOFR(M)	0.75%	3.50%	8.84%	12/1/2027	$1,751,622	1,715,886	1,756,702	0.34%

Diversified Consumer Services
Amentum Government Services Holdings LLC	First Lien Term Loan	SOFR(M)	—	4.00%	9.46%	1/29/2027	$977,769	963,741	981,436	0.19%
Ascend Learning, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.60%	8.94%	12/11/2028	$1,099,684	1,064,341	1,099,975	0.21%
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.58%	9/14/2029	$4,478,192	4,403,175	4,439,680	0.84%	E
Fusion Holding Corp. (Finalsite)	First Lien Revolver	Prime	0.75%	5.25%	13.75%	9/15/2027	$92,783	87,419	89,443	0.02%	E
Sotheby's	First Lien Term Loan	SOFR(Q)	0.50%	4.76%	10.09%	1/15/2027	$903,327	893,030	831,436	0.16%
								7,411,706	7,441,970	1.42%
Diversified Financial Services
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.33%	8/29/2029	$2,554,519	2,496,637	2,554,519	0.49%	E
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.60%	8/29/2029	$3,182,396	3,124,394	3,182,396	0.61%	E
Accordion Partners LLC	First Lien Revolver	SOFR(Q)	0.75%	6.25%	11.57%	8/31/2028	$125,446	121,800	125,446	0.02%	E
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.00%	11.33%	8/29/2029	$344,313	336,405	344,313	0.07%	E
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.25%	11.58%	8/29/2029	$184,267	180,045	184,267	0.04%	E
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	11.59%	8/29/2029	$4,355,458	4,255,431	4,355,458	0.83%	E
Acuris Finance US, Inc.	First Lien Term Loan	SOFR(Q)	0.50%	4.15%	9.48%	2/16/2028	$973,010	954,611	974,426	0.19%
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	11.58%	8/21/2028	$2,338,773	2,306,495	2,297,611	0.44%	E
GC Champion Acquisition LLC (Numerix)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	6.50%	11.83%	8/21/2028	$8,921,568	8,702,518	8,836,813	1.68%	E
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.25%	11.58%	8/21/2028	$649,659	640,693	638,225	0.12%	E
GC Waves Holdings, Inc. (Mercer)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.10%	11.44%	8/11/2029	$4,181,400	3,907,782	4,311,376	0.82%	E
TransNetwork, LLC	First Lien 2024-B Term Loan	SOFR(S)	0.50%	6.00%	11.33%	12/29/2030	$—	—	2,917	—	E
TransNetwork, LLC	First Lien Term Loan	SOFR(Q)	0.50%	5.50%	10.83%	12/29/2030	$1,953,606	1,895,208	1,968,258	0.38%	E
Wealth Enhancement Group, LLC	First Lien Revolver	SOFR(Q)	1.00%	5.50%	10.85%	10/4/2027	$—	(923)	(941)	—	D/E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.50%	10.85%	10/4/2028	$191,859	175,701	175,510	0.03%	E
White Cap Supply Holdings, LLC	First Lien Tranche B Term Loan	SOFR(M)	—	3.25%	8.59%	10/19/2029	$823,241	797,237	825,583	0.16%
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.25%	10.42%	3/15/2030	$307,426	307,426	307,426	0.06%	E
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.25%	10.42%	3/15/2030	$—	(2,925)	—	—	D/E
								30,198,535	31,083,603	5.94%
Energy Equipment and Services
Liquid Tech Solutions Holdings, LLC	First Lien Term Loan	SOFR(M)	0.75%	4.75%	10.21%	3/20/2028	$6,435,000	6,329,700	6,443,044	1.23%	E

Environmental, Maintenance and Security Services
TruGreen Limited Partnership	First Lien Term Loan	SOFR(M)	0.75%	4.10%	9.44%	11/2/2027	$477,930	468,985	461,680	0.09%

Food Products
Chobani, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.36%	8.71%	10/25/2027	$575,508	552,830	578,204	0.11%
Chobani, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.75%	9.08%	10/25/2027	$292,530	291,262	294,221	0.06%
								844,092	872,425	0.17%
Health Care Equipment and Supplies
Chariot Buyer, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.25%	8.69%	11/3/2028	$900,233	864,141	900,796	0.17%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Healthcare Providers and Services
AHP Health Partners, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.50%	8.84%	8/24/2028	$807,937	$793,647	$811,096	0.15%
CHG Healthcare Services, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.36%	8.71%	9/29/2028	$1,410,251	1,382,113	1,414,066	0.27%
CNT Holdings I Corp.	First Lien Term Loan	SOFR(Q)	0.75%	3.50%	8.83%	11/8/2027	$810,925	807,259	813,856	0.16%
ImageFirst Holdings, LLC	First Lien Term Loan	SOFR(Q)	—	4.25%	9.58%	4/27/2028	$7,143,439	7,012,976	7,143,439	1.36%	E
ImageFirst Holdings, LLC	First Lien 2023 Delayed Draw Term Loan	SOFR(Q)	0.75%	4.25%	9.59%	4/27/2028	$249,326	244,903	249,326	0.05%	E
Ingenovis Health, Inc.	First Lien Term Loan	SOFR(M)	0.75%	4.25%	9.71%	3/5/2028	$586,994	579,089	502,983	0.10%
RecordXTechnologies, LLC (Ontellus)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	10.58%	5/20/2030	$4,350,747	4,307,979	4,320,292	0.82%	E
U.S. Anesthesia Partners, Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.25%	9.69%	9/23/2028	$2,443,467	2,384,829	2,350,139	0.45%
								17,512,795	17,605,197	3.36%
Health Care Technology
Athenahealth Group Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.25%	8.59%	2/15/2029	$882,393	868,888	880,602	0.17%
Gainwell Acquisition Corp.	First Lien Term Loan	SOFR(Q)	0.75%	4.07%	9.41%	10/1/2027	$3,875,535	3,831,955	3,762,486	0.72%
PointClickCare Technologies Inc. (Canada)	First Lien Term Loan	SOFR(Q)	—	3.00%	8.33%	12/29/2027	$955,377	953,675	961,348	0.18%	C
Polaris Newco, LLC	First Lien Term Loan	SOFR(Q)	0.50%	4.26%	9.59%	6/2/2028	$1,364,270	1,329,765	1,365,355	0.26%
								6,984,283	6,969,791	1.33%
Hotels, Restaurants and Leisure
Fertitta Entertainment, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.75%	9.08%	1/27/2029	$1,165,425	1,130,975	1,168,117	0.22%
Mesquite Bidco, LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.45%	11/30/2029	$11,004,551	10,706,164	10,697,524	2.04%	E
Mesquite Bidco, LLC	First Lien Revolver	SOFR(Q)	1.00%	7.00%	12.45%	11/30/2029	$—	(18,129)	(18,654)	—	D/E
Showtime Acquisition, L.L.C. (World Choice)	First Lien Term Loan	SOFR(Q)	1.00%	6.35%	11.68%	8/1/2028	$2,194,622	2,154,168	2,141,512	0.41%	E
Showtime Acquisition, L.L.C. (World Choice)	First Lien Term Loan	SOFR(Q)	1.00%	6.60%	11.93%	8/7/2028	$2,743,092	2,681,649	2,697,557	0.52%	E
Showtime Acquisition, L.L.C. (World Choice)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.60%	11.93%	8/7/2028	$157,936	154,398	155,314	0.03%	E
Showtime Acquisition, L.L.C. (World Choice)	First Lien Revolver	SOFR(Q)	1.00%	6.60%	11.93%	8/7/2028	$—	(4,433)	(3,285)	—	D/E
								16,804,792	16,838,085	3.22%
Household Durables
Bad Boy Mowers JV Acquisition, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.33%	11/9/2029	$7,472,509	7,304,712	7,509,872	1.44%	E

Insurance
Alera Group, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.60%	11.94%	9/30/2028	$272,972	269,152	273,518	0.05%	E
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.60%	11.94%	9/30/2028	$547,576	539,913	548,671	0.10%	E
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.75%	11.09%	11/17/2025	$1,468,030	1,389,341	1,630,152	0.31%	E
Alliant Holdings Intermediate, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.50%	8.84%	11/6/2030	$1,726,415	1,696,646	1,732,613	0.33%
AmeriLife Holdings, LLC	First Lien Revolver	SOFR(M)	0.75%	5.75%	11.08%	8/31/2029	$—	(5,249)	(755)	—	D/E
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.75%	11.08%	8/31/2029	$14,689,563	14,441,167	14,660,183	2.80%	E
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.75%	11.08%	8/31/2029	$—	(16,486)	(1,871)	—	D/E
AssuredPartners, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.50%	8.84%	2/16/2031	$1,096,253	1,094,919	1,100,364	0.21%
Galway Borrower LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.85%	11.18%	9/29/2028	$3,564,000	3,507,979	3,537,270	0.67%	E
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.85%	11.18%	9/29/2028	$—	(42,440)	(40,500)	(0.01)%	D/E
Higginbotham Insurance Agency, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.60%	10.94%	11/25/2028	$2,867,057	2,867,057	2,867,057	0.55%	E
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.60%	10.94%	11/25/2028	$10,930,493	10,838,746	10,930,493	2.09%	E
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.60%	10.94%	11/25/2028	$835,938	835,938	835,938	0.16%	E
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	4.75%	10.10%	11/25/2026	$143,860	131,651	142,568	0.03%	E
HUB International Limited	First Lien Term Loan B	SOFR(M)	0.75%	3.25%	8.59%	6/20/2030	$1,456,137	1,456,137	1,460,993	0.28%
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.85%	8/27/2026	$2,945,065	2,917,441	2,945,065	0.56%	E
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	11.35%	8/27/2026	$1,989,223	1,962,890	1,989,223	0.38%	E
Integrity Marketing Acquisition, LLC	First Lien Revolver	SOFR(Q)	0.75%	6.50%	11.85%	8/19/2026	$—	(134,108)	—	—	D/E
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.35%	8/27/2026	$1,328,229	1,310,674	1,328,229	0.25%	E
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.00%	11.35%	8/19/2026	$1,030,886	1,016,623	1,030,886	0.20%	E
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.50%	10.84%	11/1/2028	$1,294,759	1,219,583	1,239,913	0.24%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Insurance (Continued)
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.50%	11.84%	7/19/2030	$3,405,773	$3,349,857	$3,439,831	0.66%	E
RSC Acquisition, Inc. (Risk Strategies)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.35%	10/30/2026	$399,389	386,181	393,239	0.08%	E
RSC Acquisition, Inc. (Risk Strategies)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.35%	10/30/2026	$3,327,178	3,327,178	3,307,215	0.63%	E
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	First Lien Term Loan	SOFR(M)	—	3.75%	9.09%	9/3/2026	$1,912,326	1,882,819	1,916,839	0.37%
								56,243,609	57,267,134	10.94%
Internet and Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.58%	12/29/2027	$2,288,015	2,178,787	2,130,828	0.41%	E
Syndigo, LLC	First Lien Term Loan	SOFR(M)	0.75%	4.61%	9.96%	12/14/2027	$1,252,864	1,223,768	1,245,034	0.24%	E
								3,402,555	3,375,862	0.65%
Internet and Direct Marketing Retail
Pug LLC	First Lien Term Loan	SOFR(M)	—	4.75%	10.09%	3/15/2030	$725,296	705,534	726,431	0.14%

Internet Software and Services
Anaconda, Inc.	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.50%	12.83%	8/22/2027	$841,208	834,522	834,478	0.16%	E
Anaconda, Inc.	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.50%	12.83%	8/22/2028	$609,489	604,644	604,613	0.12%	E
Anaconda, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.85%	8/22/2028	$700,040	694,461	694,440	0.13%	E
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(Q)	1.00%	7.25%	12.57%	1/26/2029	$2,110,569	2,062,316	2,077,433	0.40%	C/E
Bynder Bidco B.V. (Netherlands)	First Lien Revolver B	SOFR(Q)	1.00%	7.25%	12.57%	1/26/2029	$—	(1,078)	(2,687)	—	C/D/E
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(Q)	1.00%	7.25%	12.57%	1/26/2029	$582,226	568,915	573,085	0.11%	C/E
Bynder Bidco, Inc. (Netherlands)	First Lien Revolver A	SOFR(Q)	1.00%	7.25%	12.57%	1/26/2029	$—	(3,913)	(740)	—	C/D/E
e-Discovery Acquireco, LLC (Reveal)	First Lien Initial Term Loan	SOFR(Q)	1.00%	5.75%	11.10%	9/1/2028	$6,640,840	6,576,942	6,573,768	1.25%	E
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.85%	8/29/2029	$8,579,230	8,394,592	8,749,957	1.66%	E
e-Discovery Acquireco, LLC (Reveal)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.85%	8/29/2029	$—	(16,785)	15,521	—	D/E
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	13.46%	7/8/2027	$2,706,852	2,691,760	2,706,852	0.52%	E
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	4.00% Cash + 4.00% PIK	13.45%	7/8/2027	$2,357,523	2,336,980	2,357,523	0.45%	E
Magenta Buyer, LLC (McAfee)	First Lien First Amendment Term Loan	SOFR(M)	0.50%	8.58%	8.58%	3/1/2029	$707,400	691,253	707,566	0.14%
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	5.26%	10.59%	5/3/2029	$2,449,749	2,387,544	1,373,391	0.26%
Magenta Buyer, LLC (McAfee)	First Lien Incremental Term Loan	Fixed	—	12.00%	12.00%	7/27/2028	$835,145	777,561	463,505	0.09%
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.83%	2/1/2029	$1,445,490	1,417,306	1,444,045	0.28%	E
Oranje Holdco, Inc. (KnowBe4)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.25%	12.59%	2/1/2029	$1,116,745	1,094,970	1,115,628	0.21%	E
Oranje Holdco, Inc. (KnowBe4)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	12.83%	2/1/2029	$—	(3,458)	(181)	—	D/E
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	0.90% Cash + 6.25% PIK	12.47%	1/24/2028	$3,267,335	3,229,519	3,229,107	0.62%	C/E
								34,338,051	33,517,304	6.40%
IT Services
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	7.25%	12.58%	10/19/2028	$3,776,510	3,708,790	3,833,158	0.73%	E
Avalara, Inc.	First Lien Revolver	SOFR(Q)	0.75%	7.25%	12.58%	10/19/2028	$—	(6,772)	—	—	D/E
CrewLine Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	12.08%	11/8/2030	$9,559,143	9,342,035	9,549,584	1.83%	E
CrewLine Buyer, Inc. (New Relic)	First Lien Revolver	SOFR(Q)	1.00%	6.75%	12.08%	11/8/2030	$—	(22,616)	(996)	—	D/E
Intercept Bidco, Inc.	First Lien Revolver	SOFR(Q)	1.00%	6.00%	11.35%	6/3/2030	$—	(34,141)	(34,551)	(0.01)%	D/E
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.35%	6/3/2030	$11,229,177	11,007,259	11,004,593	2.10%	E
Intercept Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.35%	6/3/2030	$—	(25,606)	(51,827)	(0.01)%	D/E
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	12.33%	12/29/2028	$2,243,251	2,192,747	2,193,899	0.42%	E
Madison Logic Holdings, Inc.	First Lien Revolver	SOFR(Q)	1.00%	7.00%	12.33%	12/30/2027	$—	(3,426)	(3,587)	—	D/E
Research Now Group, LLC	First Lien Incremental Term Loan B	SOFR(Q)	1.00%	5.76%	11.07%	12/20/2024	$2,454,308	2,427,311	1,861,863	0.36%	G
Research Now Group, LLC	DIP Facility	SOFR(M)	1.00%	8.86%	14.21%	8/6/2024	$94,706	86,504	95,653	0.02%	E
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.83%	5/13/2030	$4,099,217	4,013,322	4,091,019	0.78%	E
Serrano Parent, LLC (Sumo Logic)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.83%	5/13/2030	$—	(8,589)	(820)	—	D/E
								32,676,818	32,537,988	6.22%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Life Sciences Tools and Services
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	12.49%	12/21/2028	$986,336	$960,559	$1,004,090	0.19%	E
Alcami Corporation	First Lien Revolver	SOFR(M)	1.00%	7.15%	12.49%	12/21/2028	$—	(3,479)	—	—	D/E
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	7.15%	12.49%	12/21/2028	$72,581	70,685	73,887	0.01%	E
Curia Global, Inc.	First Lien Term Loan	SOFR(M)	0.75%	3.85%	9.18%	8/30/2026	$1,453,441	1,427,732	1,372,753	0.27%
Parexel International, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.25%	8.71%	11/15/2028	$330,231	323,216	331,314	0.06%
								2,778,713	2,782,044	0.53%
Machinery
AI Aqua Merger Sub, Inc. (Osmosis Buyer) (United Kingdom)	First Lien Term Loan	SOFR(M)	0.50%	4.00%	9.33%	7/31/2028	$1,406,495	1,363,981	1,410,588	0.27%	C
Blackbird Purchaser, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	10.83%	12/19/2030	$2,382,848	2,338,789	2,337,336	0.45%	E
Blackbird Purchaser, Inc.	First Lien Revolver	SOFR(Q)	0.75%	5.50%	10.83%	12/19/2030	$—	(5,750)	(6,019)	—	D/E
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	10.83%	12/19/2030	$141,326	132,595	132,307	0.03%	E
Indicor, LLC (Roper Industrial Pro)	First Lien Term Loan	SOFR(Q)	1.00%	3.25%	8.58%	11/22/2029	$493,775	491,225	496,348	0.09%
INNIO North American Holding Inc.	First Lien Term Loan	SOFR(M)	1.00%	4.25%	9.58%	10/31/2028	$378,045	376,324	379,345	0.07%
Madison IAQ LLC	First Lien Term Loan	SOFR(M)	0.50%	2.75%	8.09%	6/21/2028	$1,021,570	976,071	1,023,782	0.20%
Service Logic Acquisition Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.26%	9.59%	10/29/2027	$2,443,579	2,381,054	2,455,797	0.46%
								8,054,289	8,229,484	1.57%
Media
NEP Group, Inc. et al	First Lien Term Loan (2.0% Exit Fee)	SOFR(M)	1.00%	3.25% Cash + 1.50% PIK	10.19%	8/19/2026	$4,419,907	4,124,308	4,202,580	0.81%	H
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.01% Cash + 0.75% PIK	13.09%	12/31/2024	$3,517,618	3,502,852	3,317,114	0.63%	E
Zayo Group Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.33%	9.67%	3/9/2027	$713,575	702,864	631,293	0.12%
								8,330,024	8,150,987	1.56%
Oil, Gas and Consumable Fuels
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.75%	12.08%	10/2/2029	$1,270,563	1,236,553	1,238,799	0.24%	E

Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	11.43%	11/30/2026	$204,829	199,353	196,267	0.04%	E
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	11.43%	11/30/2026	$2,393,988	2,339,533	2,293,919	0.44%	E
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	11.43%	11/30/2026	$2,477,938	2,421,573	2,374,360	0.45%	E
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.65%	11.95%	12/23/2026	$1,578,718	1,548,969	1,522,516	0.29%	E
								6,509,428	6,387,062	1.22%
Pharmaceuticals
Nephron Pharmaceuticals Corp. et al	First Lien Term Loan B-1	Fixed	—	20.0% PIK	20.00%	9/11/2026	$503,766	503,766	557,165	0.11%	E
Nephron Pharmaceuticals Corp. et al	First Lien Term Loan B	SOFR(Q)	1.50%	11.16%	16.46%	9/11/2026	$9,011,184	8,746,768	7,474,777	1.42%	E
								9,250,534	8,031,942	1.53%
Professional Services
Allied Benefit Systems Intermediate, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	10.59%	10/31/2030	$7,965,832	7,857,653	8,125,149	1.55%	E
Allied Benefit Systems Intermediate, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.50%	5.25%	10.59%	10/31/2030	$—	(19,838)	29,216	0.01%	D/E
Bullhorn, Inc.	First Lien Revolver	SOFR(M)	1.00%	5.00%	10.34%	10/1/2029	$—	(2,704)	(26,594)	(0.01)%	D/E
Bullhorn, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.00%	10.34%	10/1/2029	$10,262,184	10,237,091	10,262,184	1.96%	E
Bullhorn, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	10.33%	9/30/2029	$3,158,213	3,148,459	3,158,213	0.60%	E
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.50%	10.84%	6/30/2028	$2,147,715	2,119,066	2,109,700	0.40%	E
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.50%	10.84%	6/30/2028	$749,147	736,441	735,887	0.14%	E
Cherry Bekaert Advisory, LLC	First Lien Revolver	SOFR(M)	0.75%	5.50%	10.84%	6/30/2028	$—	(5,966)	(7,916)	—	D/E
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.50%	10.84%	6/30/2028	$884,834	873,024	869,172	0.17%	E
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.50%	10.84%	6/30/2028	$—	(16,460)	(17,177)	—	D/E
Deerfield Dakota Holding, LLC	First Lien Term Loan	SOFR(Q)	1.00%	3.75%	9.08%	4/9/2027	$937,266	914,162	937,960	0.18%
DTI Holdco, Inc. (Epiq)	First Lien Term Loan	SOFR(M)	0.75%	4.75%	10.09%	4/21/2029	$2,456,250	2,368,676	2,469,391	0.47%
HSI Halo Acquisitions, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	10.33%	6/28/2031	$6,180,927	6,119,351	6,119,118	1.17%	E
HSI Halo Acquisitions, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	10.33%	6/28/2031	$—	—	(11,037)	—	D/E
HSI Halo Acquisitions, Inc.	First Lien Revolver	SOFR(Q)	0.75%	5.00%	10.33%	6/28/2031	$—	—	(7,358)	—	D/E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Professional Services (Continued)
Element Materials Technology Group US Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.50%	4.25%	9.68%	6/24/2029	$690,185	$685,837	$693,781	0.13%
GI Consilio Parent, LLC	First Lien Term Loan	SOFR(M)	0.50%	4.50%	9.96%	5/14/2029	$10,945,000	10,763,376	10,945,000	2.09%	E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	11.08%	1/16/2030	$4,682,183	4,595,588	4,616,632	0.88%	E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Revolver	SOFR(Q)	1.00%	5.75%	11.08%	1/16/2030	$—	(11,323)	(8,572)	—	D/E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	11.08%	1/16/2030	$—	(18,872)	(14,286)	—	D/E
ICIMS, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	7.25%	12.58%	8/18/2028	$1,152,092	1,137,756	1,145,755	0.22%	E
OMNIA Partners, LLC	First Lien Term Loan	SOFR(Q)	1.00%	3.25%	8.57%	7/25/2030	$485,774	483,434	486,607	0.09%
Syntellis Performance Solutions, LLC (Axiom Global, Inc.)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	4.85%	10.17%	10/1/2026	$2,968,912	2,925,613	2,887,267	0.55%	E
Vensure Employer Services, Inc.	First Lien Term Loan B	SOFR(Q)	0.75%	4.75%	10.08%	2/28/2027	$4,919,158	4,919,158	4,798,147	0.92%	E
Vensure Employer Services, Inc.	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	5.25%	10.60%	2/26/2027	$4,520,474	4,436,815	4,435,021	0.85%	E
								64,246,337	64,731,260	12.37%
Real Estate Management and Development
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	11.08%	1/18/2030	$7,306,679	7,171,430	7,160,545	1.37%	E
Community Merger Sub Debt LLC (CINC Systems)	First Lien Revolver	SOFR(Q)	0.75%	5.75%	11.08%	1/18/2030	$—	(37,000)	(39,955)	(0.01)%	D/E
Forest City Enterprises, L.P.	First Lien Term Loan	SOFR(M)	—	3.61%	8.96%	12/8/2025	$902,764	894,401	840,983	0.16%
								8,028,831	7,961,573	1.52%
Software
Applied Systems, Inc.	First Lien Term Loan	SOFR(Q)	0.50%	3.50%	8.83%	9/19/2026	$510,145	508,981	514,522	0.10%
Barracuda Parent LLC	First Lien Term Loan	SOFR(Q)	—	4.50%	9.81%	8/15/2029	$571,300	559,920	571,051	0.11%
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	7.25%	12.59%	9/12/2029	$12,076,774	11,814,937	11,919,776	2.27%	E
Bluefin Holding, LLC (Allvue)	First Lien Revolver	SOFR(M)	1.00%	7.25%	12.59%	9/12/2029	$—	(25,815)	(15,479)	—	D/E
Boxer Parent Company, Inc.	First Lien Term Loan	SOFR(M)	—	4.00%	9.34%	12/29/2029	$1,296,147	1,261,155	1,300,424	0.25%
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(Q)	1.50%	7.75%	13.10%	5/22/2029	$12,000,000	11,881,908	11,880,000	2.27%	E/H
Central Parent, Inc.	First Lien Term Loan	SOFR(Q)	—	3.25%	8.58%	7/6/2029	$992,500	976,335	981,027	0.19%
Clever Devices Ltd.	First Lien Revolver	SOFR(M)	1.00%	6.00%	11.33%	6/12/2030	$247,367	224,356	224,176	0.04%	E
Clever Devices Ltd.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.33%	6/12/2030	$2,226,297	2,171,071	2,170,640	0.41%	E
Cloudera, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.85%	9.19%	10/8/2028	$161,908	152,725	162,212	0.03%	E
Cornerstone OnDemand, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.86%	9.21%	10/16/2028	$733,164	704,008	694,061	0.13%
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.85%	3/30/2029	$2,327,225	2,281,175	2,327,225	0.44%	E
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	12.85%	3/30/2029	$—	(4,605)	—	—	D/E
Epicor Software Corporation (fka Eagle Parent Inc.)	First Lien Term Loan	SOFR(M)	0.75%	3.25%	8.59%	5/30/2031	$2,119,843	2,082,387	2,131,322	0.41%
Epicor Software Corporation (fka Eagle Parent Inc.)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	3.25%	8.59%	5/30/2031	$—	—	1,347	—
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.58%	5/22/2029	$3,960,813	3,900,536	3,881,597	0.74%	E
Fusion Risk Management, Inc.	First Lien Revolver	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.58%	5/22/2029	$—	(11,265)	(9,152)	—	D/E
Greeneden U.S. Holdings II, LLC	First Lien Term Loan	SOFR(M)	—	3.50%	8.84%	12/1/2027	$2,695,701	2,659,429	2,711,592	0.52%
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	12.21%	7/9/2029	$1,584,187	1,563,264	1,538,879	0.29%	E
GTY Technology Holdings Inc.	First Lien Revolver	Prime	1.00%	5.25%	13.75%	7/9/2029	$105,750	101,945	98,189	0.02%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	12.21%	7/9/2029	$1,224,273	1,207,833	1,189,259	0.23%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.58% Cash + 4.30% PIK	12.21%	7/9/2029	$318,318	298,790	298,172	0.06%	E
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(S)	0.75%	8.00%	13.19%	8/5/2028	$2,321,515	2,281,044	2,286,460	0.44%	E
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.19%	11/1/2027	$955,343	941,425	954,579	0.18%	E
Kong Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.19%	11/1/2027	$506,900	497,696	506,494	0.10%	E
Maverick Bidco, Inc. (Mitratech)	First Lien No. 2 Term Loan	SOFR(Q)	0.75%	4.51%	9.84%	5/18/2028	$6,930,000	6,684,498	6,927,956	1.32%
MH Sub I, LLC (Micro Holding Corp.)	First Lien 2023 Incremental Term Loan	SOFR(M)	1.00%	4.25%	9.59%	4/25/2028	$1,445,400	1,417,386	1,445,696	0.28%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Software (Continued)
Planview Parent, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	3.75%	9.08%	12/17/2027	$823,543	$804,674	$823,885	0.16%
Proofpoint, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.00%	8.34%	5/28/2031	$1,610,305	1,572,287	1,613,630	0.31%
Sophia, L.P. (Ellucian)	First Lien Term Loan B	SOFR(M)	0.50%	3.60%	8.94%	10/7/2029	$1,942,910	1,942,910	1,954,043	0.37%
Sovos Compliance, LLC (fka Taxware, LLC)	First Lien Term Loan	SOFR(M)	0.50%	4.50%	9.96%	8/11/2028	$307,961	302,634	305,998	0.06%
TIBCO Software Inc.	First Lien Term Loan	SOFR(Q)	0.50%	4.00%	9.33%	3/30/2029	$1,286,974	1,197,716	1,287,540	0.25%
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50%	10.84%	7/25/2029	$9,359,490	9,122,258	9,104,912	1.74%	E
Trintech, Inc.	First Lien Revolver	SOFR(M)	1.00%	5.50%	10.84%	7/25/2029	$206,737	188,396	187,056	0.04%	E
UKG Inc.	First Lien Term Loan	SOFR(M)	—	3.25%	8.58%	1/30/2031	$1,999,205	1,966,025	2,009,031	0.38%
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	11.60%	11/22/2028	$2,507,409	2,471,577	2,532,483	0.48%	E
Zendesk Inc.	First Lien Revolver	SOFR(Q)	0.75%	6.25%	11.60%	11/22/2028	$—	(3,689)	—	—	D/E
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.25%	11.60%	11/22/2028	$—	(4,479)	6,109	—	D/E
								75,691,428	76,516,712	14.62%
Specialty Retail
Fender Musical Instruments Corp.	First Lien Term Loan B	SOFR(M)	0.50%	4.10%	9.44%	12/1/2028	$1,657,878	1,603,049	1,637,851	0.31%
Mavis Tire Express Services Topco Corp.	First Lien Term Loan	SOFR(M)	0.75%	3.75%	9.09%	5/4/2028	$997,980	969,150	1,001,443	0.19%
Woof Holdings, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.01%	9.35%	12/21/2027	$939,765	918,667	783,059	0.15%
								3,490,866	3,422,353	0.65%
Technology Hardware, Storage and Peripherals
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	11.83%	4/25/2031	$12,800,000	12,674,005	12,640,000	2.42%	C/E

Trading Companies and Distributors
BCPE Empire Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.00%	9.34%	1/24/2028	$673,898	668,470	674,868	0.13%

Transportation Infrastructure
Apple Bidco, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.50%	8.84%	9/22/2028	$442,655	441,670	443,445	0.08%
Bleriot US Bidco Inc.	First Lien Term Loan	SOFR(Q)	—	3.25%	8.58%	10/30/2026	$1,066,170	1,057,006	1,072,434	0.20%
Brown Group Holding, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.00%	8.35%	7/2/2029	$1,862,155	1,851,095	1,863,552	0.37%
								3,349,771	3,379,431	0.65%

Total Debt Investments - 146.8% of Net Assets								513,547,717	515,552,213	98.54%

Total Investments - 146.8% of Net Assets								513,547,717	515,552,213	98.54%

Cash and Cash Equivalents - 2.2% of Net Assets									7,767,330	1.46%

Total Cash and Investments - 149.0% of Net Assets									523,319,543	100.00%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2024

Notes to Schedule of Investments:

(A)
Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933 (the “Securities Act”). Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)
99.8% of the fair value of total senior secured loans in the Fund’s portfolio bear interest at a floating rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), “S”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”. In addition, 93.1% of the fair value of such senior secured loans have floors of 0.50% to 2.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at June 30, 2024 of all contracts within the specified loan facility. SOFR resets monthly (M), quarterly (Q) or semiannually (S).
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
(E)
Investments are considered Level 3 in accordance with ASC Topic 820 (see Note 2).
(F)
As of June 30, 2024, the Fund generally uses GICS codes to identify the industry groupings.
(G)
Non-accruing debt investment.
(H)
In addition to the stated coupon, investment has an exit fee payable upon repayment of the loan in an amount equal to the percentage of the original principal amount shown.

Aggregate acquisitions and aggregate dispositions of investments totaled $167,928,356 and $55,163,465, respectively for the six months ended June 30, 2024. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on investments. As of June 30, 2024, approximately 4.4% of the total assets of the Fund were not qualifying assets under Section 55(a) of the 1940 Act.

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

June 30, 2024

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

The Fund offers on a continuous basis up to $5.0 billion of common shares of beneficial interest (“Common Shares”) pursuant to an offering registered with the Securities and Exchange Commission. The Fund offers to sell any combination of three classes of Common Shares, Institutional Class shares, Class S shares and Class D shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the Institutional Class shares was $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares equals the net asset value per share, as of the effective date of the monthly share purchase date. The Fund also engages in private offerings of its Common Shares.

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

June 30, 2024

2. Summary of Significant Accounting Policies (Continued)

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2024

2. Summary of Significant Accounting Policies (Continued)

At June 30, 2024, the Fund’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Total
1	Quoted prices in active markets for identical assets	$—	$—
2	Other direct and indirect observable market inputs(2)	114,390,964	114,390,964
3	Valuation sources that employ significant unobservable inputs	401,161,249	401,161,249
Total		$515,552,213	$515,552,213

______________________

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2024 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1)
Bank Debt	$331,883,961	Income approach	Discount rate	9.2% - 33.5% (11.9%)
	69,277,288	Market quotations	Indicative bid/ask quotes	1 (1)
	$401,161,249

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2024

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 for the three months ended June 30, 2024 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Total
Beginning balance	$281,937,320	$281,937,320
Net realized and unrealized gains (losses)	(916,344)	(916,344)
Acquisitions(1)	107,417,382	107,417,382
Dispositions	(71,871)	(71,871)
Transfers into Level 3(2)	15,014,034	15,014,034
Transfers out Level 3(3)	(2,219,272)	(2,219,272)
Ending balance	$401,161,249	$401,161,249

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(777,907)	$(777,907)

______________________

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of four investments that were transferred from Level 2 to Level 3 due to decreased observable market activity.
(3)
Comprised of two investments that were transferred from Level 3 to Level 2 due to increased observable market activity.

Changes in investments categorized as Level 3 for the six months ended June 30, 2024 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Total
Beginning balance	$249,673,453	$249,673,453
Net realized and unrealized gains (losses)	1,066,174	1,066,174
Acquisitions(1)	154,580,711	154,580,711
Dispositions	(737,479)	(737,479)
Transfers into Level 3(2)	10,212,328	10,212,328
Transfers out Level 3(3)	(13,633,938)	(13,633,938)
Ending balance	$401,161,249	$401,161,249

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$1,395,230	$1,395,230

______________________

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of five investments that were transferred from Level 2 to Level 3 due to decreased observable market activity.
(3)
Comprised of four investments that were transferred from Level 3 to Level 2 due to increased observable market activity.

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

June 30, 2024

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

June 30, 2024

2. Summary of Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At June 30, 2024, included in cash and cash equivalents was $3.9 million (1.1% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 5.14%. At December 31, 2023, included in cash and cash equivalents was $5.0 million (2.1% of net assets) held in JP Morgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 5.20%.

Restricted Investments

The Fund may invest without limitation in instruments that are subject to legal or contractual restrictions on resale. These instruments generally may be resold to institutional investors in transactions exempt from registration or to the public if the securities are registered. Disposal of these investments may involve time-consuming negotiations and additional expense, and prompt sale at an acceptable price may be difficult. Restricted investments, including any restricted investments in affiliates, are valued in accordance with the investment valuation policies discussed above. The Fund did not hold any restricted investments at June 30, 2024 and December 31, 2023.

Foreign Currency Investments

The Fund may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at June 30, 2024 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Fund did not hold any investments denominated in foreign currency at June 30, 2024 or December 31, 2023.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2024

2. Summary of Significant Accounting Policies (Continued)

During each of the 36 months following the commencement of the Fund’s operations, the Fund will reimburse the Investment Adviser for any and all Expense Payments incurred by the Investment Adviser under the Expense Support Agreement to the extent that the Fund’s annual Operating Expenses (as defined below) do not exceed 1.25% of the value of the Fund’s net assets, calculated monthly based on month-end net assets. “Operating Expenses” for purposes of the Expense Support Agreement means all annual operating expenses of the Fund incurred in the ordinary course of business, excluding offering costs incurred by the Fund, interest expense and other financing costs, portfolio transaction and other investment-related costs, base management fee and incentive fee payable pursuant to the Advisory Agreement, shareholder servicing and/or distribution fees, taxes and any other extraordinary expenses not incurred in the ordinary course of business (including, without limitation, litigation expenses). From inception of the Fund through June 30, 2024, the Adviser had incurred $0.8 million related to organizational and offering expenses. The Fund did not reimburse the Investment Adviser for any Expense Payments during the six months ended June 30, 2024 since the annual operating expenses exceeded 1.25% of the value of the Fund’s net assets.

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

Debt investments are generally placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. When a debt investment is placed on non-accrual status, accrued and unpaid interest (including any accrued PIK interest) is generally reversed, and discount accretion or premium amortization is discontinued. The Fund does not reverse previously capitalized PIK income. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the Fund's judgment regarding collectability of the outstanding principal and interest. Non-accrual investments are restored to accrual status if past due principal and interest are paid or, in the Fund's judgement, the repayment of the remaining contractual principal and interest is expected. The Fund may opt not to place a distressed debt investment on non-accrual status if principal and interest are secured through sufficient collateral value and are in the process of collection through legal actions or other efforts that are expected to result in repayment of principal and interest.

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

June 30, 2024

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

As of December 31, 2023, gross unrealized appreciation and depreciation based on cost of investments (including short positions and derivatives, if any) for U.S. federal income tax purposes were as follows:

December 31, 2023
Tax basis of investments	$398,929,289

Unrealized appreciation	5,927,022
Unrealized depreciation	(3,929,938)
Net unrealized appreciation (depreciation)	$1,997,084

Allocation of Income, Expenses, Gains and Losses

Income, expenses (other than those attributable to a specific class), gains and losses are allocated to each class of shares based upon the relative proportion of net assets represented by such class. Operating expenses directly attributable to a specific class are charged against the operations of that class.

Distributions

Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Fund’s earnings, financial condition, maintenance of the Fund’s tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time. Although the gross distribution per share is generally equivalent for each share class, the net distribution for each share class is reduced for any class specific expenses, including distribution and shareholder servicing fees, if any.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2024

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

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”),” which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Fund has concluded that this guidance will not have a material impact on its consolidated financial statements.

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

Base Management Fee

The management fee is calculated at an annual rate of 1.25% of the value of the Fund’s net assets determined on a consolidated basis in accordance with GAAP at the end of the most recently completed calendar month and payable monthly in arrears. The Investment Adviser waived its management fee for the first twelve months following the date of the commencement of the Fund's operations. On April 25, 2023, the Fund's Board of Trustees approved an amendment of the Amended and Restated Fee Waiver and Expense Support and Reimbursement Agreement, which extended the waiver through December 31, 2023.

For the three and six months ended June 30, 2024, the Investment Adviser earned $0.9 million and $1.7 million in management fees, respectively. For the three and six months ended June 30, 2023, the Investment Adviser earned and waived $0.5 million and $0.9 million in management fees, respectively.

Incentive Fees

Incentive compensation is payable to the Investment Adviser pursuant to the Advisory Agreement. The incentive fee consists of two components, an income component and a capital gains component. Each component of the incentive fee will be calculated and, if due, will be payable quarterly in arrears. The Investment Adviser waived all incentive fee for the first twelve months following the commencement of the Fund's operations. On April 25, 2023, the Fund's Board of Trustees approved an amendment of the Expense Support Agreement, which extended the waiver through December 31, 2023.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2024

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

For the three and six months ended June 30, 2024, the Investment Adviser earned $1.2 million and $2.3 million in incentive fees, respectively. For the three and six months ended June 30, 2023, the Investment Adviser earned and waived $0.6 million and $1.6 million in incentive fees, respectively.

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

Distribution Agreement

The Fund has entered into a Distribution Agreement (the “Distribution Agreement”) with BlackRock Investments, LLC (the “Distributor”), a registered broker-dealer affiliated with the Investment Adviser. No upfront sales load will be paid with respect to Class S shares, Class D shares or Institutional shares; however, if shareholders buy Class S shares or Class D shares through certain financial intermediaries, they may directly charge transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that selling agents limit such charges to a 3.5% cap on NAV for Class S shares, and a 1.5% cap on NAV for Class D shares. Selling agents will not charge such fees on Institutional shares.

Either party may terminate the Distribution Agreement upon 60 days’ written notice to the other party or immediately upon notice to the other party in the event such other party failed to comply with a material provision of the Distribution Agreement.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2024

3. Management Fees, Incentive Fees and Other Expenses (Continued)

Distribution and Servicing Plan

On February 27, 2024, the Fund’s Board of Trustees approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Fund pays the Distributor with respect to Institutional, Class S and Class D shares on an annualized basis as a percentage of the Fund’s NAV for such class.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class S Shares	0.85%
Class D Shares	0.25%
Institutional Shares	—

The shareholder servicing and/or distribution fees is paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation.

The Distributor will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Fund’s distribution reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding the Fund, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Distributor will waive the shareholder servicing fee and/or distribution that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

The Fund will cease paying the shareholder servicing and/or distribution fee on the Class S and Class D shares on the earlier to occur of the following: (i) a listing of Institutional shares, (ii) our merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of our assets or (iii) the date following the completion of the primary portion of this offering on which, in the aggregate, underwriting compensation from all sources in connection with this offering, including the shareholder servicing and/or distribution fee and other underwriting compensation, is equal to 10% of the gross proceeds from our primary offering. In addition, consistent with exemptive relief allowing us to offer multiple classes of shares, at the end of the month in which the Distributor in conjunction with the transfer agent determines that total transaction or other fees, including upfront placement fees or brokerage commissions, and shareholder servicing and/or distribution fees paid with respect to any single share held in a shareholder’s account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such share (or a lower limit as determined by the Distributor or the applicable selling agent), we will cease paying the shareholder servicing and/or distribution fee on all Class S and Class D shares in such shareholder’s account. We may modify this requirement if permitted by applicable exemptive relief. At the end of the month in which such 10% (or lower) limit it met, the applicable Class S shares and Class D shares in such shareholder’s account will convert into a number of Institutional shares (including any fractional shares), with an equivalent aggregate NAV as such Class S and Class D shares.

For the three and six months ended June 30, 2024, the Fund accrued distribution and shareholder servicing fees of $5,296 and $0, which were attributable to Class S and Class D shares, respectively. For the three and six months ended June 30, 2023, the Fund did not accrue any distribution and shareholder servicing fees.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2024

4. Debt

On June 3, 2022, BlackRock Private Credit Fund Leverage I, LLC (the “Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Fund, established a $200.0 million combined revolving credit and term loan facility with PNC Bank, National Association as facility agent (the “Credit Facility”). The Credit Facility matures on June 3, 2032 and generally bears interest at three-month Term SOFR, plus (a) 1.55% if the aggregate balance of “Middle Market Loans” (as defined in Exhibit 10.1) is less than or equal to 25%, (b) 1.65% if the aggregate balance of Middle Market Loans is above 25% and less than or equal to 50%, (c) 1.80% if the aggregate balance of Middle Market Loans is above 50% and less than or equal to 75%, or (d) 1.90% if the aggregate balance of Middle Market Loans is above 75%. The Credit Facility also accrues commitment fees on any undrawn amounts at an annual rate of 0.50%, or 0.35% for the period from the closing date of the Credit Facility to the three-month anniversary of the closing date.

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

On April 19, 2024, the Fund entered into a Senior Secured Credit Agreement for a $75.0 million revolving credit facility (the “Revolving Credit Facility”) with Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks from time to time parties thereto. The Revolving Credit Facility matures on April 19, 2029 and generally bears interest at either (i) term SOFR plus a credit spread adjustment plus margin of 2.00% or 1.875% per annum or (ii) the prime rate plus a margin of 2.00% or 1.875% per annum, in each case subject to certain conditions. The Fund may elect either the term SOFR or prime rate at the time of drawdown. The Revolving Credit Facility is guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). The Revolving Credit Facility is secured by substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions. Under the Revolving Credit Facility, the Fund is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The Revolving Credit Facility includes usual and customary events of default for credit facilities of this nature.

At June 30, 2024, there was $167.0 million of debt outstanding under the Credit Facility, with a weighted-average interest rate, excluding fees of 7.29%. Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of June 30, 2024, the estimated fair value of the outstanding debt approximated their carrying value.

Total expenses related to debt included the following:

	Six Months Ended June 30,
	2024	2023
Interest expense	$6,251,121	$3,019,907
Amortization of deferred debt issuance costs	160,981	94,278
Commitment fees	387,986	270,417
Total	$6,800,088	$3,384,602

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2024

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

The Consolidated Schedule of Investments include certain revolving loan facilities and other commitments with unfunded balances at June 30, 2024 and December 31, 2023 as follows:

		Unfunded Balances
Issuer	Maturity Date	June 30, 2024	December 31, 2023
Accordion Partners LLC	8/31/2028	$125,445	$250,890
Accordion Partners LLC	8/29/2029	N/A	2,964,083
Accuserve Solutions, Inc.	3/15/2030	616,709	N/A
Alcami Corporation	12/21/2028	N/A	83,235
Alcami Corporation	12/21/2028	133,176	133,176
Alera Group, Inc.	10/2/2028	N/A	70,848
Alera Group, Inc.	11/17/2025	7,538,756	9,010,465
Allied Benefit Systems Intermediate, LLC	10/31/2030	1,460,816	1,460,816
AmeriLife Holdings, LLC	8/31/2029	N/A	126,586
AmeriLife Holdings, LLC	8/31/2028	N/A	377,494
AmeriLife Holdings, LLC	8/31/2029	377,494	N/A
AmeriLife Holdings, LLC	8/31/2029	N/A	11,935,075
AmeriLife Holdings, LLC	8/31/2029	935,710	N/A
Avalara, Inc.	10/19/2028	377,651	377,651
Blackbird Purchaser, Inc.	12/19/2030	330,864	472,662
Blackbird Purchaser, Inc.	12/19/2030	315,108	315,108
Bluefin Holding, LLC	9/12/2029	1,190,668	1,190,668
Bullhorn, Inc.	10/1/2029	886,451	N/A
Bullhorn, Inc.	9/30/2029	845,156	N/A
Bynder Bidco B.V. (Netherlands)	1/26/2029	171,174	171,174
Bynder Bidco, Inc. (Netherlands)	1/26/2029	47,160	47,160
Cherry Bekaert Advisory, LLC	6/30/2028	447,254	447,254
Cherry Bekaert Advisory, LLC	6/30/2028	970,468	970,468
Clever Devices Ltd.	6/12/2030	680,257	N/A
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	1,997,725	N/A
Crewline Buyer, Inc.	11/8/2030	995,744	995,744
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	232,723	232,723
e-Discovery AcquireCo, LLC	8/29/2029	779,930	779,930
Epicor Software Corporation (fka Eagle Parent Inc.)	5/30/2031	248,718	N/A
Fusion Holding Corp. (Finalsite)	9/15/2027	278,350	371,133
Fusion Risk Management, Inc.	5/22/2029	457,601	457,601
Galway Borrower LLC	9/29/2028	5,400,000	5,400,000
GC Waves Holdings, Inc. (Mercer)	8/11/2029	8,816,191	11,827,234
GTY Technology Holdings Inc.	7/9/2029	158,624	237,936
GTY Technology Holdings Inc.	7/9/2029	770,655	1,085,429
Higginbotham Insurance Agency, Inc.	11/25/2028	N/A	3,675,280
Higginbotham Insurance Agency, Inc.	11/25/2026	1,148,321	N/A
HSI Halo Acquisitions, Inc.	6/28/2031	1,103,737	N/A
HSI Halo Acquisitions, Inc.	6/28/2031	735,825	N/A

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2024

5. Commitments and Contingencies (Continued)

		Unfunded Balances (continued)
Issuer	Maturity Date	June 30, 2024	December 31, 2023
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	1,020,417	N/A
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	612,250	N/A
ImageFirst Holdings, LLC	4/27/2028	N/A	228,309
Integrity Marketing Acquisition, LLC	8/19/2026	1,883,683	2,713,905
Integrity Marketing Acquisition, LLC	8/19/2026	3,452,216	3,452,216
Intercept Bidco, Inc.	6/3/2030	2,591,349	N/A
Intercept Bidco, Inc.	6/3/2030	1,727,566	N/A
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	187,452	187,452
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	2,299,429	N/A
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	123,067	123,067
Lucky US BuyerCo, LLC (Global Payments)	3/30/2029	163,820	409,549
Madison Logic Holdings, Inc.	12/30/2027	163,029	163,029
Mesquite Bidco, LLC	11/30/2029	668,614	668,614
OMNIA Partners, LLC	7/18/2030	N/A	24,996
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	8/23/2027	161,736	680,994
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	8/23/2028	5,353,117	5,353,117
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	180,686	180,686
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	7/19/2030	N/A	3,431,510
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2028	6,540,395	N/A
PMA Parent Holdings, LLC	1/31/2031	1,270,184	N/A
RSC Acquisition, Inc. (Risk Strategies)	10/30/2026	625,607	3,578,907
Serrano Parent, LLC (Sumo Logic)	5/13/2030	409,922	409,922
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	N/A	158,331
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	197,914	197,914
SumUp Holdings Luxembourg S.A.R.L. (United Kingdom)	4/25/2031	3,200,000	N/A
Titan Home Improvement, LLC (Renuity)	5/31/2030	1,810,099	N/A
Titan Home Improvement, LLC (Renuity)	5/31/2030	1,508,416	N/A
TransNetwork, LLC	12/29/2030	388,867	N/A
Trintech, Inc.	7/25/2029	516,842	516,842
Vensure Employer Services, Inc.	2/28/2027	N/A	1,660
Vensure Employer Services, Inc.	2/26/2027	2,155,545	5,876,054
Vortex Finance Sub, LLC	9/4/2029	2,149,739	2,621,633
Vortex Finance Sub, LLC	9/4/2029	187,948	199,305
Wealth Enhancement Group, LLC	10/4/2028	1,019,158	N/A
Wealth Enhancement Group, LLC	10/4/2027	69,201	N/A
Zendesk Inc.	11/22/2028	610,938	610,938
Zendesk Inc.	11/22/2028	251,563	251,563
Total Unfunded Balances		$84,075,230	$87,508,336

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2024

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

From time to time, the Investment Adviser advances payments to third parties on behalf of the Fund and receives reimbursement from the Fund. At June 30, 2024 and December 31, 2023, amounts reimbursable to the Investment Adviser totaled $0.5 million and $0.2 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

The Fund has entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator will perform (or oversee, or arrange for, the performance by third parties of) the administrative services necessary for the operation of the Fund, including but not limited to, determining and publishing the Fund's net asset value (“NAV”), overseeing the preparation and filing of the Fund's tax returns, and the printing and dissemination of reports to shareholders of the Fund, and generally overseeing the payment of the Fund's expenses and the performance of administrative and professional services rendered to the Fund by others. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities thereunder, including payments to the Administrator in an amount equal to the Fund’s allocable portion of overhead and other expenses incurred by the Administrator or its affiliate in performing its obligations and services under the Administration Agreement, such as rent, license fees and other costs associated with computer software utilized in providing such obligations and services and the Fund’s allocable portion of the cost of personnel attributable to performing such obligations and services, including, but not limited to, marketing, legal and other services performed by the Administrator for the Fund. The Administrator will also, on behalf of the Fund, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other shareholders servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, shareholders and such other persons in any such other capacity deemed to be necessary or desirable. For the six months ended June 30, 2024 and 2023, the Fund incurred $0.5 million and $0.6 million, respectively, for such administrative service expenses.

7. Stockholders’ Equity and Dividends

The Fund is offering on a continuous basis up to $5,000,000,000 of the Fund’s common shares of beneficial interest (“Common Shares”). The Fund is offering to sell any combination of three classes of Common Shares, Class D shares, Class S shares and Institutional shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of Common Shares equals the Fund’s NAV per share, as of the effective date of the monthly share purchase date. The Fund’s offering is a “best efforts” offering, which means that BlackRock Investments, LLC, the distributor for the offering, will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in this offering.

The Fund has the authority to issue an unlimited number of Common Shares of any class and an unlimited number of shares of preferred shares, at a par value $0.001 per share. As of June 30, 2024, the Fund had 13,840,544 Institutional shares and 299,659 Class S shares issued and outstanding.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2024

7. Stockholders’ Equity and Dividends (Continued)

The following table summarizes transactions in Common Shares for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, (1)
	2024		2023
	Shares	Amount	Shares	Amount
Institutional Class
Subscriptions	3,729,990	$93,010,612	1,322,013	$31,935,992
Share transfers between classes	—	—	—	—
Distributions reinvested	525,610	13,098,484	278,218	6,709,771
Share Repurchases	(23,540)	(588,029)	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	4,232,060	$105,521,067	1,600,231	$38,645,763

Class S
Subscriptions	299,659	7,476,500	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Share Repurchases	—	—	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	299,659	7,476,500	—	—

Class D	—	—	—	—
Subscriptions	—	—	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Share Repurchases	—	—	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	—	—	—	—

______________________

(1)
Class S commenced operations on June 1, 2024.

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents our monthly NAV per share for each of the three classes of shares since our inception through June 30, 2024.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2024

7. Stockholders’ Equity and Dividends (Continued)

	NAV per Share
For the Month Ended	Institutional Class	Class S	Class D
June 30, 2022	$23.49	N/A	N/A
July 31, 2022	24.40	N/A	N/A
August 31, 2022	24.86	N/A	N/A
September 30, 2022	23.74	N/A	N/A
October 31, 2022	23.89	N/A	N/A
November 30, 2022	23.93	N/A	N/A
December 31, 2022	23.69	N/A	N/A
January 31, 2023	24.28	N/A	N/A
February 28, 2023	24.25	N/A	N/A
March 31, 2023	24.23	N/A	N/A
April 30, 2023	24.38	N/A	N/A
May 31, 2023	24.05	N/A	N/A
June 30, 2023	24.49	N/A	N/A
July 31, 2023	24.73	N/A	N/A
August 31, 2023	24.85	N/A	N/A
September 30, 2023	24.99	N/A	N/A
October 31, 2023	24.70	N/A	N/A
November 30, 2023	24.87	N/A	N/A
December 31, 2023	24.85	N/A	N/A
January 31, 2024	24.92	N/A	N/A
February 29, 2024	24.93	N/A	N/A
March 31, 2024	24.98	N/A	N/A
April 30, 2024	24.93	N/A	N/A
May 31, 2024	24.95	N/A	N/A
June 30, 2024	24.84	24.84	N/A

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering net investment income available for distribution to shareholders, at the discretion of our Board of Trustees.

Institutional Class

The following tables summarize the Fund's dividends declared for the Institutional Class shares six months ended June 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 26, 2024	January 30, 2024	February 27, 2024	Regular	$0.23	$2,348,876
February 23, 2024	February 28, 2024	March 27, 2024	Regular	0.23	2,471,608
March 26, 2024	March 28, 2024	April 26, 2024	Regular	0.23	2,572,189
April 24, 2024	April 29, 2024	May 29, 2024	Regular	0.23	2,817,179
May 24, 2024	May 30, 2024	June 26, 2024	Regular	0.23	2,983,344
June 26, 2024	June 27, 2024	July 29, 2024	Regular	0.23	3,183,325
				$1.38	$16,376,521

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 30, 2023	January 30, 2023	February 27, 2023	Regular	$0.17	$890,298
February 15, 2023	February 22, 2023	March 27, 2023	Regular	0.18	1,012,545
March 24, 2023	March 29, 2023	April 26, 2023	Regular	0.20	1,181,081
April 25, 2023	April 27, 2023	May 26, 2023	Regular	0.21	1,304,322
May 26, 2023	May 30, 2023	June 27, 2023	Regular	0.21	1,340,292
June 30, 2023	June 30, 2023	July 26, 2023	Regular	0.21	1,379,449
				$1.18	$7,107,987

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2024

7. Stockholders’ Equity and Dividends (Continued)

Class S Shares

The following table summarizes the Fund's dividends declared for the Class S shares six months ended June 30, 2024. No Class S shares were outstanding for the six months ended June 30, 2023.

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
June 26, 2024	June 27, 2024	July 29, 2024	Regular	$0.23	$0.21	$68,922	$63,626
				$0.23	$0.21	$68,922	$63,626

_____________________________________________

(1)
Class S commenced operations on June 1, 2024.

Class D Shares

No Class D shares were outstanding for the six months ended June 30, 2024 and 2023.

Character of Distributions

The Fund may fund its cash distributions to shareholders from any source of funds available to the Fund, including but not limited to offering proceeds, net investment income from operations, capital gains proceeds from the sale of assets, dividends or other distributions paid to it on account of preferred and common equity investments in portfolio companies and expense support from the Investment Adviser, which is subject to recoupment.

Through June 30, 2024, a portion of the Fund’s distributions resulted from expense support from the Investment Adviser, and future distributions may result from expense support from the Investment Adviser, each of which is subject to repayment by the Fund within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Fund’s investment performance, and can only be sustained if the Fund achieves positive investment performance in future periods and/or the Investment Adviser continues to provide expense support. Shareholders should also understand that the Fund’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Fund will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of cash distributions on a GAAP basis that the Fund has declared on its common shares:

	For the six months ended June 30, 2024 (1)
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.38	$16,376,521	$0.21	$63,626	$—	$—
Net realized gains	—	—	—	—	—	—
Total	$1.38	$16,376,521	$0.21	$63,626	$—	$—

	For the six months ended June 30, 2023
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.18	$7,107,987	$—	$—	$—	$—
Net realized gains	—	—	—	—	—	—
Total	$1.18	$7,107,987	$—	$—	$—	$—

______________________________________

(1)
Class S commenced operations on June 1, 2024.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2024

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

Under the Fund’s share repurchase plan, to the extent the Fund offers to repurchase shares in any particular quarter, the Fund expects to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last business day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”).The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived at the Fund’s or Distributor’s discretion in the case of repurchase requests arising from the death, divorce or qualified disability of the holder, or due to trade or operational error. The Early Repurchase Deduction will be waived in the event that a shareholder’s shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders. The Fund commenced its initial quarterly repurchase offer on April 28, 2023. On April 30, 2024, the Fund initiated a quarterly offer to repurchase up to 5% of its shares outstanding as of March 31, 2024, commencing on April 30, 2024 and ending on May 31, 2024, with a valuation date of June 30, 2024.

The following table presents information with respect to the Fund's repurchases for the six months ended June 30, 2024:

Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
February 29, 2024	23,540	0.2%	$24.98	March 31, 2024	$588,029	—
May 31, 2024	11,023	0.1%	$24.84	June 30, 2024	$273,818	—

______________________

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Net of Early Repurchase Deduction (if any).
(3)
All repurchase requests were satisfied in full.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2024

9. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2024. No Class S shares were outstanding between January 1, 2024 and May 31, 2024:

	Six Months Ended June 30, 2024 (1)
	Institutional Class	Class S
Per Common Share
Per share NAV at beginning of period	$24.85	$24.95
Investment operations: (2)
Net investment income	1.35	0.22
Net realized and unrealized gain (loss)	0.02	(0.12)
Total from investment operations	1.37	0.10

Dividends to common shareholders	(1.38)	(0.21)
Per share NAV at end of period	$24.84	$24.84

Total return based on net asset value: (3)	5.51%	0.40%

Shares outstanding at end of period	13,840,544	299,659
Ratios to average net asset value: (4)
Net investment income(5)	11.95%	12.61%
Expenses before incentive fee (6)	7.20%	6.20%
Expenses and incentive fee (7)	8.00%	6.30%

Ending net asset value	$343,837,811	$7,444,366
Weighted-average number of common shares	11,866,422	299,659

Fund-level Supplemental Data
Portfolio turnover rate	12.21%
Weighted-average debt outstanding	$169,373,626
Weighted-average interest rate on debt	7.42%
Weighted-average debt per share	$14.21

(1)
Class S commenced operations on June 1, 2024.
(2)
Per share changes in net asset value are computed based on the actual number of shares outstanding during the time such activity occurred.
(3)
Not annualized for periods less than one year. Total return based on net asset value equals the change in net asset value per share during the period plus declared dividends per share during the period, divided by the beginning net asset value per share at the beginning of the period.
(4)
Annualized for periods less than one year except for incentive fees and other certain non-recurring expenses.
(5)
Net of incentive fees and excise taxes.
(6)
Includes interest and other debt costs but excludes excise taxes.
(7)
Includes incentive fees and all Fund expenses including interest and other debt costs but excludes excise taxes.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2024

9. Financial Highlights (Continued)

The following are the financial highlights for the six months ended June 30, 2023:

	Six Months Ended June 30, 2023
	Institutional Class	Class S
Per Common Share
Per share NAV at beginning of period	$23.69	$—
Investment operations: (1)
Net investment income	1.47	—
Net realized and unrealized gain (loss)	0.51	—
Total from investment operations	1.98	—

Dividends to common shareholders	(1.18)	—
Per share NAV at end of period	$24.49	$—

Total return based on net asset value: (2)	8.36%	—

Shares outstanding at end of period	6,568,807	—
Ratios to average net asset value: (3)
Net investment income(4)	12.52%	—
Expenses before incentive fee (5)	6.50%	—
Expenses and incentive fee (6)	6.50%	—

Ending net asset value	$160,840,538	$—
Weighted-average number of common shares	5,989,898	—

Fund-level Supplemental Data
Portfolio turnover rate	13.46%
Weighted-average debt outstanding	$92,447,514
Weighted-average interest rate on debt	6.59%
Weighted-average debt per share	$14.07

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

June 30, 2024

10. Senior Securities

Information about the Fund's senior securities is shown in the following table for each of the last two years and the period ended June 30, 2024.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
As of June 30, 2024 (Unaudited)	$167,000,000	$3,071	—	N/A
Fiscal year 2023	156,000,000	2,510	—	N/A
Fiscal year 2022	95,000,000	2,225	—	N/A
Revolving Credit Facility
As of June 30, 2024 (Unaudited)	$—	$—	—	N/A

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

11. Subsequent Events

On July 1, 2024, the Fund accepted $73,919,787 of additional subscriptions, to purchase $65,974,287 of additional Institutional shares and $7,945,500 of additional Class S shares, par value $0.001 per share. On July 22, 2024, the number of shares being purchased was fixed when the purchase price of $24.84 per Institutional and Class S shares were determined by the Fund. As a result, the Fund issued 2,655,970 Institutional shares and 319,867 Class S shares and received $73,919,787 in proceeds.

On July 26, 2024, the Fund declared a regular distribution as follows:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Institutional Shares	$0.2300	$—	$0.2300
Class S Shares	0.2300	0.0176	0.2124
Class D Shares	N/A	N/A	N/A

The distribution will be payable to shareholders of record at the close of business on July 30, 2024 and will be paid on August 28, 2024. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund’s distribution reinvestment plan.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as amended, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2024, approximately 95.6% of our total assets were invested in qualifying assets.

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

The three-level hierarchy for fair value measurement is defined as follows:

Level 1: Quoted prices in active markets for identical assets

Level 2: Other direct and indirect observable market inputs (for example, quoted prices in inactive markets or quotes for comparable investments)

Level 3: Independent third-party valuation sources that employ significant unobservable inputs

As of June 30, 2024, none of our investments were categorized as Level 1, 22.2% were categorized as Level 2 and 77.8% were Level 3 investments valued based on valuations by independent third party sources.

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

Debt investments are generally placed on non-accrual status when it is probable that principal or interest will not be collected according to the contractual terms. When a debt investment is placed on non-accrual status, accrued and unpaid interest (including any accrued PIK interest) is generally reversed, and discount accretion or premium amortization is discontinued. The Fund does not reverse previously capitalized PIK income. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the Fund's judgment regarding collectability of the outstanding principal and interest. Non-accrual investments are restored to accrual status if past due principal and interest are paid or, in the Fund's judgement, the repayment of the remaining contractual principal and interest is expected. The Fund may opt not to place a distressed debt investment on non-accrual status if principal and interest are secured through sufficient collateral value and are in the process of collection through legal actions or other efforts that are expected to result in repayment of principal and interest.

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

Portfolio and investment activity

During the three months ended June 30, 2024, we invested approximately $117.7 million, comprised of new investments in 8 new portfolio companies, as well as draws made on existing commitments and payment in kind ("PIK") received on prior investments, all of which were in senior secured loans. Additionally, we received approximately $43.5 million in proceeds from sales or repayments during the three months ended June 30, 2024.

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

During the six months ended June 30, 2024, we invested approximately $167.9 million, comprised of new investments in 16 new portfolio companies, as well as draws made on existing commitments and PIK received on prior investments, all of which were in senior secured loans. Additionally, we received approximately $55.2 million in proceeds from sales or repayments during the six months ended June 30, 2024.

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

At June 30, 2024, our investment portfolio of $515.6 million (at fair value) consisted of 146 portfolio companies and was invested 100.0% in senior secured loans. Our average portfolio company investment at fair value was approximately $3.5 million. Our largest portfolio company investment by fair value was approximately 3.0% of our portfolio and our five largest portfolio company investments by fair value comprised approximately 13.7% of our portfolio at June 30, 2024.

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

The industry composition of our portfolio at fair value at June 30, 2024 was as follows:

Industry	June 30, 2024
Software	14.8%
Professional Services	12.6
Insurance	11.1
Internet Software and Services	6.5
IT Services	6.3
Diversified Financial Services	6.0
Construction and Engineering	5.2
Commercial Services and Supplies	3.7
Healthcare Providers and Services	3.4
Hotels, Restaurants and Leisure	3.3
Technology Hardware, Storage and Peripherals	2.5
Aerospace and Defense	2.1
Building Products	2.0
Capital Markets	1.7
Machinery	1.6
Media	1.6
Pharmaceuticals	1.6
Real Estate Management and Development	1.5
Household Durables	1.5
Diversified Consumer Services	1.4
Health Care Technology	1.4
Consumer Finance	1.3
Energy Equipment and Services	1.2
Paper and Forest Products	1.2
Other	4.5
Totals	100.0%

The weighted average effective yield of our debt and total portfolio was 11.8% at June 30, 2024 and 11.7% at December 31, 2023. At June 30, 2024, 99.8% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, the Federal Funds Rate or PRIME Rate, and 0.2% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 93.1% at June 30, 2024. At December 31, 2023, 99.8% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, the Federal Funds Rate or PRIME Rate, and 0.2% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 90.6% at December 31, 2023. Debt investments in one portfolio company were on non-accrual status as of June 30, 2024, representing 0.4% of the portfolio at fair value and 0.5% at cost. No debt investments in the portfolio company were on non-accrual status as of December 31, 2023.

Results of operations

Investment income

Investment income totaled $15.2 million and $7.3 million, respectively, for the three months ended June 30, 2024 and 2023, all of which was attributable to interest and fees on our debt investments. The increase in investment income in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 reflects the significant increase in portfolio size as the Fund continues to ramp up.

Investment income totaled $28.7 million and $13.3 million, respectively, for the six months ended June 30, 2024 and 2023, all of which was attributable to interest and fees on our debt investments. The increase in investment income in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 reflects the significant increase in portfolio size as the Fund continues to ramp up.

Expenses

Total net operating expenses for the three months ended June 30, 2024 and 2023 were $6.5 million and $3.4 million, respectively, comprised of $3.5 million and $1.8 million in interest and other debt expenses, $1.2 million and $0.6 million in incentive fees, $0.9 million and $0.5 million in management fees, $0.2 million and $0.3 million in administrative expenses, $0.2 million and $0.1 million in professional fees and $0.4 million and $0.1 million in other operating expenses, respectively. The increase in expenses in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily reflects the significant increase in portfolio size, amount of debt outstanding, and other Fund activities as the Fund continues to ramp up.

Total net operating expenses for the six months ended June 30, 2024 and 2023 were $12.6 million and $7.0 million, respectively, comprised of $6.8 million and $3.4 million in interest and other debt expenses, $2.3 million and $1.6 million in incentive fees, $1.7 million and $0.9 million in management fees, $0.5 million and $0.6 million in administrative expenses, $0.5 million and $0.1 million in professional fees and $0.8 million and $0.4 million in other operating expenses, respectively. The increase in expenses in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily reflects the significant increase in portfolio size, amount of debt outstanding, and other Fund activities as the Fund continues to ramp up.

Net investment income (loss)

Net investment income was $8.7 million and $4.9 million, respectively, for the three months ended June 30, 2024 and 2023. The increase in net investment income reflects the higher investment income, partially offset by the higher operating expenses in the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Net investment income was $16.1 million and $8.8 million, respectively, for the six months ended June 30, 2024 and 2023. The increase in net investment income reflects the higher investment income, partially offset by the higher operating expenses in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended June 30, 2024 and 2023 was $(0.2) million and $0.0 million, respectively.

Net realized gain (loss) for the six months ended June 30, 2024 and 2023 was $(0.2) million and $0.0 million, respectively.

For the three months ended June 30, 2024 and 2023, the change in net unrealized appreciation (depreciation) was $(1.4) million and $0.8 million, respectively. The change in net unrealized appreciation (depreciation) for the three months ended June 30, 2024 was primarily driven by unrealized losses across the portfolio from wider market spreads during the period. The change in net unrealized appreciation (depreciation) for the three months ended June 30, 2023 was primarily driven by unrealized gains across the portfolio from tighter market spreads.

For the six months ended June 30, 2024 and 2023, the change in net unrealized appreciation (depreciation) was $0.0 million and $2.8 million, respectively. The change in net unrealized appreciation (depreciation) for the six months ended June 30, 2024 was primarily driven by unrealized gains across the portfolio from tighter market spreads during the year. The change in net unrealized appreciation (depreciation) for the six months ended June 30, 2023 was primarily driven by unrealized gains across the portfolio from tighter market spreads.

Incentive compensation

The income component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less aggregate income incentive compensation previously paid in with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 5.0% total return hurdle on daily weighted average unreturned capital contributions (the “Hurdle Rate”). The capital gains component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate realized capital gains (computed net of realized losses and net of unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid or distributed in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The capital gains component will be paid in full prior to payment of the income component. In any case, incentive compensation (including both the income and capital gains components) will only be paid to the extent the trailing twelve quarter (or if shorter, the number of calendar quarters that have occurred since commencement of the fund) total return of the Fund after incentive compensation and including such payment would equal or exceed a 5% annual total return on daily weighted average unreturned contributed capital contributions for such period. For the six months ended June 30, 2024, $2.3 million in incentive fees were earned, comparing to $1.6 million earned and waived for the six months ended June 30, 2023.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax expense was incurred in the six months ended June 30, 2024.

Net increase (decrease) in net assets resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $7.1 million and $5.7 million, respectively for the three months ended June 30, 2024 and 2023.

The net increase in net assets applicable to common shareholders resulting from operations was $15.9 million and $11.6 million, respectively for the six months ended June 30, 2024 and 2023.

Liquidity and capital resources

Our liquidity and capital resources are expected to be generated primarily through the offerings of the Fund's common shares, borrowings under the Credit Facility and the Revolving Credit Facility, and cash flows from operations, including investments sales and repayments and income earned from investments and cash equivalents. The primary uses of cash have been investments in portfolio companies and other general corporate purposes.

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

On September 8, 2023, the Borrower entered into Amendment No. 1 to the Credit Facility (the “Amendment”). The Amendment extended the term commitment termination date under the Credit Facility with respect to term commitments entered into on the closing date to December 8, 2023. On December 15, 2023, the Borrower entered into Amendment No. 2 to the Credit Facility (the "Second Amendment"). The Second Amendment increased the total revolving commitments from $50.0 million to $75.0 million, increased total term commitments from $150.0 million to $225.0 million, and increased the facility margin level applicable to the borrower. The Credit

Facility includes usual and customary events of default for credit facilities of this nature. Borrowings under the Credit Facility are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act. As of June 30, 2024, there was $167.0 million drawn on the Credit Facility.

On April 19, 2024, the Fund entered into a Senior Secured Credit Agreement for a $75 million revolving credit facility (the “Revolving Credit Facility”) with Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks from time to time parties thereto. The Revolving Credit Facility matures on April 19, 2029 and generally bears interest at either (i) term SOFR plus a credit spread adjustment plus margin of 2.00% or 1.875% per annum or (ii) the prime rate plus a margin of 2.00% or 1.875% per annum, in each case subject to certain conditions. The Fund may elect either the term SOFR or prime rate at the time of drawdown. The Revolving Credit Facility will be guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). The Revolving Credit Facility is secured by substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions. Under the Revolving Credit Facility, the Fund is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The Revolving Credit Facility includes usual and customary events of default for credit facilities of this nature. As of June 30, 2024, there were no outstanding loans on the Revolving Credit Facility.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. After obtaining shareholder approval by written consent on March 16, 2022, the Fund’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of June 30, 2024, the Fund's asset coverage ratio was 307%.

Net cash used in operating activities for the six months ended June 30, 2024 was $106.6 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $120.1 million, and net investment income (net of non-cash income and expenses) of approximately $13.5 million.

Net cash provided by financing activities was $94.0 million for the six months ended June 30, 2024, consisting primarily of $88.6 million in proceeds from share issuances, $11.0 million in credit facility draws (net of repayments), offset by $3.7 million dividends paid in cash to shareholders, $1.2 million payments of debt issuance costs and $0.7 million payments of repurchased shares.

At June 30, 2024, we had $7.8 million in cash and cash equivalents.

Share Transactions

The following table summarizes transactions in Common Shares for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, (1)
	2024		2023
	Shares	Amount	Shares	Amount
Institutional Class
Subscriptions	3,729,990	$93,010,612	1,322,013	$31,935,992
Share transfers between classes	—	—	—	—
Distributions reinvested	525,610	13,098,484	278,218	6,709,771
Share Repurchases	(23,540)	(588,029)	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	4,232,060	$105,521,067	1,600,231	$38,645,763

Class S
Subscriptions	299,659	7,476,500	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Share Repurchases	—	—	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	299,659	7,476,500	—	—

Class D	—	—	—	—
Subscriptions	—	—	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Share Repurchases	—	—	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	—	—	—	—

______________________

(1)
Class S commenced operations on June 1, 2024.

The following table presents information with respect to the Fund's repurchases for the six months ended June 30, 2024:

Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
February 29, 2024	23,540	0.2%	$24.98	March 31, 2024	$588,029	—
May 31, 2024	11,023	0.1%	$24.84	June 30, 2024	$273,818	—

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

On June 3, 2022, the Fund entered into the Credit Facility, a $200 million revolving credit facility that matures on June 3, 2032 and generally bears interest at a floating rate. On September 8, 2023, the Borrower entered into Amendment No. 1 to the Credit Facility. The Amendment extended the term commitment termination date under the Credit Facility with respect to term commitments entered into on the closing date to December 8, 2023. On December 15, 2023, the Borrower entered into Amendment No. 2 to the Credit Facility. The Second Amendment increased the total revolving commitments from $50.0 million to $75.0 million, increased total term commitments from $150.0 million to $225.0 million, and increased the facility margin level applicable to the borrower. The Credit Facility includes usual and customary events of default for credit facilities of this nature. As of June 30, 2024, there was $167.0 million drawn on the Credit Facility.

On April 19, 2024, the Fund entered into the Revolving Credit Facility that matures on April 19, 2029 and generally bears interest at either (i) term SOFR plus a credit spread adjustment plus margin of 2.00% or 1.875% per annum or (ii) the prime rate plus a margin of 2.00% or 1.875% per annum, in each case subject to certain conditions. The Fund may elect either the term SOFR or prime rate at the time of drawdown. The Revolving Credit Facility includes usual and customary events of default for credit facilities of this nature. As of June 30, 2024, there were no outstanding loans on the Revolving Credit Facility.

We cannot assure shareholders that we will be able to enter into any other credit facilities on favorable terms or at all. In connection with any other credit facilities or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. Borrowings under the Credit Facility and the Revolving Credit Facility are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

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

Institutional Class Shares

The following tables summarize the Fund’s dividends declared and paid for the Institutional Class shares six months ended June 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 26, 2024	January 30, 2024	February 27, 2024	Regular	$0.23	$2,348,876
February 23, 2024	February 28, 2024	March 27, 2024	Regular	0.23	2,471,608
March 26, 2024	March 28, 2024	April 26, 2024	Regular	0.23	2,572,189
April 24, 2024	April 29, 2024	May 29, 2024	Regular	0.23	2,817,179
May 24, 2024	May 30, 2024	June 26, 2024	Regular	0.23	2,983,344
June 26, 2024	June 27, 2024	July 29, 2024	Regular	0.23	3,183,325
				$1.38	$16,376,521

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 30, 2023	January 30, 2023	February 27, 2023	Regular	$0.17	$890,298
February 15, 2023	February 22, 2023	March 27, 2023	Regular	0.18	1,012,545
March 24, 2023	March 29, 2023	April 26, 2023	Regular	0.20	1,181,081
April 25, 2023	April 27, 2023	May 26, 2023	Regular	0.21	1,304,322
May 26, 2023	May 30, 2023	June 27, 2023	Regular	0.21	1,340,292
June 30, 2023	June 30, 2023	July 26, 2023	Regular	0.21	1,379,449
				$1.18	$7,107,987

Class S Shares

The following table summarizes the Fund's dividends declared for the Class S shares six months ended June 30, 2024. No Class S shares were outstanding for the six months ended June 30, 2023.

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
June 26, 2024	June 27, 2024	July 29, 2024	Regular	$0.23	$0.21	$68,922	$63,626
				$0.23	$0.21	$68,922	$63,626

Class D Shares

No Class D shares were outstanding for the six months ended June 30, 2024 and 2023.

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
•
The Fund and the Distributor have entered into the Distribution Agreement.

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

Recent Developments

On July 1, 2024, the Fund accepted $73,919,787 of additional subscriptions, to purchase $65,974,287 of additional Institutional shares and $7,945,500 of additional Class S shares, par value $0.001 per share. On July 22, 2024, the number of shares being purchased was fixed when the purchase price of $24.84 per Institutional and Class S shares were determined by the Fund. As a result, the Fund issued 2,655,970 Institutional shares and 319,867 Class S shares and received $73,919,787 in proceeds.

On July 26, 2024, the Fund declared a regular distribution as follows:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Institutional Shares	$0.2300	$—	$0.2300
Class S Shares	0.2300	0.0176	0.2124
Class D Shares	N/A	N/A	N/A

The distribution will be payable to shareholders of record at the close of business on July 30, 2024 and will be paid on August 28, 2024. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund’s distribution reinvestment plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2024, 99.8% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2024, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 93.1%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2024, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$10,662,483	$0.75
Up 200 basis points	7,108,322	0.50
Up 100 basis points	3,554,161	0.25
Down 100 basis points	(3,554,161)	(0.25)
Down 200 basis points	(7,108,322)	(0.50)
Down 300 basis points	(10,662,483)	(0.75)

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

Part II – Other Information

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of June 30, 2024, we are currently not a party to any pending material legal proceedings.

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

We are dependent upon senior management personnel of the Advisor for our future success; if the Advisor is unable to retain qualified personnel or if the Advisor loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

The success of the Fund is highly dependent on the financial and managerial expertise of the Advisor. The loss of one or more of the voting members of the Investment Committee could have a material adverse effect on the performance of the Fund. Although the Advisor and the voting members of the Investment Committee devote a significant amount of their respective efforts to the Fund, they actively manage investments for other clients and are not required to (and will not) devote all of their time to the Fund’s affairs. In addition, in connection with the acquisition of TCP (a wholly-owned subsidiary of the Advisor) by BlackRock in August 2018, certain senior members of the Advisor's investment team and other key advisory personnel were granted retention bonuses. As the last of such retention bonuses have recently been paid, there may be less economic incentive for certain senior investment team members and certain other key personnel to remain with the Advisor than in prior periods. Certain members of the Advisor's investment team that received such bonuses have left the firm. The loss of key members of the Advisor’s investment team, or a material portion of other key advisory personnel, could have a material adverse effect on the performance of the Fund if the Advisor were unable to replace such persons in a timely manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Refer to our Current Reports on Form 8-K filed with the SEC on January 26, 2024, February 23, 2024, March 27, 2024, April 24, 2024, May 24, 2024 and June 26, 2024 for information about unregistered sales of our equity securities during the quarter.

The following table presents information with respect to the Fund's repurchases for the six months ended June 30, 2024:

Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
February 29, 2024	23,540	0.2%	$24.98	March 31, 2024	$588,029	—
May 31, 2024	11,023	0.1%	$24.84	June 30, 2024	$273,818	—

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

BlackRock Private Credit Fund

Date: August 9, 2024	By:	/s/ Rajneesh Vig
	Name:	Rajneesh Vig
	Title:	Trustee and Chief Executive Officer

Date: August 9, 2024	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer