Form 10-Q
period 2024-09-30
BlackRock Private Credit Fund
filed 2024-11-06
CIK 1902649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of September 30, 2024, there was no established public market for the Registrant's shares of common stock.

The number of shares of Registrant’s common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding as of November 6, 2024 was 21,526,282, 1,391,572, and 121,329 of Institutional Class, Class S and Class D Common Shares, respectively. Common shares outstanding exclude November 1, 2024 subscriptions since the issuance price is not yet finalized at this time.

BLACKROCK PRIVATE CREDIT FUND

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

BlackRock Private Credit Fund

Consolidated Statements of Assets and Liabilities

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $776,535,212 and $398,929,289, respectively)	$779,412,908	$400,926,373
Total investments (cost of $776,535,212 and $398,929,289, respectively)	779,412,908	400,926,373

Cash and cash equivalents	23,288,370	20,393,858
Interest, dividends and fees receivable	5,993,083	3,399,769
Deferred debt issuance costs	2,849,726	1,906,373
Receivable for investments sold	218,399	618,839
Prepaid expenses and other assets	2,018,003	773,376
Total assets	813,780,489	428,018,588

Liabilities
Debt	217,000,000	156,000,000
Payable for investments purchased	53,566,196	13,860,550
Distribution payable	4,894,649	3,651,224
Incentive fees payable	3,059,169	—
Interest and debt related payables	3,028,971	2,166,027
Reimbursements due to the Investment Adviser	984,508	247,942
Management fees payable	513,244	—
Accrued capital gains incentive fees	204,428	—
Contribution received in advance	—	11,924,839
Accrued expenses and other liabilities	1,255,040	1,363,980
Total liabilities	$284,506,205	$189,214,562

Commitments and contingencies (Note 5)

Net assets	$529,274,284	$238,804,026

Composition of net assets applicable to common shareholders
Common shares of beneficial interest, $0.001 par value; 21,366,044 and 9,608,484 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	$21,365	$9,608
Paid-in capital in excess of par	526,526,100	234,370,285
Distributable earnings (loss)	2,726,819	4,424,133
Total net assets	529,274,284	238,804,026
Total liabilities and net assets	$813,780,489	$428,018,588

Net assets per share	$24.77	$24.85

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Assets and Liabilities

	September 30, 2024	December 31, 2023
	(Unaudited)
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$501,767,121	$238,804,026
Common shares outstanding ($0.001 par value, unlimited shares authorized)	20,255,619	9,608,484
Net asset value per share	$24.77	$24.85
Class S Shares:
Net assets	$27,501,662	$—
Common shares outstanding ($0.001 par value, unlimited shares authorized)	1,110,203	—
Net asset value per share	$24.77	N/A
Class D Shares:
Net assets	$5,501	$—
Common shares outstanding ($0.001 par value, unlimited shares authorized)	222	—
Net asset value per share	24.77	N/A

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income
Interest income:
Non-controlled, non-affiliated investments	$20,260,005	$8,680,540	$48,587,961	$21,731,413
PIK income:
Non-controlled, non-affiliated investments	250,848	176,297	633,155	446,628
Total investment income	20,510,853	8,856,837	49,221,116	22,178,041

Operating expenses
Interest and other debt expenses	3,857,437	2,145,663	10,657,525	5,530,265
Incentive fees earned	1,813,026	740,028	4,111,708	2,315,617
Management fees	1,322,596	529,792	3,061,792	1,393,668
Administrative expenses	214,425	294,091	745,263	870,346
Incentive fees on capital gains (1)	204,428	—	204,428	—
Professional fees	201,384	258,351	747,186	400,931
Custody fees	124,053	59,446	281,708	156,263
Director fees	80,326	60,125	205,076	203,875
Insurance expense	7,232	7,234	21,697	21,700
Distribution and servicing fees
Class S	45,805	—	51,101	—
Class D	2	—	2	—
Other operating expenses	153,389	111,705	556,105	292,334
Total operating expenses, before management fee and incentive fee waivers	8,024,103	4,206,435	20,643,591	11,184,999
Management fee and incentive fee waivers	—	(1,269,820)	—	(3,709,285)
Total operating expenses, net of management fee and incentive fee waivers	8,024,103	2,936,615	20,643,591	7,475,714
Net investment income	12,486,750	5,920,222	28,577,525	14,702,327

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(1,142,290)	76,663	(1,319,746)	74,852
Net realized gain (loss)	(1,142,290)	76,663	(1,319,746)	74,852

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	873,200	2,378,856	880,612	5,216,047
Net change in unrealized appreciation (depreciation)	873,200	2,378,856	880,612	5,216,047

Net realized and unrealized gain (loss)	(269,090)	2,455,519	(439,134)	5,290,899

Net increase (decrease) in net assets resulting from operations	$12,217,660	$8,375,741	$28,138,391	$19,993,226

_______________________________________

(1) Net investment income amounts displayed above are net of the accrual for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with Generally Accepted Accounting Principles (“GAAP”) for the three and nine months ended September 30, 2024 (see Note 3).

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Shares		Paid in Capital	Distributable	Total Net
	Shares	Par Amount	in Excess of Par	Earnings (loss)	Assets
Balance at December 31, 2023	9,608,484	$9,608	$234,370,285	$4,424,133	$238,804,026
Share Transactions
Institutional Class:
Issuance of common shares	1,322,168	1,322	32,917,349	—	32,918,671
Issuance of common shares from dividend reinvestment plan	276,320	276	6,877,693	—	6,877,969
Repurchase of common shares	(23,540)	(24)	(588,005)	—	(588,029)
Net investment income	—	—	—	7,367,777	7,367,777
Net realized and unrealized gain (loss)	—	—	—	1,421,523	1,421,523
Dividends paid to common shareholders:
Institutional Class	—	—	—	(7,392,673)	(7,392,673)
Balance at March 31, 2024	11,183,432	$11,182	$273,577,322	$5,820,760	$279,409,264

Share Transactions
Institutional Class:
Issuance of common shares	2,407,822	2,408	60,089,533	—	60,091,941
Issuance of common shares from dividend reinvestment plan	249,290	249	6,220,266	—	6,220,515
Class S:
Issuance of common shares	299,659	300	7,476,200	—	7,476,500
Net investment income	—	—	—	8,722,998	8,722,998
Net realized and unrealized gain (loss)	—	—	—	(1,591,567)	(1,591,567)
Dividends paid to common shareholders:
Institutional Class	—	—	—	(8,983,848)	(8,983,848)
Class S	—	—		(63,626)	(63,626)
Balance at June 30, 2024	14,140,203	$14,139	$347,363,321	$3,904,717	$351,282,177

Share Transactions
Institutional Class:
Issuance of common shares	6,098,257	6,098	151,206,753	—	151,212,851
Issuance of common shares from dividend reinvestment plan	327,841	328	8,126,644	—	8,126,972
Repurchase of common shares	(11,023)	(11)	(273,807)	—	(273,818)
Class S:
Issuance of common shares	810,544	811	20,097,689	—	20,098,500
Class D:
Issuance of common shares	222	—	5,500	—	5,500
Net investment income	—	—	—	12,486,750	12,486,750
Net realized and unrealized gain (loss)	—	—	—	(269,090)	(269,090)
Dividends paid to common shareholders:
Institutional Class	—	—	—	(12,842,257)	(12,842,257)
Class S	—	—	—	(553,222)	(553,222)
Class D	—	—	—	(79)	(79)
Balance at September 30, 2024	21,366,044	21,365	526,526,100	2,726,819	529,274,284

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Changes in Net Assets (Unaudited) (Continued)

	Common Shares		Paid in Capital	Distributable	Total Net
	Shares	Par Amount	in Excess of Par	Earnings (loss)	Assets
Balance at December 31, 2022	4,968,576	$4,969	$120,449,278	$(2,768,970)	$117,685,277
Share Transactions
Institutional Class:
Issuance of common shares	803,632	803	19,380,847	—	19,381,650
Issuance of common shares from dividend reinvestment plan	133,196	133	3,197,590	—	3,197,723
Net investment income	—	—	—	3,888,807	3,888,807
Net realized and unrealized gain (loss)	—	—	—	2,039,315	2,039,315
Dividends paid to common shareholders
Institutional Class	—	—	—	(3,083,924)	(3,083,924)
Balance at March 31, 2023	5,905,404	$5,905	$143,027,715	$75,228	$143,108,848

Share Transactions
Institutional Class:
Issuance of common shares	518,381	517	12,553,825	—	12,554,342
Issuance of common shares from dividend reinvestment plan	145,022	145	3,511,903	—	3,512,048
Net investment income	—	—	—	4,893,298	4,893,298
Net realized and unrealized gain (loss)	—	—	—	796,065	796,065
Dividends paid to common shareholders
Institutional Class	—	—	—	(4,024,063)	(4,024,063)
Balance at June 30, 2023	6,568,807	$6,567	$159,093,443	$1,740,528	$160,840,538

Share Transactions
Institutional Class:
Issuance of common shares	1,067,541	1,068	26,416,758	—	26,417,826
Issuance of common shares from dividend reinvestment plan	162,425	162	4,011,195	—	4,011,357
Net investment income	—	—	—	5,920,222	5,920,222
Net realized and unrealized gain (loss)	—	—	—	2,455,519	2,455,519
Dividends paid to common shareholders
Institutional Class	—	—	—	(4,733,823)	(4,733,823)
Balance at September 30, 2023	7,798,773	$7,797	$189,521,396	$5,382,446	$194,911,639

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net increase (decrease) in net assets resulting from operations	$28,138,391	$19,993,226
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	1,319,746	(74,852)
Change in net unrealized (appreciation) depreciation of investments	(880,612)	(5,216,047)
Net amortization of investment discounts and premiums	(3,440,284)	(1,990,118)
Interest and dividend income paid in kind	(609,403)	(451,155)
Amortization of deferred debt issuance costs	279,597	142,369
Changes in assets and liabilities:
Purchases of investments	(466,203,669)	(159,904,776)
Proceeds from disposition of investments	91,327,687	45,320,640
Decrease (increase) in interest, dividends and fees receivable	(2,593,314)	(998,923)
Decrease (increase) in receivable for investments sold	400,440	(45,566)
Decrease (increase) in prepaid expenses and other assets	(1,244,627)	(154,467)
Increase (decrease) in interest and debt related payables	862,944	611,978
Increase (decrease) in incentive fees payable	3,059,169	—
Increase (decrease) in management fees payable	513,244	—
Increase (decrease) in accrued capital gains incentive fees	204,428	—
Increase (decrease) in reimbursements due to the Investment Adviser	736,566	114,647
Increase (decrease) in payable for investments purchased	39,705,646	(6,792,283)
Increase (decrease) in accrued expenses and other liabilities	(108,940)	1,086,329
Net cash provided by (used in) operating activities	(308,532,991)	(108,358,998)

Financing activities
Proceeds from common shares sold	259,879,124	53,403,818
Contribution received in advance	—	10,609,204
Draws on credit facilities	188,000,000	93,000,000
Repayments of credit facility draws	(127,000,000)	(46,000,000)
Payments of debt issuance costs	(1,222,950)	(19,253)
Dividends paid in cash to shareholders	(7,366,817)	(845,839)
Payments of repurchased shares	(861,854)	—
Net cash provided by (used in) financing activities	311,427,503	110,147,930

Net increase (decrease) in cash and cash equivalents (including restricted cash)	2,894,512	1,788,932
Cash and cash equivalents (including restricted cash) at beginning of period	20,393,858	17,633,729
Cash and cash equivalents (including restricted cash) at end of period	$23,288,370	$19,422,661

Supplemental cash flow information
Interest payments	$9,514,985	$4,775,918
Excise tax payments	$73,753	$18,395
Distribution payable	$4,894,649	$1,715,730
Reinvestment of dividends during the period	$21,225,456	$10,721,128

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments(A)
Aerospace and Defense
Arcline FM Holdings, LLC (Fairbanks Morse, LLC)	First Lien Term Loan	SOFR(Q)	—	4.50%	9.74%	6/28/2028	$19,879,956	$19,722,791	$19,943,869	2.49%
Engineering Research Holding LLC (Astrion, Inc.)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	10.06%	8/29/2031	$18,037,731	17,680,112	17,924,994	2.23%	E
Dynasty Acquisition Co., Inc.	First Lien Term Loan B	SOFR(M)	—	3.50%	8.35%	8/24/2028	$1,799,784	1,808,783	1,803,213	0.22%
Dynasty Acquisition Co., Inc.	First Lien Term Loan B	SOFR(M)	—	3.50%	8.35%	8/24/2028	$693,950	697,420	695,272	0.09%
Peraton Corp.	First Lien Term Loan	SOFR(M)	0.75%	3.75%	8.70%	2/1/2028	$1,355,964	1,334,149	1,307,800	0.16%
								41,243,255	41,675,148	5.19%
Automobiles
Wand Newco 3, Inc. (aka Caliber Collision)	First Lien Term Loan	SOFR(Q)	1.00%	3.25%	7.85%	1/30/2031	$1,409,468	1,407,176	1,409,468	0.18%

Building Products
Air Distribution Technologies Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.25%	8/1/2030	$9,746,252	9,556,753	9,551,327	1.19%	E
Trulite Holding Corp.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.25%	2/22/2030	$10,301,186	10,114,432	9,992,150	1.25%	E
Wilsonart LLC	First Lien Term Loan	SOFR(Q)	—	4.25%	8.85%	7/25/2031	$2,781,000	2,744,516	2,754,052	0.34%
								22,415,701	22,297,529	2.78%
Capital Markets
BCPE Pequod Buyer Inc. (Envestnet Inc.)	First Lien Term Loan	SOFR(Q)	—	3.50%	8.35%	9/19/2031	$453,000	450,735	451,537	0.06%
Focus Financial Partners, LLC	First Lien Term Loan	SOFR(M)	—	3.25%	8.10%	9/10/2031	$1,653,666	1,649,976	1,650,623	0.21%
Focus Financial Partners, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	—	3.25%	8.10%	9/10/2031	$—	(52)	(327)	—	D
Grant Thornton Advisors LLC	First Lien Term Loan	SOFR(M)	—	3.25%	8.10%	6/2/2031	$830,000	833,369	832,137	0.10%
Learning Care Group (US) No. 2 Inc.	First Lien Initial Term Loan	SOFR(Q)	0.50%	4.00%	8.60%	8/11/2028	$29,701	29,354	29,896	—
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	10.60%	1/31/2031	$8,869,062	8,708,607	8,860,193	1.10%	E
PMA Parent Holdings, LLC	First Lien Revolver	SOFR(Q)	0.75%	6.00%	10.60%	1/31/2031	$—	(22,980)	(1,270)	—	D/E
								11,649,009	11,822,789	1.47%
Chemicals
Advancion (f/k/a Aruba Investments Holdings, LLC)	First Lien Term Loan	SOFR(M)	0.75%	4.10%	8.95%	11/24/2027	$1,246,787	1,240,553	1,242,461	0.15%
CP Iris Holdco I, Inc	First Lien Term Loan	SOFR(M)	0.50%	3.50%	8.35%	9/21/2028	$1,246,803	1,248,285	1,239,790	0.15%
Discovery Purchaser Corporation	First Lien Term Loan	SOFR(Q)	0.50%	4.38%	9.69%	10/4/2029	$1,496,459	1,446,433	1,492,089	0.19%
Momentive Performance Materials, Inc.	First Lien Term Loan	SOFR(M)	—	4.50%	9.35%	3/22/2028	$1,082,925	1,063,170	1,087,885	0.14%
Olympus Water US Holding	First Lien Term Loan	SOFR(Q)	0.50%	3.50%	8.10%	6/9/2031	$1,700,241	1,706,219	1,702,366	0.21%
W. R. Grace Holdings LLC	First Lien Term Loan	SOFR(Q)	0.50%	3.75%	7.85%	9/22/2028	$1,654,805	1,642,418	1,661,011	0.21%
								8,347,078	8,425,602	1.05%
Commercial Services and Supplies
Allied Universal Holdco LLC	First Lien Term Loan	SOFR(Q)	0.50%	3.75%	8.70%	5/12/2028	$1,007,404	998,337	998,715	0.12%
Creative Artists Agency, LLC.	First Lien Term Loan	SOFR(M)	—	3.25%	8.50%	11/27/2028	$1,280,577	1,273,621	1,281,377	0.16%
Creative Artists Agency, LLC.	First Lien Term Loan	SOFR(Q)	—	2.75%	7.59%	10/1/2031	$209,472	209,734	209,570	0.03%
Dealer Tire Financial, LLC	First Lien Term Loan	SOFR(M)	—	3.50%	8.35%	7/2/2031	$2,496,249	2,474,273	2,506,646	0.31%
Ensemble RCM, LLC	First Lien Term Loan B	SOFR(Q)	—	3.00%	8.25%	8/3/2029	$2,243,645	2,247,000	2,249,557	0.28%
Madison Safety & Flow LLC	First Lien Term Loan	SOFR(M)	—	3.25%	8.10%	9/19/2031	$462,000	460,845	462,434	0.06%
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50%	11.82%	8/23/2028	$2,471,600	2,369,799	2,333,251	0.29%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Commercial Services and Supplies (Continued)
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.10%	8/23/2028	$1,434,007	$1,410,751	$1,408,652	0.18%	E
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50%	11.10%	8/23/2028	$994,646	977,913	977,060	0.12%	E
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	First Lien Revolver	SOFR(Q)	0.75%	6.50%	11.78%	8/23/2027	$859,755	841,856	843,678	0.11%	E
TA TT Buyer, LLC (TouchTunes, Octave Music)	First Lien Tranche B-1 Term Loan	SOFR(Q)	0.50%	4.75%	9.35%	6/20/2031	$16,929,717	16,932,716	16,936,827	2.10%
								30,196,845	30,207,767	3.76%
Construction and Engineering
Brand safway (Brand Industrial Services)	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	9.75%	8/1/2030	$2,094,737	2,107,378	2,041,395	0.25%
Compsych Holdings Corp	First Lien Term Loan	SOFR(Q)	—	4.75%	10.03%	7/22/2031	$13,056,670	12,993,200	12,978,330	1.61%	E
Compsych Holdings Corp	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	10.03%	7/22/2031	$—	(9,084)	(22,426)	—	D/E
Geo Parent Corporation	First Lien Term Loan	SOFR(Q)	—	5.35%	10.60%	12/19/2025	$9,007,598	8,951,567	9,052,636	1.13%	E
Groupe Solmax Inc. (Canada), Solmax U.S. LP	First Lien Term Loan	SOFR(M)	1.00%	5.01%	9.62%	6/27/2028	$2,401,313	2,307,617	2,230,436	0.28%	C
Legence Holdings LLC (Refficiency)	First Lien Term Loan	SOFR(M)	0.75%	3.50%	8.45%	12/16/2027	$248,794	247,421	250,115	0.03%
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	10.48%	2/1/2030	$747,531	730,438	742,298	0.09%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.25%	10.10%	2/1/2030	$305,997	298,320	303,855	0.04%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Revolver	SOFR(Q)	1.00%	5.25%	10.48%	2/1/2029	$—	(2,668)	(861)	—	D/E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	10.48%	2/1/2030	$—	(11,093)	(16,096)	—	D/E
PlayPower, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.85%	8/28/2030	$13,696,359	13,494,102	13,490,914	1.67%	E
PlayPower, Inc	First Lien Revolver	SOFR(Q)	0.75%	5.25%	9.85%	8/28/2030	$—	(30,574)	(31,056)	—	D/E
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.06%	5/31/2030	$9,653,861	9,471,623	9,518,707	1.19%	E
Titan Home Improvement, LLC (Renuity)	First Lien Revolver	SOFR(Q)	1.00%	6.00%	11.06%	5/31/2030	$—	(28,462)	(21,118)	—	D/E
Titan Home Improvement, LLC (Renuity)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.06%	5/31/2030	$—	(17,085)	(25,341)	—	D/E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.85%	9/4/2029	$2,706,050	2,706,050	2,706,050	0.34%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.85%	9/4/2029	$955,753	937,189	955,753	0.12%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.85%	9/4/2029	$619,429	607,392	619,429	0.08%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.85%	9/4/2029	$580,548	531,808	580,548	0.07%	E
Vortex Companies, LLC	First Lien Revolver	SOFR(M)	1.00%	5.00%	9.85%	9/4/2029	$39,206	33,447	39,206	—	E
								55,318,586	55,392,774	6.90%
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.25%	14.53%	9/21/2027	$2,641,927	2,602,574	2,575,879	0.32%	E
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.25%	14.54%	9/21/2027	$880,642	867,525	858,626	0.11%	E
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.10%	3/30/2029	$3,158,666	3,087,575	3,094,324	0.38%	E
Lucky US BuyerCo, LLC (Global Payments)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	12.19%	3/30/2029	$245,729	236,482	237,386	0.03%	E
								6,794,156	6,766,215	0.84%
Containers and Packaging
Charter Next Generation, Inc.	First Lien Term Loan	SOFR(M)	0.75%	3.25%	8.10%	12/1/2027	$3,986,288	3,959,095	3,991,689	0.50%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Diversified Consumer Services
Ascend Learning, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.60%	8.45%	12/11/2028	$1,416,044	$1,381,535	$1,411,222	0.18%
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(M)	0.75%	6.25%	11.10%	9/14/2029	$4,466,826	4,395,695	4,387,370	0.54%	E
Fusion Holding Corp. (Finalsite)	First Lien Revolver	SOFR(M)	0.75%	6.25%	11.10%	9/15/2027	$—	(4,934)	(5,519)	—	D/E
Sotheby's	First Lien Term Loan	SOFR(Q)	0.50%	4.76%	10.06%	1/15/2027	$901,005	891,765	892,558	0.11%
								6,664,061	6,685,631	0.83%
Diversified Financial Services
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50%	11.10%	8/29/2029	$4,346,995	4,252,034	4,346,995	0.54%	E
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	11.52%	8/29/2029	$3,174,359	3,119,328	3,174,359	0.40%	E
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.85%	8/29/2029	$2,548,035	2,488,754	2,548,035	0.32%	E
Accordion Partners LLC	First Lien Delayed Draw Term Loan B	SOFR(Q)	0.75%	6.25%	11.50%	8/29/2029	$343,446	335,942	343,446	0.04%	E
Accordion Partners LLC	First Lien Delayed Draw Term Loan A	SOFR(Q)	0.75%	6.50%	11.10%	8/29/2029	$183,802	179,793	183,802	0.02%	E
Accordion Partners LLC	First Lien Revolver	SOFR(Q)	0.75%	6.00%	11.10%	8/31/2028	$125,446	122,025	125,446	0.02%	E
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(S)	1.00%	5.25%	10.03%	3/15/2030	$306,497	306,497	308,949	0.04%	E
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	5.25%	10.03%	3/15/2030	$—	(2,802)	4,934	—	D/E
Acuris Finance US, Inc.	First Lien Term Loan	SOFR(Q)	—	3.75%	8.42%	2/16/2028	$604,183	585,544	602,673	0.08%
GC Champion Acquisition LLC (Numerix)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.25%	10.53%	8/21/2028	$8,899,095	8,693,910	8,767,976	1.09%	E
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.25%	10.10%	8/19/2028	$7,826,176	7,658,614	7,656,601	0.95%	E
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	10.53%	8/21/2028	$2,332,882	2,302,684	2,298,509	0.29%	E
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	10.53%	8/21/2028	$648,023	639,634	638,475	0.08%	E
GC Waves Holdings, Inc. (Mercer)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.10%	10.95%	8/10/2029	$4,170,900	3,910,983	4,300,771	0.54%	E
Payroc, LLC	First Lien Revolver	SOFR(M)	1.00%	4.75%	9.60%	11/1/2027	$—	2	(2,081)	—	D/E
Payroc, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.75%	9.60%	11/1/2027	$7,610,734	7,516,521	7,515,600	0.94%	E
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.60%	10.20%	11/30/2027	$16,871,817	16,791,862	16,939,304	2.10%	E
SitusAMC Holdings Corporation	First Lien Term Loan B	SOFR(Q)	0.75%	5.60%	10.20%	6/28/2025	$7,963,710	7,923,891	7,995,565	1.00%	E
TransNetwork, LLC	First Lien Term Loan	SOFR(Q)	0.50%	5.50%	10.10%	12/29/2030	$2,336,587	2,280,675	2,365,794	0.29%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.50%	10.24%	10/4/2028	$347,908	333,023	337,887	0.04%	E
Wealth Enhancement Group, LLC	First Lien Revolver	SOFR(Q)	1.00%	5.50%	10.52%	10/4/2027	$—	(851)	(581)	—	D/E
White Cap Supply Holdings, LLC	First Lien Tranche B Term Loan	SOFR(M)	—	3.25%	8.10%	10/19/2029	$3,020,241	2,993,381	3,001,938	0.37%
								72,431,444	73,454,397	9.15%
Energy Equipment and Services
Liquid Tech Solutions Holdings, LLC	First Lien Term Loan	SOFR(M)	0.75%	4.75%	9.71%	3/20/2028	$6,418,750	6,320,981	6,426,773	0.80%	E

Environmental, Maintenance and Security Services
TruGreen Limited Partnership	First Lien Term Loan	SOFR(M)	0.75%	4.00%	9.32%	11/2/2027	$476,692	468,450	462,153	0.06%

Food Products
Chobani, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.36%	8.21%	10/25/2027	$574,013	553,147	576,309	0.07%
Chobani, LLC	First Lien Term Loan	SOFR(Q)	1.00%	3.75%	8.60%	10/25/2027	$291,795	290,628	293,035	0.04%
								843,775	869,344	0.11%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Health Care Equipment and Supplies
Chariot Buyer, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.25%	8.20%	11/3/2028	$1,411,604	$1,376,422	$1,405,781	0.18%

Healthcare Providers and Services
CHG Healthcare Services, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.61%	8.46%	9/29/2028	$1,995,109	1,970,170	1,997,713	0.25%
CHG Healthcare Services, Inc.	First Lien Term Loan	SOFR(M)	—	3.61%	8.46%	9/30/2028	$389,020	389,020	390,072	0.05%
CNT Holdings I Corp.	First Lien Term Loan	SOFR(Q)	0.75%	3.50%	8.75%	11/8/2027	$808,888	805,511	811,691	0.10%
ImageFirst Holdings, LLC	First Lien Term Loan	SOFR(M)	—	4.25%	8.85%	4/27/2028	$8,267,557	8,142,913	8,246,888	1.02%	E
Ingenovis Health, Inc.	First Lien Term Loan	SOFR(M)	0.75%	4.25%	9.21%	3/5/2028	$241,216	238,035	202,621	0.03%
IvyRehab Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.69%	4/23/2029	$—	(210,533)	(210,737)	(0.03)%	D/E
RecordXTechnologies, LLC (Ontellus)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.85%	5/20/2030	$4,339,843	4,300,335	4,335,503	0.54%	E
U.S. Anesthesia Partners, Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.25%	9.57%	9/23/2028	$2,437,186	2,382,164	2,391,647	0.30%
								18,017,615	18,165,398	2.26%
Health Care Technology
Athenahealth Group Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.25%	8.10%	2/15/2029	$3,343,841	3,320,143	3,328,526	0.41%
Cotiviti Holdings, Inc	First Lien Term Loan	SOFR(M)	—	3.25%	8.45%	2/24/2031	$1,665,815	1,667,839	1,666,856	0.21%
Gainwell Acquisition Corp.	First Lien Term Loan	SOFR(Q)	0.75%	4.00%	8.70%	10/1/2027	$3,865,495	3,826,046	3,689,132	0.47%
PointClickCare Technologies Inc. (Canada)	First Lien Term Loan	SOFR(Q)	0.75%	3.00%	7.60%	12/29/2027	$1,239,873	1,239,389	1,241,423	0.15%	C/E
Polaris Newco, LLC	First Lien Term Loan	SOFR(Q)	0.50%	4.26%	9.51%	6/2/2028	$2,108,835	2,067,301	2,076,443	0.26%
								12,120,718	12,002,380	1.50%
Hotels, Restaurants and Leisure
Fertitta Entertainment, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.75%	8.85%	1/27/2029	$2,743,391	2,713,461	2,738,919	0.34%
Motion Acquisition (Merlin Finco)	First Lien Term Loan B	SOFR(Q)	—	3.50%	8.10%	11/30/2029	$847,875	852,114	817,034	0.10%
Scientific Games Lottery	First Lien Term Loan	SOFR(Q)	0.50%	3.00%	8.32%	4/4/2029	$1,670,000	1,666,784	1,662,034	0.21%
Showtime Acquisition LLC (World Choice Investments LLC)	First Lien Term Loan	SOFR(M)	—	4.75%	9.60%	8/13/2031	$21,667,080	21,344,519	21,451,752	2.67%	E
								26,576,878	26,669,739	3.32%
Household Durables
Bad Boy Mowers JV Acquisition, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	11.11%	11/9/2029	$7,453,734	7,294,389	7,491,003	0.93%	E

Insurance
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.75%	10.60%	11/17/2025	$2,737,642	2,663,763	2,827,641	0.35%	E
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.35%	10.20%	9/30/2028	$546,186	539,005	548,371	0.07%	E
Alera Group, Inc.	First Lien Term Loan	SOFR(M)	0.75%	5.25%	10.10%	9/30/2028	$272,277	268,697	273,366	0.03%	E
Alliant Holdings Intermediate, LLC	First Lien Term Loan	SOFR(M)	—	3.00%	7.96%	9/12/2031	$1,836,415	1,807,392	1,828,206	0.23%
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(S)	0.75%	5.00%	9.70%	8/31/2029	$14,652,754	14,417,064	14,652,754	1.81%	E
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.00%	9.70%	8/31/2029	$933,371	917,727	933,371	0.12%	E
AmeriLife Holdings, LLC	First Lien Revolver	SOFR(S)	0.75%	5.00%	9.70%	8/31/2028	$—	(4,932)	—	—	D/E
Amynta Agency (Mayfield)	First Lien Term Loan	SOFR(Q)	—	3.75%	9.00%	2/28/2028	$1,670,813	1,677,078	1,673,035	0.21%
AssuredPartners, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.50%	8.35%	2/16/2031	$4,400,197	4,410,392	4,400,967	0.55%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	9.10%	9/29/2028	$4,896,335	4,857,245	4,869,864	0.61%	E
Galway Borrower LLC	First Lien Term Loan	SOFR(Q)	—	4.50%	9.10%	9/29/2028	$3,198,584	3,151,350	3,182,591	0.40%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Insurance (Continued)
Higginbotham Insurance Agency, Inc.	First Lien Term Loan	SOFR(M)	1.00%	4.50%	9.35%	11/25/2028	$14,596,904	$14,510,734	$14,450,935	1.78%	E
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	4.75%	9.60%	11/25/2026	$224,929	213,439	223,637	0.03%	E
HUB International Limited	First Lien Term Loan	SOFR(Q)	0.75%	3.00%	8.23%	6/20/2030	$4,489,884	4,496,776	4,488,402	0.56%
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	10.08%	8/25/2028	$7,293,404	7,244,678	7,271,524	0.91%	E
Integrity Marketing Acquisition, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.00%	10.08%	8/25/2028	$—	(129,566)	(12,958)	—	D/E
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	5.00%	10.07%	8/25/2028	$—	(31,738)	(25,162)	—	D/E
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.50%	10.35%	11/1/2028	$4,622,908	4,552,292	4,575,967	0.57%	E
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.50%	11.35%	7/19/2030	$3,397,194	3,344,724	3,431,166	0.43%	E
RSC Acquisition, Inc. (Risk Strategies)	First Lien Initial Term Loan	SOFR(Q)	0.75%	4.75%	9.35%	11/1/2029	$1,630,390	1,630,390	1,628,352	0.20%	E
RSC Acquisition, Inc. (Risk Strategies)	First Lien Initial Term Loan	SOFR(Q)	1.00%	4.75%	9.35%	11/1/2029	$1,103,063	1,103,063	1,101,684	0.14%	E
RSC Acquisition, Inc. (Risk Strategies)	First Lien Initial Term Loan	SOFR(Q)	0.75%	4.75%	9.35%	11/1/2029	$766,680	766,680	765,722	0.10%	E
RSC Acquisition, Inc. (Risk Strategies)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	9.35%	11/1/2029	$606,812	606,812	606,053	0.08%	E
RSC Acquisition, Inc. (Risk Strategies)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	9.35%	11/1/2029	$183,117	183,117	182,888	0.02%	E
RSC Acquisition, Inc. (Risk Strategies)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	9.35%	11/1/2029	$—	—	(64)	—	D/E
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	First Lien Term Loan	SOFR(Q)	—	3.00%	8.25%	9/3/2026	$3,662,326	3,631,436	3,659,689	0.46%
Truist Insurance Holdings, LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	7.85%	3/24/2031	$2,090,000	2,095,464	2,090,219	0.26%
								78,923,082	79,628,220	9.92%
Internet and Catalog Retail
CommerceHub, Inc.	First Lien Term Loan	SOFR(M)	0.75%	6.25%	11.35%	12/29/2027	$2,282,208	2,181,113	2,146,227	0.26%	E
Syndigo, LLC	First Lien Term Loan	SOFR(M)	0.75%	4.61%	9.46%	12/14/2027	$1,249,626	1,222,764	1,248,064	0.16%	E
								3,403,877	3,394,291	0.42%
Internet and Direct Marketing Retail
Pug LLC	First Lien Term Loan	SOFR(M)	—	4.75%	9.60%	3/15/2030	$2,289,737	2,275,971	2,291,637	0.29%

Internet Software and Services
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(Q)	1.00%	7.25%	12.53%	1/26/2029	$2,110,569	2,065,029	2,078,229	0.26%	C/E
Bynder Bidco B.V. (Netherlands)	First Lien Revolver B	SOFR(Q)	1.00%	7.25%	12.53%	1/26/2029	$—	(1,018)	(2,623)	—	C/D/E
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(Q)	1.00%	7.25%	12.53%	1/26/2029	$582,226	569,663	573,305	0.07%	C/E
Bynder Bidco, Inc. (Netherlands)	First Lien Revolver A	SOFR(Q)	1.00%	7.25%	12.53%	1/26/2029	$—	(3,693)	(723)	—	C/D/E
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.56%	8/29/2029	$8,579,230	8,403,790	8,743,085	1.08%	E
e-Discovery Acquireco, LLC (Reveal)	First Lien Initial Term Loan	SOFR(Q)	1.00%	5.75%	10.81%	9/1/2028	$6,640,840	6,581,395	6,572,911	0.82%	E
e-Discovery Acquireco, LLC (Reveal)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.56%	8/29/2029	$—	(15,949)	—	—	D/E
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	11.47%	8/29/2029	$2,733,632	2,719,825	2,733,632	0.34%	E
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	11.47%	8/29/2029	$2,382,428	2,267,326	2,382,427	0.30%	E
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	3.25%	8.17%	8/29/2029	$—	—	—	—	E
Magenta Buyer, LLC (McAfee)	First Lien First Amendment Term Loan	SOFR(M)	0.50%	3.25%	8.45%	3/1/2029	$3,842,769	3,820,416	3,834,065	0.48%
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	6.75%	11.87%	7/27/2028	$1,393,410	1,346,029	1,324,464	0.17%
Magenta Buyer, LLC (McAfee)	Second Lien Second Out Term Loan	SOFR(Q)	0.75%	7.00%	12.12%	7/27/2028	$1,058,992	1,022,982	742,353	0.09%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Internet Software and Services (Continued)
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	5.10%	5.10%	7/27/2028	$405,750	$400,831	$413,865	0.05%
Magenta Buyer, LLC (McAfee)	Second Lien Third Out Term Loan	SOFR(Q)	0.75%	6.25%	11.37%	7/27/2028	$334,418	322,802	101,161	0.01%	G
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.75%	2/1/2029	$1,445,490	1,419,376	1,442,599	0.18%	E
Oranje Holdco, Inc. (KnowBe4)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.25%	12.50%	2/1/2029	$1,116,745	1,095,686	1,094,410	0.14%	E
Oranje Holdco, Inc. (KnowBe4)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	12.75%	2/1/2029	$—	(3,264)	(361)	—	D/E
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	0.90% Cash + 6.25% PIK	12.43%	1/24/2028	$3,318,954	3,283,865	3,277,387	0.41%	C/E
								35,295,091	35,310,186	4.40%
IT Services
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.85%	10/19/2028	$3,776,510	3,712,836	3,804,834	0.47%	E
Avalara, Inc.	First Lien Revolver	SOFR(Q)	0.75%	6.25%	10.85%	10/19/2028	$—	(6,367)	—	—	D/E
CrewLine Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.35%	11/8/2030	$9,559,143	9,350,820	9,559,143	1.19%	E
CrewLine Buyer, Inc. (New Relic)	First Lien Revolver	SOFR(Q)	1.00%	6.75%	11.35%	11/8/2030	$—	(21,700)	—	—	D/E
Fortress Intermediate 3, Inc	First Lien Term Loan	SOFR(M)	—	3.75%	8.60%	6/9/2031	$1,250,000	1,253,040	1,249,219	0.16%
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.02%	6/3/2030	$11,229,177	11,016,894	10,970,906	1.37%	E
Intercept Bidco, Inc.	First Lien Revolver	SOFR(Q)	1.00%	6.00%	11.02%	6/3/2030	$—	(32,659)	(39,734)	—	D/E
Intercept Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	11.02%	6/3/2030	$—	(24,494)	(59,601)	(0.01)%	D/E
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	11.85%	12/29/2028	$2,237,572	2,190,074	2,177,158	0.27%	E
Madison Logic Holdings, Inc.	First Lien Revolver	SOFR(S)	1.00%	7.00%	11.85%	12/30/2027	$42,902	39,728	38,500	—	E
Research Now Group, LLC	First Lien Term Loan	SOFR(Q)	1.00%	5.76%	10.88%	10/15/2028	$1,670,497	1,453,319	1,550,438	0.19%
Research Now Group, LLC	First Lien Term Loan	SOFR(Q)	—	5.26%	10.38%	5/22/2028	$235,853	214,613	236,835	0.03%
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	11.62%	5/13/2030	$4,099,217	4,017,088	4,103,316	0.51%	E
Serrano Parent, LLC (Sumo Logic)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	11.62%	5/13/2030	$—	(8,213)	—	—	D/E
								33,154,979	33,591,014	4.18%
Life Sciences Tools and Services
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	12.21%	12/21/2028	$981,342	957,169	991,155	0.12%	E
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.10%	12.21%	12/21/2028	$72,218	70,440	72,940	0.01%	E
Alcami Corporation	First Lien Revolver	SOFR(M)	1.00%	7.15%	12.11%	12/21/2028	$—	(3,279)	—	—	D/E
Curia Global, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.75%	9.10%	8/30/2026	$1,449,694	1,427,084	1,384,117	0.17%
Parexel International, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.00%	7.85%	11/15/2028	$1,244,232	1,239,848	1,245,881	0.16%
								3,691,262	3,694,093	0.46%
Machinery
AI Aqua Merger Sub, Inc. (Osmosis Buyer) (United Kingdom)	First Lien Term Loan	SOFR(M)	0.50%	3.50%	8.70%	7/31/2028	$1,666,495	1,626,788	1,666,412	0.21%	C
Alliance Laundry Systems LLC	First Lien Term Loan B	SOFR(M)	—	3.50%	8.35%	8/8/2031	$129,000	128,355	129,340	0.02%
Blackbird Purchaser, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	10.10%	12/19/2030	$2,376,861	2,334,660	2,331,549	0.28%	E
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	10.10%	12/19/2030	$140,971	132,594	131,976	0.02%	E
Blackbird Purchaser, Inc.	First Lien Revolver	SOFR(Q)	0.75%	5.50%	10.10%	12/19/2030	$47,266	41,785	41,259	0.01%	E
Husky Injection Molding Systems Ltd. (Canada)	First Lien Term Loan	SOFR(S)	—	5.00%	10.33%	2/15/2029	$3,348,688	3,356,534	3,336,599	0.41%	C
Indicor, LLC (Roper Industrial Pro)	First Lien Term Loan	SOFR(Q)	1.00%	3.25%	7.85%	11/22/2029	$492,537	490,115	493,988	0.06%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Machinery (Continued)
INNIO North American Holding Inc.	First Lien Term Loan	SOFR(Q)	—	3.25%	8.54%	11/2/2028	$1,224,967	$1,229,399	$1,231,606	0.15%
Madison IAQ LLC	First Lien Term Loan	SOFR(S)	0.50%	2.75%	7.89%	6/21/2028	$1,018,937	976,491	1,019,329	0.13%
								10,316,721	10,382,058	1.29%
Media
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.90%	10.15%	10/1/2029	$6,391,455	6,391,455	6,362,042	0.80%	E
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.65% Cash + 2.50% PIK	12.40%	10/1/2029	$1,135,289	1,135,289	1,130,064	0.14%	E
Kid Distro Holdings, LLC	First Lien Revolver	SOFR(Q)	1.00%	4.90%	10.15%	10/1/2029	$—	—	(2,695)	—	D/E
NEP Group, Inc. et al	First Lien Term Loan (2.0% Exit Fee)	SOFR(Q)	1.00%	3.51% Cash + 1.50% PIK	9.62%	8/19/2026	$4,425,814	4,165,961	4,257,080	0.53%
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.01% Cash + 2.25% PIK	14.51%	12/31/2024	$3,537,691	3,530,428	2,724,022	0.34%	E
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	7.01%	11.65%	12/31/2024	$197,249	197,249	197,249	0.02%	E
Zayo Group Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.25%	9.10%	3/9/2027	$711,750	702,088	658,059	0.08%
								16,122,470	15,325,821	1.91%
Oil, Gas and Consumable Fuels
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.75%	11.92%	10/2/2029	$1,267,370	1,235,106	1,235,686	0.15%	E

Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	11.30%	11/30/2026	$204,306	199,425	182,465	0.02%	E
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	11.30%	11/30/2026	$2,387,896	2,339,245	2,132,618	0.27%	E
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	6.10%	11.30%	11/30/2026	$2,471,633	2,421,276	2,207,403	0.27%	E
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.65%	11.95%	12/23/2026	$1,574,716	1,548,118	1,576,169	0.20%	E
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	10.81%	12/19/2025	$1,258,883	1,258,883	1,258,841	0.16%	E
								7,766,947	7,357,496	0.92%
Pharmaceuticals
Nephron Pharmaceuticals Corp. et al	First Lien Term Loan B-1	Fixed	—	20.0% PIK	20.00%	9/11/2026	$527,013	527,013	620,294	0.08%	E
Nephron Pharmaceuticals Corp. et al	First Lien Term Loan B	SOFR(Q)	1.50%	11.05%	16.40%	9/11/2026	$8,963,526	8,731,259	8,246,444	1.02%	E
								9,258,272	8,866,738	1.10%
Professional Services
Allied Benefit Systems Intermediate, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	10.10%	10/31/2030	$7,945,867	7,842,341	8,025,326	1.00%	E
Allied Benefit Systems Intermediate, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.50%	5.25%	10.42%	10/31/2030	$1,457,164	1,438,179	1,471,736	0.18%	E
Bullhorn, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.85%	10/1/2029	$10,262,184	10,238,319	10,262,184	1.28%	E
Bullhorn, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	—	5.00%	9.85%	9/30/2029	$3,158,214	3,143,407	3,158,214	0.39%	E
Bullhorn, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	10.02%	9/30/2029	$155,687	151,770	155,687	0.02%	E
Bullhorn, Inc.	First Lien Revolver	SOFR(M)	1.00%	5.00%	9.85%	10/1/2029	$—	(2,572)	(26,594)	—	D/E
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	10.10%	6/30/2028	$2,142,236	2,115,497	2,105,452	0.26%	E
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	10.10%	6/30/2028	$882,598	871,575	867,443	0.11%	E
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	10.10%	6/30/2028	$747,260	735,401	734,429	0.09%	E
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	10.10%	6/30/2028	$245,852	230,450	229,188	0.03%	E
Cherry Bekaert Advisory, LLC	First Lien Revolver	SOFR(M)	0.75%	5.25%	10.10%	6/30/2028	$—	(5,583)	(7,680)	—	D/E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Professional Services (Continued)
CoreLogic, Inc. (fka First American Corporation)	First Lien Term Loan	SOFR(M)	0.50%	3.61%	8.46%	6/2/2028	$1,258,251	$1,245,676	$1,248,927	0.16%
Deerfield Dakota Holding, LLC	First Lien Term Loan	SOFR(Q)	1.00%	3.75%	8.35%	4/9/2027	$1,353,732	1,325,991	1,328,092	0.17%
DTI Holdco, Inc. (Epiq)	First Lien Term Loan	SOFR(M)	0.75%	4.75%	9.60%	4/21/2029	$16,620,336	16,527,231	16,706,429	2.07%
Element Materials Technology Group US Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.50%	3.75%	8.35%	6/24/2029	$688,433	684,328	691,018	0.09%
GI Consilio Parent, LLC	First Lien Term Loan	SOFR(M)	0.50%	4.61%	9.46%	5/14/2029	$10,917,500	10,748,385	10,917,500	1.36%	E
HSI Halo Acquisitions, Inc.	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.85%	6/28/2031	$6,180,927	6,126,513	6,187,108	0.77%	E
HSI Halo Acquisitions, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.64%	6/28/2031	$191,314	191,314	192,418	0.02%	E
HSI Halo Acquisitions, Inc.	First Lien Revolver	SOFR(M)	0.75%	5.00%	9.85%	6/28/2031	$—	—	—	—	D/E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	10.35%	1/16/2030	$4,670,448	4,588,076	4,577,039	0.57%	E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Revolver	SOFR(Q)	1.00%	5.75%	10.35%	1/16/2030	$—	(10,798)	(12,245)	—	D/E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	10.35%	1/16/2030	$—	(17,997)	(20,408)	—	D/E
ICIMS, Inc.	First Lien Incremental Term Loan	SOFR(M)	0.75%	6.25%	11.17%	8/18/2028	$1,152,092	1,138,648	1,136,918	0.14%	E
OMNIA Partners, LLC	First Lien Term Loan	SOFR(Q)	1.00%	3.25%	8.53%	7/25/2030	$485,774	483,533	487,768	0.06%
Vensure Employer Services, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.64%	9/19/2031	$12,478,379	12,353,790	12,353,595	1.54%	E
Vensure Employer Services, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	—	5.25%	10.06%	9/19/2031	$—	—	(35,428)	—	D/E
								82,143,474	82,734,116	10.31%
Real Estate Management and Development
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.35%	1/18/2030	$7,324,992	7,195,735	7,173,475	0.90%	E
Community Merger Sub Debt LLC (CINC Systems)	First Lien Revolver	SOFR(Q)	0.75%	5.75%	10.35%	1/18/2030	$—	(35,286)	(41,323)	(0.01)%	D/E
Forest City Enterprises, L.P.	First Lien Term Loan	SOFR(M)	—	3.61%	8.46%	12/8/2025	$902,764	895,893	875,306	0.11%
								8,056,342	8,007,458	1.00%
Software
Applied Systems, Inc.	First Lien Term Loan	SOFR(Q)	0.50%	3.00%	7.60%	9/19/2026	$1,247,020	1,247,749	1,249,439	0.16%
Barracuda Parent LLC	First Lien Term Loan	SOFR(S)	—	4.50%	9.81%	8/15/2029	$679,850	666,153	662,619	0.08%
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	7.25%	12.20%	9/12/2029	$12,076,774	11,827,883	11,968,083	1.49%	E
Bluefin Holding, LLC (Allvue)	First Lien Revolver	SOFR(Q)	1.00%	7.25%	12.20%	9/12/2029	$—	(24,539)	(10,716)	—	D/E
Boxer Parent Company, Inc.	First Lien Term Loan	SOFR(Q)	—	3.75%	9.10%	7/30/2031	$1,836,147	1,835,485	1,834,687	0.23%
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(M)	1.50%	7.75%	12.60%	5/22/2029	$12,000,000	11,888,088	11,904,000	1.48%	E
Central Parent, Inc.	First Lien Term Loan	SOFR(Q)	—	3.25%	7.85%	7/6/2029	$992,500	977,164	983,404	0.12%
Clever Devices Ltd.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	11.30%	6/12/2030	$2,220,731	2,168,026	2,207,407	0.27%	E
Clever Devices Ltd.	First Lien Revolver	SOFR(Q)	1.00%	6.00%	11.30%	6/12/2030	$247,367	225,351	241,801	0.03%	E
Cloudera, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.85%	8.70%	10/8/2028	$2,916,200	2,865,345	2,846,940	0.35%
Connectwise	First Lien Term Loan	SOFR(Q)	—	3.76%	8.37%	9/30/2028	$542,605	541,249	542,876	0.07%
Cornerstone OnDemand, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.86%	8.71%	10/16/2028	$619,788	595,291	582,213	0.07%
Delta Topco, Inc	First Lien Term Loan	SOFR(S)	—	3.50%	8.20%	12/24/2029	$2,334,750	2,339,987	2,333,945	0.29%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Software (Continued)
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.56%	3/30/2029	$2,327,225	$2,283,670	$2,327,225	0.29%	E
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	12.56%	3/30/2029	$—	(4,356)	—	—	D/E
Douglas Holdings, Inc (Docupace)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	10.35%	8/27/2030	$8,550,747	8,424,534	8,405,384	1.05%	E
Douglas Holdings, Inc (Docupace)	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	10.35%	8/27/2030	$46,659	46,659	28,710	—	E
Douglas Holdings, Inc (Docupace)	First Lien Revolver	SOFR(Q)	1.00%	5.75%	10.35%	8/27/2030	$—	(11,153)	(12,640)	—	D/E
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	5.75%	10.35%	8/27/2030	$—	(13,941)	(31,601)	—	D/E
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan A	SOFR(Q)	1.00%	5.75%	10.35%	8/27/2030	$—	(15,336)	(34,761)	—	D/E
Epicor Software Corporation (fka Eagle Parent Inc.)	First Lien Term Loan	SOFR(M)	0.75%	3.25%	8.10%	5/30/2031	$2,784,063	2,749,216	2,789,422	0.35%
Epicor Software Corporation (fka Eagle Parent Inc.)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	3.25%	8.10%	5/30/2031	$—	146	629	—
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.08%	5/22/2029	$3,998,771	3,942,214	3,922,794	0.49%	E
Fusion Risk Management, Inc.	First Lien Revolver	SOFR(Q)	1.00%	3.50% Cash + 3.75% PIK	12.08%	5/22/2029	$—	(10,570)	(8,694)	—	D/E
Greeneden U.S. Holdings II, LLC	First Lien Term Loan	SOFR(M)	—	3.50%	8.35%	12/1/2027	$2,688,736	2,655,278	2,697,246	0.34%
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	11.48%	7/9/2029	$1,601,961	1,582,110	1,557,223	0.19%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	11.84%	7/9/2029	$1,237,762	1,222,164	1,203,195	0.15%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.67% Cash + 4.45% PIK	12.37%	7/9/2029	$321,901	303,373	302,038	0.04%	E
GTY Technology Holdings Inc.	First Lien Revolver	Prime	1.00%	5.25%	13.75%	7/9/2029	$—	(3,609)	(7,383)	—	D/E
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	5.75%	10.60%	9/26/2030	$14,043,010	13,832,694	13,832,365	1.71%	C/E
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Revolver	SOFR(M)	1.00%	5.75%	10.60%	9/26/2030	$—	(28,025)	(28,086)	—	C/D/E
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(Q)	0.75%	7.50%	12.63%	8/5/2028	$2,321,515	2,283,580	2,284,977	0.28%	E
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.07%	11/1/2027	$963,127	949,879	962,903	0.12%	E
Kong Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	14.07%	11/1/2027	$511,030	502,269	510,911	0.06%	E
Maverick Bidco, Inc. (Mitratech)	First Lien No. 2 Term Loan	SOFR(Q)	0.75%	4.51%	9.76%	5/18/2028	$12,343,750	12,128,130	12,343,812	1.54%
MH Sub I, LLC (Micro Holding Corp.)	First Lien 2023 Incremental Term Loan	SOFR(M)	1.00%	4.25%	9.10%	5/3/2028	$3,762,773	3,732,722	3,743,414	0.47%
Mitchell International Inc	First Lien Term Loan	SOFR(M)	0.50%	3.25%	8.10%	6/6/2031	$1,350,000	1,344,063	1,331,836	0.17%
Planview Parent, Inc.	First Lien Incremental Term Loan	SOFR(M)	0.75%	3.75%	8.35%	12/17/2027	$1,494,797	1,478,956	1,497,615	0.19%
Project Boost Purchaser, LLC (JD Power, AutoData Inc)	First Lien Term Loan	SOFR(Q)	—	3.50%	8.79%	7/2/2031	$834,000	833,701	834,592	0.10%
Proofpoint, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.00%	7.85%	5/28/2031	$3,985,292	3,957,187	3,987,902	0.50%
Qlik Technologies Inc. (Project Alpha)	First Lien Term Loan	SOFR(Q)	0.50%	3.75%	9.00%	10/28/2030	$1,246,867	1,253,773	1,251,044	0.16%
Sophia, L.P. (Ellucian)	First Lien Term Loan B	SOFR(M)	0.50%	3.60%	8.45%	10/7/2029	$1,938,029	1,938,029	1,945,142	0.24%
Sovos Compliance, LLC (fka Taxware, LLC)	First Lien Term Loan	SOFR(M)	0.50%	4.61%	9.46%	8/11/2028	$307,172	302,190	307,435	0.04%
TIBCO Software Inc.	First Lien Term Loan	SOFR(Q)	0.50%	4.00%	8.60%	3/30/2029	$4,428,506	4,341,910	4,415,575	0.55%
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50%	10.35%	7/25/2029	$9,335,974	9,111,349	9,086,535	1.13%	E
Trintech, Inc.	First Lien Revolver	SOFR(M)	1.00%	5.50%	10.35%	7/25/2029	$206,737	189,327	187,404	0.02%	E
UKG Inc.	First Lien Term Loan	SOFR(Q)	—	3.25%	8.55%	1/30/2031	$4,557,782	4,533,503	4,563,479	0.57%
VS Buyer, LLC	First Lien Term Loan	SOFR(M)	—	3.25%	8.35%	4/12/2031	$1,496,250	1,503,500	1,500,612	0.19%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Software (Continued)
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.69%	11/22/2028	$2,507,409	2,473,673	2,512,424	0.31%	E
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.69%	11/22/2028	$—	(4,217)	1,222	—	D/E
Zendesk Inc.	First Lien Revolver	SOFR(Q)	0.75%	5.00%	9.69%	11/22/2028	$—	(3,473)	—	—	D/E
								126,958,351	127,558,598	15.89%
Specialty Retail
Fender Musical Instruments Corp.	First Lien Term Loan B	SOFR(M)	0.50%	4.10%	8.95%	12/1/2028	$1,657,878	1,606,238	1,608,142	0.20%	E
Les Schwab Tire Centers (LS Group)	First Lien Term Loan	SOFR(M)	—	3.00%	7.85%	4/17/2031	$1,246,875	1,251,416	1,248,826	0.16%
Mavis Discount Tire Inc	First Lien Term Loan	SOFR(M)	—	3.50%	8.35%	5/4/2028	$1,234,885	1,234,885	1,235,725	0.15%
Woof Holdings, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.49%	8.09%	12/21/2027	$937,337	917,836	633,480	0.08%
								5,010,375	4,726,173	0.59%
Trading Companies and Distributors
BCPE Empire Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.00%	8.85%	1/24/2028	$1,240,780	1,237,101	1,242,722	0.15%
Foundation Building Materials, Inc	First Lien Term Loan	SOFR(M)	—	4.00%	9.25%	1/29/2031	$1,116,195	1,110,615	1,089,367	0.14%
								2,347,716	2,332,089	0.29%
Textiles, Apparel and Luxury Goods
WH Borrower, LLC	First Lien Term Loan	SOFR(Q)	0.50%	5.50%	10.79%	2/15/2027	$100,000	100,000	100,000	0.01%	E

Technology Hardware, Storage and Peripherals
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	11.62%	4/25/2031	$12,800,000	12,681,247	12,880,000	1.60%	C/E

Transportation Infrastructure
Apple Bidco, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.50%	8.35%	9/22/2028	$441,540	440,617	441,403	0.05%
Bleriot US Bidco Inc.	First Lien Term Loan	SOFR(Q)	—	3.25%	7.85%	10/30/2026	$1,662,004	1,654,981	1,666,159	0.21%
Brown Group Holding, LLC	First Lien Term Loan	SOFR(M)	0.50%	2.75%	7.60%	7/2/2029	$1,862,155	1,850,665	1,860,339	0.23%
								3,946,263	3,967,901	0.49%

Total Debt Investments - 147.2% of Net Assets								776,133,180	779,005,155	97.03%

Equity Securities
IT Services
New Insight Holdings, Inc.	Common Stock						$22,972	402,032	407,753	0.05%	E, I, J

Total Equity Securities - 0.1% of Net Assets								402,032	407,753	0.05%

Total Investments - 147.3% of Net Assets								776,535,212	779,412,908	97.08%

Cash and Cash Equivalents - 4.4% of Net Assets									23,288,370	2.92%

Total Cash and Investments - 151.7% of Net Assets									802,701,278	100.00%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2024

Notes to Schedule of Investments:

(A)
Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933 (the “Securities Act”). Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)
99.9% of the fair value of total senior secured loans in the Fund’s portfolio bear interest at a floating rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), “S”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”. In addition, 82.0% of the fair value of such senior secured loans have floors of 0.50% to 2.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at September 30, 2024 of all contracts within the specified loan facility. SOFR resets monthly (M), quarterly (Q) or semiannually (S).
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
(E)
Investments are considered Level 3 in accordance with ASC Topic 820 (see Note 2).
(F)
As of September 30, 2024, the Fund generally uses GICS codes to identify the industry groupings.
(G)
Non-accruing debt investment.
(H)
In addition to the stated coupon, investment has an exit fee payable upon repayment of the loan in an amount equal to the percentage of the original principal amount shown.
(I)
Restricted security (See Note 12).
(J)
Non-income producing investment.

Aggregate acquisitions and aggregate dispositions of investments totaled $466,813,072 and $91,327,687, respectively for the nine months ended September 30, 2024. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on investments. The total value of restricted securities and bank debt as of September 30, 2024 was $779,412,908 or 97.1% of total cash and investments of the Fund. As of September 30, 2024, approximately 5.1% of the total assets of the Fund were not qualifying assets under Section 55(a) of the 1940 Act.

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

September 30, 2024

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

September 30, 2024

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2024

2. Summary of Significant Accounting Policies (Continued)

At September 30, 2024, the Fund’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—
2	Other direct and indirect observable market inputs(2)	233,188,665	—	233,188,665
3	Valuation sources that employ significant unobservable inputs	545,816,490	407,753	546,224,243
Total		$779,005,155	$407,753	$779,412,908

______________________

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2024 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1)
Bank Debt	$442,118,094	Income approach	Discount rate	8.1% - 30.6% (10.1%)
	96,254,639	Market quotations	Indicative bid/ask quotes	1 (1)
	4,522,486	Market Comparable Companies	EBITDA Multiple	7.75x (7.75x)
	2,921,271	Market Comparable Companies	Revenue Multiple	0.9x (0.9x)
Equity	407,753	Market quotations	Indicative bid/ask quotes	1 (1)
	$546,224,243

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2024

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 for the three months ended September 30, 2024 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$401,161,249	$—	$401,161,249
Net realized and unrealized gains (losses)	180,154	5,721	185,875
Acquisitions(1)	172,418,620	402,032	172,820,652
Dispositions	(29,585,582)	—	(29,585,582)
Transfers into Level 3(2)	2,599,199	—	2,599,199
Transfers out Level 3(3)	(957,150)	—	(957,150)
Ending balance	$545,816,490	$407,753	$546,224,243

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$456,879	$5,721	$462,600

______________________

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of two investments that were transferred from Level 2 to Level 3 due to decreased observable market activity.
(3)
Comprised of two investments that were transferred from Level 3 to Level 2 due to increased observable market activity.

Changes in investments categorized as Level 3 for the nine months ended September 30, 2024 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$249,673,453	$—	$249,673,453
Net realized and unrealized gains (losses)	1,249,923	5,721	1,255,644
Acquisitions(1)	323,036,347	402,032	323,438,379
Dispositions	(37,418,446)	—	(37,418,446)
Transfers into Level 3(2)	9,275,213	—	9,275,213
Ending balance	$545,816,490	$407,753	$546,224,243

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$1,749,419	$5,721	$1,755,140

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

September 30, 2024

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
(2)
Representing the weighted average of each significant unobservable input for concluded value at the investment level by fair value.

Changes in investments categorized as Level 3 during the three months ended September 30, 2023 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Total
Beginning balance	$127,312,157	$127,312,157
Net realized and unrealized gains (losses)	1,732,329	1,732,329
Acquisitions(1)	86,090,914	86,090,914
Dispositions	(1,755,612)	(1,755,612)
Transfers into Level 3(2)	160,039	160,039
Transfers out Level 3(3)	(6,820,808)	(6,820,808)
Ending balance	$206,719,019	$206,719,019

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$1,547,399	$1,547,399

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

September 30, 2024

2. Summary of Significant Accounting Policies (Continued)

______________________

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of three investments that were transferred from Level 2 to Level 3 due to decreased observable market activity.
(3)
Comprised of two investment that was transferred from Level 3 to Level 2 due to increased observable market activity.

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At September 30, 2024, included in cash and cash equivalents was $14.8 million (2.8% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.77%. At December 31, 2023, included in cash and cash equivalents was $5.0 million (2.1% of net assets) held in JP Morgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 5.20%.

Restricted Investments

The Fund may invest without limitation in instruments that are subject to legal or contractual restrictions on resale. These instruments generally may be resold to institutional investors in transactions exempt from registration or to the public if the securities are registered. Disposal of these investments may involve time-consuming negotiations and additional expense, and prompt sale at an acceptable price may be difficult. Information regarding restricted investments is included at the end of the Schedules of Investments. Restricted investments, including any restricted investments in affiliates, are valued in accordance with the investment valuation policies discussed above.

Foreign Currency Investments

The Fund may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at September 30, 2024 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Fund did not hold any investments denominated in foreign currency at September 30, 2024 or December 31, 2023.

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

September 30, 2024

2. Summary of Significant Accounting Policies (Continued)

During each of the 36 months following the commencement of the Fund’s operations, the Fund will reimburse the Investment Adviser for any and all Expense Payments incurred by the Investment Adviser under the Expense Support Agreement to the extent that the Fund’s annual Operating Expenses (as defined below) do not exceed 1.25% of the value of the Fund’s net assets, calculated monthly based on month-end net assets. “Operating Expenses” for purposes of the Expense Support Agreement means all annual operating expenses of the Fund incurred in the ordinary course of business, excluding offering costs incurred by the Fund, interest expense and other financing costs, portfolio transaction and other investment-related costs, base management fee and incentive fee payable pursuant to the Advisory Agreement, shareholder servicing and/or distribution fees, taxes and any other extraordinary expenses not incurred in the ordinary course of business (including, without limitation, litigation expenses). From inception of the Fund through September 30, 2024, the Adviser had incurred $0.8 million related to organizational and offering expenses. The Fund did not reimburse the Investment Adviser for any Expense Payments during the nine months ended September 30, 2024 since the annual operating expenses exceeded 1.25% of the value of the Fund’s net assets.

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

September 30, 2024

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

September 30, 2024

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

Base Management Fee

The management fee is calculated at an annual rate of 1.25% of the value of the Fund’s net assets at the end of the most recently completed calendar month and payable monthly in arrears. For purposes of calculating the base management fee, “net assets” means the Fund’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. The Investment Adviser waived its management fee for the first twelve months following the date of the commencement of the Fund's operations. On April 25, 2023, the Fund's Board of Trustees approved an amendment of the Amended and Restated Fee Waiver and Expense Support and Reimbursement Agreement, which extended the waiver through December 31, 2023.

For the three and nine months ended September 30, 2024, the Investment Adviser earned $1.3 million and $3.1 million in management fees, respectively. For the three and nine months ended September 30, 2023, the Investment Adviser earned and waived $0.5 million and $1.4 million in management fees, respectively.

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

September 30, 2024

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

In addition, GAAP requires that the capital gains incentive fees accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fees would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Advisory Agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires the Fund to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fee paid or capital gains incentive fee accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

For the three and nine months ended September 30, 2024, the Investment Adviser earned $1.8 million and $4.1 million in incentive fees, respectively. For the three and nine months ended September 30, 2023, the Investment Adviser earned and waived $0.7 million and $2.3 million in incentive fees, respectively. For the three and nine months ended September 30, 2024, incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP were $0.2 million and $0.2 million on a cumulative basis, respectively. For the three and nine months ended September 30, 2023, the fund did not accrue any incentive fees on capital gains on a liquidation basis (but not payable) under GAAP.

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

September 30, 2024

3. Management Fees, Incentive Fees and Other Expenses (Continued)

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2024

3. Management Fees, Incentive Fees and Other Expenses (Continued)

For the three and nine months ended September 30, 2024, the Fund accrued distribution and shareholder servicing fees of $45,805 and $51,101, which were attributable to Class S, respectively. For the three and nine months ended September 30, 2024, the Fund accrued distribution and shareholder servicing fees of $2 and $2, which were attributable to Class D, respectively. For the three and nine months ended September 30, 2023, the Fund did not accrue any distribution and shareholder servicing fees.

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

At September 30, 2024, there was $217.0 million of debt outstanding under the Credit Facility, with a weighted-average interest rate, excluding fees of 7.13%. Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of September 30, 2024, the estimated fair value of the outstanding debt approximated their carrying value.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2024

4. Debt (Continued)

Total expenses related to debt included the following:

	Nine Months Ended September 30,
	2024	2023
Interest expense	$9,779,453	$5,002,646
Amortization of deferred debt issuance costs	279,597	142,369
Commitment fees	598,475	385,250
Total	$10,657,525	$5,530,265

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

The Consolidated Schedule of Investments include certain revolving loan facilities and other commitments with unfunded balances at September 30, 2024 and December 31, 2023 as follows:

		Unfunded Balances
Issuer	Maturity Date	September 30, 2024	December 31, 2023
Accordion Partners LLC	8/31/2028	$125,445	$250,890
Accordion Partners LLC	8/29/2029	N/A	2,964,083
Accuserve Solutions, Inc.	3/15/2030	616,709	N/A
Alcami Corporation	12/21/2028	N/A	83,235
Alcami Corporation	12/21/2028	133,176	133,176
Alera Group, Inc.	10/2/2028	N/A	70,848
Alera Group, Inc.	11/17/2025	6,262,273	9,010,465
Allied Benefit Systems Intermediate, LLC	10/31/2030	N/A	1,460,816
AmeriLife Holdings, LLC	8/31/2029	N/A	126,586
AmeriLife Holdings, LLC	8/31/2028	377,494	377,494
AmeriLife Holdings, LLC	8/31/2029	N/A	11,935,075
Avalara, Inc.	10/19/2028	377,651	377,651
Blackbird Purchaser, Inc.	12/19/2030	330,864	472,662
Blackbird Purchaser, Inc.	12/19/2030	267,842	315,108
Bluefin Holding, LLC (Allvue)	9/12/2029	1,190,668	1,190,668
Bullhorn, Inc.	10/1/2029	886,451	N/A
Bullhorn, Inc.	9/30/2029	689,469	N/A
Bynder Bidco B.V. (Netherlands)	1/26/2029	171,174	171,174
Bynder Bidco, Inc. (Netherlands)	1/26/2029	47,160	47,160
Cherry Bekaert Advisory, LLC	6/30/2028	447,254	447,254
Cherry Bekaert Advisory, LLC	6/30/2028	724,616	970,468
Clever Devices Ltd.	6/12/2030	680,257	N/A
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	1,997,725	N/A
Compsych Holdings Corp	7/22/2031	3,737,596	N/A
CrewLine Buyer, Inc. (New Relic)	11/8/2030	995,744	995,744

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2024

5. Commitments and Contingencies (Continued)

		Unfunded Balances (Continued)
Issuer	Maturity Date	September 30, 2024	December 31, 2023
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	$232,723	$232,723
Douglas Holdings, Inc (Docupace)	8/27/2030	1,858,858	N/A
Douglas Holdings, Inc (Docupace)	8/27/2030	1,009,172	N/A
Douglas Holdings, Inc (Docupace)	8/27/2030	743,543	N/A
Douglas Holdings, Inc (Docupace)	8/27/2030	2,044,744	N/A
e-Discovery Acquireco, LLC (Reveal)	8/29/2029	779,930	779,930
Epicor Software Corporation (fka Eagle Parent Inc.)	5/30/2031	326,650	N/A
Focus Financial Partners, LLC	9/10/2031	177,608	N/A
Fusion Holding Corp. (Finalsite)	9/15/2027	371,133	371,133
Fusion Risk Management, Inc.	5/22/2029	457,601	457,601
Galway Borrower LLC	9/29/2028	397,800	5,400,000
GC Champion Acquisition LLC (Numerix)	8/19/2028	3,682,906	N/A
GC Waves Holdings, Inc. (Mercer)	8/10/2029	8,816,191	11,827,234
Gympass US, LLC	8/29/2029	9,945,514	N/A
GTY Technology Holdings Inc.	7/9/2029	264,374	237,936
GTY Technology Holdings Inc.	7/9/2029	770,655	1,085,429
Higginbotham Insurance Agency, Inc.	11/25/2028	N/A	3,675,280
Higginbotham Insurance Agency, Inc.	11/25/2026	1,066,687	N/A
Honey Intermediate, Inc. (iLobby) (Canada)	9/26/2030	1,872,401	N/A
HSI Halo Acquisitions, Inc.	6/28/2031	912,423	N/A
HSI Halo Acquisitions, Inc.	6/28/2031	735,825	N/A
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	1,020,417	N/A
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	612,250	N/A
ImageFirst Holdings, LLC	4/27/2028	N/A	228,309
Integrity Marketing Acquisition, LLC	8/27/2026	N/A	2,713,905
Integrity Marketing Acquisition, LLC	8/27/2026	N/A	3,452,216
Integrity Marketing Acquisition, LLC	8/25/2028	8,387,239	N/A
Integrity Marketing Acquisition, LLC	8/25/2028	4,319,357	N/A
Intercept Bidco, Inc.	6/3/2030	2,591,349	N/A
Intercept Bidco, Inc.	6/3/2030	1,727,566	N/A
IvyRehab Intermediate II, LLC	4/23/2029	14,128,285	N/A
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	N/A	187,452
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	2,299,429	N/A
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	123,067	123,067
Lucky US BuyerCo, LLC (Global Payments)	3/30/2029	163,820	409,549
Madison Logic Holdings, Inc.	12/30/2027	120,127	163,029
Mesquite Bidco, LLC	11/30/2029	N/A	668,614
OMNIA Partners, LLC	7/18/2030	N/A	24,996
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	8/23/2027	161,736	680,994
Modigent, LLC (fka Pueblo Mechanical and Controls, LLC)	8/23/2028	5,353,117	5,353,117
Kid Distro Holdings, LLC	10/1/2029	585,700	N/A
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	180,686	180,686
Payroc, LLC	11/1/2027	166,509	N/A
PlayPower, Inc	8/28/2030	2,070,380	N/A
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	7/19/2030	N/A	3,431,510
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2028	3,200,660	N/A
PMA Parent Holdings, LLC	1/31/2031	1,270,184	N/A

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2024

5. Commitments and Contingencies (Continued)

		Unfunded Balances (Continued)
Issuer	Maturity Date	September 30, 2024	December 31, 2023
RSC Acquisition, Inc. (Risk Strategies)	10/30/2026	N/A	$3,578,907
RSC Acquisition, Inc. (Risk Strategies)	11/1/2029	51,056	N/A
Serrano Parent, LLC (Sumo Logic)	5/13/2030	409,922	409,922
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	N/A	158,331
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	N/A	197,914
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	4/25/2031	3,200,000	N/A
Titan Home Improvement, LLC (Renuity)	5/31/2030	1,810,099	N/A
Titan Home Improvement, LLC (Renuity)	5/31/2030	1,508,416	N/A
Trintech, Inc.	7/25/2029	516,842	516,842
Vensure Employer Services, Inc.	2/28/2027	N/A	1,660
Vensure Employer Services, Inc.	2/26/2027	N/A	5,876,054
Vensure Employer Services, Inc.	9/19/2031	3,542,757	N/A
Vortex Companies, LLC	9/4/2029	2,039,631	N/A
Vortex Companies, LLC	9/4/2029	N/A	2,621,633
Vortex Companies, LLC	9/4/2029	187,948	199,305
Wealth Enhancement Group, LLC	10/4/2028	863,109	N/A
Wealth Enhancement Group, LLC	10/4/2027	69,201	N/A
Zendesk Inc.	11/22/2028	251,563	251,563
Zendesk Inc.	11/22/2028	610,938	610,938
Total Unfunded Balances		$120,069,666	$87,508,336

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

From time to time, the Investment Adviser advances payments to third parties on behalf of the Fund and receives reimbursement from the Fund. At September 30, 2024 and December 31, 2023, amounts reimbursable to the Investment Adviser totaled $1.0 million and $0.2 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

The Fund has entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator will perform (or oversee, or arrange for, the performance by third parties of) the administrative services necessary for the operation of the Fund, including but not limited to, determining and publishing the Fund's net asset value (“NAV”), overseeing the preparation and filing of the Fund's tax returns, and the printing and dissemination of reports to shareholders of the Fund, and generally overseeing the payment of the Fund's expenses and the performance of administrative and professional services rendered to the Fund by others. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities thereunder, including payments to the Administrator in an amount equal to the Fund’s allocable portion of overhead and other expenses incurred by the Administrator or its affiliate in performing its obligations and services under the Administration Agreement, such as rent, license fees and other costs associated with computer software utilized in providing such obligations and services and the Fund’s allocable portion of the cost of personnel attributable to performing such obligations and services, including, but not limited to, marketing, legal and other services performed by the Administrator for the Fund. The Administrator will also, on behalf of the Fund, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other shareholders servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, shareholders and such other persons in any such other capacity deemed to be necessary or desirable. For the nine months ended September 30, 2024 and 2023, the Fund incurred $0.7 million and $0.9 million, respectively, for such administrative service expenses.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2024

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

The Fund has the authority to issue an unlimited number of Common Shares of any class and an unlimited number of shares of preferred shares, at a par value $0.001 per share. As of September 30, 2024, the Fund had 20,255,619 Institutional shares, 1,110,203 Class S shares, and 222 Class D shares issued and outstanding.

The following table summarizes transactions in Common Shares for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, (1)
	2024		2023
	Shares	Amount	Shares	Amount
Institutional Class
Subscriptions	9,828,247	$244,223,463	2,389,554	$58,353,818
Share transfers between classes	—	—	—	—
Distributions reinvested	853,451	21,225,456	440,643	10,721,128
Share Repurchases	(34,563)	(861,847)	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	10,647,135	$264,587,072	2,830,197	$69,074,946

Class S
Subscriptions	1,110,203	27,575,000	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Share Repurchases	—	—	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	1,110,203	27,575,000	—	—

Class D
Subscriptions	222	5,500	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Share Repurchases	—	—	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	222	5,500	—	—

______________________

(1)
Class S commenced operations on June 1, 2024 and Class D commenced operations on August 1, 2024.

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents our monthly NAV per share for each of the three classes of shares since our inception through September 30, 2024.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2024

7. Stockholders’ Equity and Dividends (Continued)

	NAV per Share
For the Month Ended	Institutional Class	Class S	Class D
June 30, 2022	$23.49	N/A	N/A
July 31, 2022	24.40	N/A	N/A
August 31, 2022	24.86	N/A	N/A
September 30, 2022	23.74	N/A	N/A
October 31, 2022	23.89	N/A	N/A
November 30, 2022	23.93	N/A	N/A
December 31, 2022	23.69	N/A	N/A
January 31, 2023	24.28	N/A	N/A
February 28, 2023	24.25	N/A	N/A
March 31, 2023	24.23	N/A	N/A
April 30, 2023	24.38	N/A	N/A
May 31, 2023	24.05	N/A	N/A
June 30, 2023	24.49	N/A	N/A
July 31, 2023	24.73	N/A	N/A
August 31, 2023	24.85	N/A	N/A
September 30, 2023	24.99	N/A	N/A
October 31, 2023	24.70	N/A	N/A
November 30, 2023	24.87	N/A	N/A
December 31, 2023	24.85	N/A	N/A
January 31, 2024	24.92	N/A	N/A
February 29, 2024	24.93	N/A	N/A
March 31, 2024	24.98	N/A	N/A
April 30, 2024	24.93	N/A	N/A
May 31, 2024	24.95	N/A	N/A
June 30, 2024	24.84	24.84	N/A
July 31, 2024	24.75	24.75	N/A
August 31, 2024	24.79	24.79	24.79
September 30, 2024	24.77	24.77	24.77

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering net investment income available for distribution to shareholders, at the discretion of our Board of Trustees.

Institutional Class

The following tables summarize the Fund's dividends declared for the Institutional Class shares nine months ended September 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 26, 2024	January 30, 2024	February 27, 2024	Regular	$0.23	$2,348,876
February 23, 2024	February 28, 2024	March 27, 2024	Regular	0.23	2,471,608
March 26, 2024	March 28, 2024	April 26, 2024	Regular	0.23	2,572,189
April 24, 2024	April 29, 2024	May 29, 2024	Regular	0.23	2,817,179
May 24, 2024	May 30, 2024	June 26, 2024	Regular	0.23	2,983,344
June 26, 2024	June 27, 2024	July 29, 2024	Regular	0.23	3,183,325
July 26, 2024	July 30, 2024	August 28, 2024	Regular	0.23	3,812,774
August 23, 2024	August 29, 2024	September 26, 2024	Regular	0.23	4,370,691
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.23	4,658,792
				$2.07	$29,218,778

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2024

7. Stockholders’ Equity and Dividends (Continued)

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

Class S Shares

The following table summarizes the Fund's dividends declared for the Class S shares nine months ended September 30, 2024. No Class S shares were outstanding for the nine months ended September 30, 2023.

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
June 26, 2024	June 27, 2024	July 29, 2024	Regular	$0.23	$0.21	$68,922	$63,626
July 26, 2024	July 30, 2024	August 28, 2024	Regular	0.23	0.21	142,491	131,591
August 23, 2024	August 29, 2024	September 26, 2024	Regular	0.23	0.21	201,157	185,825
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.23	0.21	255,347	235,807
				$0.92	$0.84	$667,917	$616,848

_____________________________________________

(1)
Class S commenced operations on June 1, 2024.

Class D Shares

The following table summarizes the Fund's dividends declared for the Class D shares nine months ended September 30, 2024. No Class D shares were outstanding for the nine months ended September 30, 2023.

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
August 23, 2024	August 29, 2024	September 26, 2024	Regular	$0.23	$0.22	$28	$27
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.23	0.22	51	50
				$0.46	$0.44	$79	$77

_____________________________________________

(1)
Class D commenced operations on August 1, 2024.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2024

7. Stockholders’ Equity and Dividends (Continued)

Through September 30, 2024, all of the Fund’s distributions resulted from net investment income. In the future, a portion of the Fund's distributions may result from expense support from the Investment Adviser, which is subject to repayment by the Fund within three years from the date of payment. Shareholders should understand that any such distribution may not be based solely on the Fund’s investment performance, and can only be sustained if the Fund achieves positive investment performance in future periods and/or the Investment Adviser continues to provide expense support. Shareholders should also understand that the Fund’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Fund will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, may include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of cash distributions on a GAAP basis that the Fund has declared on its common shares:

	For the nine months ended September 30, 2024 (1)
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.07	$29,218,778	$0.84	$616,848	$0.44	$77
Net realized gains	—	—	—	—	—	—
Total	$2.07	$29,218,778	$0.84	$616,848	$0.44	$77

	For the nine months ended September 30, 2023
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.83	$11,841,810	$—	$—	$—	$—
Net realized gains	—	—	—	—	—	—
Total	$1.83	$11,841,810	$—	$—	$—	$—

______________________________________

(1)
Class S commenced operations on June 1, 2024 and Class D commenced operations on August 1, 2024.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2024

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

Under the Fund’s share repurchase plan, to the extent the Fund offers to repurchase shares in any particular quarter, the Fund expects to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last business day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”).The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived at the Fund’s or Distributor’s discretion in the case of repurchase requests arising from the death, divorce or qualified disability of the holder, or due to trade or operational error. The Early Repurchase Deduction will be waived in the event that a shareholder’s shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders. The Fund commenced its initial quarterly repurchase offer on April 28, 2023. On July 31, 2024, the Fund initiated a quarterly offer to repurchase up to 5% of its shares outstanding as of June 30, 2024, commencing on July 31, 2024 and ending on August 30, 2024, with a valuation date of June 30, 2024.

The following table presents information with respect to the Fund's repurchases for the nine months ended September 30, 2024:

Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
February 29, 2024	23,540	0.2%	$24.98	March 31, 2024	$588,029	—
May 31, 2024	11,023	0.1%	$24.84	June 30, 2024	$273,818	—
August 30, 2024	112,300	0.5%	$24.77	September 30, 2024	$2,781,862	—

______________________

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Net of Early Repurchase Deduction (if any).
(3)
All repurchase requests were satisfied in full.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2024

9. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2024. No Class S shares were outstanding between January 1, 2024 and May 31, 2024. No Class D shares were outstanding between January 1, 2024 to July 31, 2024:

	Nine Months Ended September 30, 2024 (1)
	Institutional Class	Class S	Class D
Per Common Share
Per share NAV at beginning of period	$24.85	$24.95	$24.75
Investment operations: (2)
Net investment income	1.99	0.81	0.42
Net realized and unrealized gain (loss)	(0.00)	(0.14)	0.04
Total from investment operations	1.99	0.67	0.46

Dividends to common shareholders	(2.07)	(0.85)	(0.44)
Per share NAV at end of period	$24.77	$24.77	$24.77

Total return based on net asset value: (3)	8.01%	2.69%	1.86%

Shares outstanding at end of period	20,255,619	1,110,203	222
Ratios to average net asset value: (4)
Net investment income(5)	11.43%	10.84%	11.77%
Expenses before incentive fee (6)	6.28%	5.81%	5.19%
Expenses and incentive fee (7)	7.52%	6.38%	5.50%

Ending net asset value	$501,767,121	$27,501,662	$5,501
Weighted-average number of common shares	14,125,351	726,342	171

Fund-level Supplemental Data
Portfolio turnover rate	17.17%
Weighted-average debt outstanding	$176,609,489
Weighted-average interest rate on debt	7.40%
Weighted-average debt per share	$8.27

(1)
Class S commenced operations on June 1, 2024 and Class D commenced operations on August 1, 2024.
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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2024

9. Financial Highlights (Continued)

The following are the financial highlights for the nine months ended September 30, 2023:

	Nine Months Ended September 30, 2023
	Institutional Class	Class S	Class D
Per Common Share
Per share NAV at beginning of period	$23.69	$—	$—
Investment operations: (1)
Net investment income	2.27	—	—
Net realized and unrealized gain (loss)	0.86	—	—
Total from investment operations	3.13	—	—

Dividends to common shareholders	(1.83)	—	—
Per share NAV at end of period	$24.99	$—	$—

Total return based on net asset value: (2)	13.21%	—	—

Shares outstanding at end of period	7,798,773	—	—
Ratios to average net asset value: (3)
Net investment income(4)	12.82%	—	—
Expenses before incentive fee (5)	6.50%	—	—
Expenses and incentive fee (6)	6.50%	—	—

Ending net asset value	$194,911,639	$—	$—
Weighted-average number of common shares	6,421,258	—	—

Fund-level Supplemental Data
Portfolio turnover rate	17.87%
Weighted-average debt outstanding	$98,406,593
Weighted-average interest rate on debt	6.80%
Weighted-average debt per share	$12.62

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2024

10. Senior Securities

Information about the Fund's senior securities is shown in the following table for each of the last two years and the period ended September 30, 2024.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
As of September 30, 2024 (Unaudited)	$217,000,000	$3,405	—	N/A
Fiscal year 2023	156,000,000	2,510	—	N/A
Fiscal year 2022	95,000,000	2,225	—	N/A
Revolving Credit Facility
As of September 30, 2024 (Unaudited)	$—	$3,405	—	N/A

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited) (Continued)

September 30, 2024

11. Subsequent Events

On October 1, 2024, the Fund accepted $38,173,458 of additional subscriptions, to purchase $28,205,458 of additional Institutional shares, $6,968,000 of additional Class S shares and $3,000,000 of additional Class D shares, par value $0.001 per share. On October 21, 2024, the number of shares being purchased was fixed when the purchase price of $24.77 per Institutional, Class S shares and Class D shares were determined by the Fund. As a result, the Fund issued 1,138,616 Institutional shares, 281,289 Class S shares and 121,106 Class D shares and received $38,173,458 in proceeds.

On October 24, 2024, the Fund declared a regular distribution as follows:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Institutional Shares	$0.2300	$—	$0.2300
Class S Shares	0.2300	0.0175	0.2125
Class D Shares	0.2300	0.0052	0.2248

The distribution will be payable to shareholders of record at the close of business on October 30, 2024 and will be paid on November 27, 2024. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund’s distribution reinvestment plan.

On October 30, 2024, the Board of Trustees of the Fund appointed Philip Tseng to the Board of Trustees of the Fund and appointed him as Chair of the Board of Trustees, each effective as of the close of business on January 31, 2025. Mr. Tseng is a Managing Director of BlackRock, Inc. Mr. Tseng serves on the Board of Directors of BlackRock Direct Lending Corp. (“BDLC”) and BlackRock TCP Capital Corp. (“TCPC”). Mr. Tseng currently serves as President of the Fund, TCPC and BDLC. Effective as of the close of business on November 6, 2024, Mr. Tseng will cease to serve as the President of the Fund, TCPC and BDLC and will start to serve as the Chief Executive Officer of the Fund, TCPC and BDLC. Mr. Tseng also was named Chair of the Board of BDLC and TCPC, each effective as of the close of business on November 6, 2024.

On November 1, 2024, the Fund priced its private offering of $125 million aggregate principal amount of notes comprised of $70 million of 7.14% senior unsecured notes due November 18, 2027 (the “Tranche A Notes”) and $55 million of 7.33% senior unsecured notes due January 22, 2030 (the “Tranche B Notes”, and together with the Tranche A Notes, “Notes”). The Tranche A Notes are expected to be issued on or around November 18, 2024 and the Tranche B Notes are expected to be issued on or around January 22, 2025, in each case subject to customary closing conditions.

On November 4, 2024, the Fund entered into Amendment No. 1 to the Revolving Credit Facility (the “First Amendment”) with Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks from time to time parties thereto. The First Amendment increased the total revolving commitments from $75.0 million to $150.0 million, while maintaining all other terms of the Senior Secured Credit Agreement entered on April 19, 2024.

BlackRock Private Credit Fund

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

September 30, 2024

Investment	Acquisition Date
New Insights Holdings, Inc., Common Shares	7/15/2024

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as amended, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2024, approximately 94.9% of our total assets were invested in qualifying assets.

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

The Advisory Agreement provides that the management fee is calculated at an annual rate of 1.25% of the value of the Fund’s net assets at the end of the most recently completed calendar month and payable monthly in arrears. For purposes of calculating the base management fee, “net assets” means the Fund’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Fund had operations, net assets were measured as the beginning net assets as of the date on which the Fund first issued Common Shares to one or more investors (other than the Investment Adviser and its affiliates). The Investment Adviser agreed to waive its management fee for the first twelve months following the date of the commencement of the Fund’s operations.

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

Valuation of portfolio investments

Pursuant to Rule 2a-5 under the 1940 Act, which establishes requirements for determining fair value in good faith for purposes of the 1940 Act, the Fund's Board of Trustees has designated the Investment Adviser as the Fund's valuation designee (the "Valuation Designee") to perform certain fair value functions, including performing fair value determinations. As required by Rule 2a-5, the Valuation Designee provides periodic fair valuation reporting and notifications on behalf of the Fund to the Board of Trustees to facilitate the Board of Trustees' oversight duties.

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

The three-level hierarchy for fair value measurement is defined as follows:

Level 1: Quoted prices in active markets for identical assets

Level 2: Other direct and indirect observable market inputs (for example, quoted prices in inactive markets or quotes for comparable investments)

Level 3: Independent third-party valuation sources that employ significant unobservable inputs

As of September 30, 2024, none of our investments were categorized as Level 1, 29.9% were categorized as Level 2 and 70.1% were Level 3 investments valued based on valuations by independent third party sources.

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

Portfolio and investment activity

During the three months ended September 30, 2024, we invested approximately $298.9 million, comprised of new investments in 39 new portfolio companies, as well as draws made on existing commitments and payment in kind ("PIK") received on prior investments, all of which were in senior secured loans. Additionally, we received approximately $36.2 million in proceeds from sales or repayments during the three months ended September 30, 2024.

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

During the nine months ended September 30, 2024, we invested approximately $466.8 million, comprised of new investments in 55 new portfolio companies, as well as draws made on existing commitments and PIK received on prior investments, all of which were in senior secured loans. Additionally, we received approximately $91.3 million in proceeds from sales or repayments during the nine months ended September 30, 2024.

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

At September 30, 2024, our investment portfolio of $779.4 million (at fair value) consisted of 179 portfolio companies and was invested 99.9% in senior secured loans and 0.1% in equity investments. Our average portfolio company investment at fair value was approximately $4.4 million. Our largest portfolio company investment by fair value was approximately 3.2% of our portfolio and our five largest portfolio company investments by fair value comprised approximately 13.3% of our portfolio at September 30, 2024.

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

The industry composition of our portfolio at fair value at September 30, 2024 was as follows:

Industry	September 30, 2024
Software	16.4%
Professional Services	10.6
Insurance	10.2
Diversified Financial Services	9.4
Construction and Engineering	7.1
Aerospace and Defense	5.3
Internet Software and Services	4.5
IT Services	4.4
Commercial Services and Supplies	3.9
Hotels, Restaurants and Leisure	3.4
Building Products	2.9
Healthcare Providers and Services	2.3
Media	2.0
Technology Hardware, Storage and Peripherals	1.7
Health Care Technology	1.5
Capital Markets	1.5
Machinery	1.3
Pharmaceuticals	1.1
Chemicals	1.1
Real Estate Management and Development	1.0
Household Durables	1.0
Other	7.4
Totals	100.0%

The weighted average effective yield of our debt and total portfolio was 10.6% at September 30, 2024 and 11.7% at December 31, 2023. At September 30, 2024, 99.9% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, the Federal Funds Rate or PRIME Rate, and 0.1% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 82.0% at September 30, 2024. At December 31, 2023, 99.8% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, the Federal Funds Rate or PRIME Rate, and 0.2% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 90.6% at December 31, 2023. Debt investments in one portfolio company were on non-accrual status as of September 30, 2024, representing 0.0% of the portfolio at fair value and 0.0% at cost. No debt investments in the portfolio company were on non-accrual status as of December 31, 2023.

Results of operations

Investment income

Investment income totaled $20.5 million and $8.9 million, respectively, for the three months ended September 30, 2024 and 2023, all of which was attributable to interest and fees on our debt investments. The increase in investment income in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 reflects the significant increase in portfolio size as the Fund continues to ramp up.

Investment income totaled $49.2 million and $22.2 million, respectively, for the nine months ended September 30, 2024 and 2023, all of which was attributable to interest and fees on our debt investments. The increase in investment income in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 reflects the significant increase in portfolio size as the Fund continues to ramp up.

Expenses

Total net operating expenses for the three months ended September 30, 2024 and 2023 were $8.0 million and $4.2 million, respectively, comprised of $3.9 million and $2.1 million in interest and other debt expenses, $1.8 million and $0.7 million in incentive fees, $1.3 million and $0.5 million in management fees, $0.2 million and $0.3 million in administrative expenses, $0.2 million and $0.3 million in professional fees, $0.2 million and $0 in incentive fees on capital gains and $0.4 million and $0.3 million in other operating expenses, respectively. The increase in expenses in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily reflects the significant increase in portfolio size, amount of debt outstanding, and other Fund activities as the Fund continues to ramp up.

Total net operating expenses for the nine months ended September 30, 2024 and 2023 were $20.6 million and $11.2 million, respectively, comprised of $10.7 million and $5.5 million in interest and other debt expenses, $4.1 million and $2.3 million in incentive fees, $3.1 million and $1.4 million in management fees, $0.7 million and $0.9 million in administrative expenses, $0.7 million and $0.4 million in professional fees, $0.2 million and $0 in incentive fees on capital gains and $1.1 million and $0.7 million in other operating expenses, respectively. The increase in expenses in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily reflects the significant increase in portfolio size, amount of debt outstanding, and other Fund activities as the Fund continues to ramp up.

Net investment income (loss)

Net investment income was $12.5 million and $5.9 million, respectively, for the three months ended September 30, 2024 and 2023. The increase in net investment income reflects the higher investment income, partially offset by the higher operating expenses in the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Net investment income was $28.6 million and $14.7 million, respectively, for the nine months ended September 30, 2024 and 2023. The increase in net investment income reflects the higher investment income, partially offset by the higher operating expenses in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended September 30, 2024 and 2023 was $(1.1) million and $0.1 million, respectively.

Net realized gain (loss) for the nine months ended September 30, 2024 and 2023 was $(1.3) million and $0.1 million, respectively.

For the three months ended September 30, 2024 and 2023, the change in net unrealized appreciation (depreciation) was $0.9 million and $2.4 million, respectively. The change in net unrealized appreciation (depreciation) for the three months ended September 30, 2024 was primarily driven by unrealized losses across the portfolio from wider market spreads during the period. The change in net unrealized appreciation (depreciation) for the three months ended September 30, 2023 was primarily driven by unrealized gains across the portfolio from tighter market spreads.

For the nine months ended September 30, 2024 and 2023, the change in net unrealized appreciation (depreciation) was $0.9 million and $5.2 million, respectively. The change in net unrealized appreciation (depreciation) for the nine months ended September 30, 2024 was primarily driven by unrealized gains across the portfolio from tighter market spreads during the year. The change in net unrealized appreciation (depreciation) for the nine months ended September 30, 2023 was primarily driven by unrealized gains across the portfolio from tighter market spreads.

Incentive compensation

The income component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less aggregate income incentive compensation previously paid in with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 5.0% total return hurdle on daily weighted average unreturned capital contributions (the “Hurdle Rate”). The capital gains component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate realized capital gains (computed net of realized losses and net of unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid or distributed in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The capital gains component will be paid in full prior to payment of the income component. In any case, incentive compensation (including both the income and capital gains components) will only be paid to the extent the trailing twelve quarter (or if shorter, the number of calendar quarters that have occurred since commencement of the fund) total return of the Fund after incentive compensation and including such payment would equal or exceed a 5% annual total return on daily weighted average unreturned contributed capital contributions for such period. For the nine months ended September 30, 2024, $4.1 million in incentive fees were earned, comparing to $2.3 million earned and waived for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, $0.2 million incentive fees on capital gains were accrued on a liquidation basis (but not payable) under GAAP, comparing to $0 accrued for the nine months ended September 30, 2023.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax expense was incurred in the nine months ended September 30, 2024.

Net increase (decrease) in net assets resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $12.2 million and $8.4 million, respectively for the three months ended September 30, 2024 and 2023.

The net increase in net assets applicable to common shareholders resulting from operations was $28.1 million and $20.0 million, respectively for the nine months ended September 30, 2024 and 2023.

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

On September 8, 2023, the Borrower entered into Amendment No. 1 to the Credit Facility (the “Amendment”). The Amendment extended the term commitment termination date under the Credit Facility with respect to term commitments entered into on the closing date to December 8, 2023. On December 15, 2023, the Borrower entered into Amendment No. 2 to the Credit Facility (the "Second Amendment"). The Second Amendment increased the total revolving commitments from $50.0 million to $75.0 million, increased total term commitments from $150.0 million to $225.0 million, and increased the facility margin level applicable to the borrower. The Credit Facility includes usual and customary events of default for credit facilities of this nature. Borrowings under the Credit Facility are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act. As of September 30, 2024, there was $217.0 million drawn on the Credit Facility.

On April 19, 2024, the Fund entered into a Senior Secured Credit Agreement for a $75 million revolving credit facility (the “Revolving Credit Facility”) with Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks from time to time parties thereto. The Revolving Credit Facility matures on April 19, 2029 and generally bears interest at either (i) term SOFR plus a credit spread adjustment plus margin of 2.00% or 1.875% per annum or (ii) the prime rate plus a margin of 2.00% or 1.875% per annum, in each case subject to certain conditions. The Fund may elect either the term SOFR or prime rate at the time of drawdown. The Revolving Credit Facility will be guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). The Revolving Credit Facility is secured by substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions. Under the Revolving Credit Facility, the Fund is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The Revolving Credit Facility includes usual and customary events of default for credit facilities of this nature. As of September 30, 2024, there were no outstanding loans on the Revolving Credit Facility.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. After obtaining shareholder approval by written consent on March 16, 2022, the Fund’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of September 30, 2024, the Fund's asset coverage ratio was 341%.

Net cash used in operating activities for the nine months ended September 30, 2024 was $308.5 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $334.8 million, and net investment income (net of non-cash income and expenses) of approximately $26.3 million.

Net cash provided by financing activities was $311.4 million for the nine months ended September 30, 2024, consisting primarily of $259.9 million in proceeds from share issuances, $61.0 million in credit facility draws (net of repayments), offset by $7.4 million dividends paid in cash to shareholders, $1.2 million payments of debt issuance costs and $0.9 million payments of repurchased shares.

At September 30, 2024, we had $23.3 million in cash and cash equivalents.

Share Transactions

The following table summarizes transactions in Common Shares for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, (1)
	2024		2023
	Shares	Amount	Shares	Amount
Institutional Class
Subscriptions	9,828,247	$244,223,463	2,389,554	$58,353,818
Share transfers between classes	—	—	—	—
Distributions reinvested	853,451	21,225,456	440,643	10,721,128
Share Repurchases	(34,563)	(861,847)	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	10,647,135	$264,587,072	2,830,197	$69,074,946

Class S
Subscriptions	1,110,203	27,575,000	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Share Repurchases	—	—	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	1,110,203	27,575,000	—	—

Class D
Subscriptions	222	5,500	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	—	—	—	—
Share Repurchases	—	—	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	222	5,500	—	—

______________________

(1)
Class S commenced operations on June 1, 2024 and Class D commenced operations on August 1, 2024.

The following table presents information with respect to the Fund's repurchases for the nine months ended September 30, 2024:

Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
February 29, 2024	23,540	0.2%	$24.98	March 31, 2024	$588,029	—
May 31, 2024	11,023	0.1%	$24.84	June 30, 2024	$273,818	—
August 30, 2024	112,300	0.5%	$24.77	September 30, 2024	$2,781,862	—

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

On June 3, 2022, the Fund entered into the Credit Facility, a $200 million revolving credit facility that matures on June 3, 2032 and generally bears interest at a floating rate. On September 8, 2023, the Borrower entered into Amendment No. 1 to the Credit Facility. The Amendment extended the term commitment termination date under the Credit Facility with respect to term commitments entered into on the closing date to December 8, 2023. On December 15, 2023, the Borrower entered into Amendment No. 2 to the Credit Facility. The Second Amendment increased the total revolving commitments from $50.0 million to $75.0 million, increased total term commitments from $150.0 million to $225.0 million, and increased the facility margin level applicable to the borrower. The Credit Facility includes usual and customary events of default for credit facilities of this nature. As of September 30, 2024, there was $217.0 million drawn on the Credit Facility.

On April 19, 2024, the Fund entered into the Revolving Credit Facility that matures on April 19, 2029 and generally bears interest at either (i) term SOFR plus a credit spread adjustment plus margin of 2.00% or 1.875% per annum or (ii) the prime rate plus a margin of 2.00% or 1.875% per annum, in each case subject to certain conditions. The Fund may elect either the term SOFR or prime rate at the time of drawdown. The Revolving Credit Facility includes usual and customary events of default for credit facilities of this nature. As of September 30, 2024, there were no outstanding loans on the Revolving Credit Facility.

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

Institutional Class Shares

The following tables summarize the Fund’s dividends declared and paid for the Institutional Class shares nine months ended September 30, 2024 and 2023:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 26, 2024	January 30, 2024	February 27, 2024	Regular	$0.23	$2,348,876
February 23, 2024	February 28, 2024	March 27, 2024	Regular	0.23	2,471,608
March 26, 2024	March 28, 2024	April 26, 2024	Regular	0.23	2,572,189
April 24, 2024	April 29, 2024	May 29, 2024	Regular	0.23	2,817,179
May 24, 2024	May 30, 2024	June 26, 2024	Regular	0.23	2,983,344
June 26, 2024	June 27, 2024	July 29, 2024	Regular	0.23	3,183,325
July 26, 2024	July 30, 2024	August 28, 2024	Regular	0.23	3,812,774
August 23, 2024	August 29, 2024	September 26, 2024	Regular	0.23	4,370,691
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.23	4,658,792
				$2.07	$29,218,778

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 30, 2023	January 30, 2023	February 27, 2023	Regular	$0.17	$890,298
February 15, 2023	February 22, 2023	March 27, 2023	Regular	0.18	1,012,545
March 24, 2023	March 29, 2023	April 26, 2023	Regular	0.20	1,181,081
April 25, 2023	April 27, 2023	May 26, 2023	Regular	0.21	1,304,322
May 26, 2023	May 30, 2023	June 27, 2023	Regular	0.21	1,340,292
June 30, 2023	June 30, 2023	July 26, 2023	Regular	0.21	1,379,449
July 27, 2023	July 28, 2023	August 28, 2023	Regular	0.21	1,429,513
August 31, 2023	August 30, 2023	September 26, 2023	Regular	0.22	1,588,580
September 29, 2023	September 29, 2023	October 26, 2023	Regular	0.22	1,715,730
				$1.83	$11,841,810

Class S Shares

The following table summarizes the Fund's dividends declared for the Class S shares nine months ended September 30, 2024. No Class S shares were outstanding for the nine months ended September 30, 2023.

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
June 26, 2024	June 27, 2024	July 29, 2024	Regular	$0.23	$0.21	$68,922	$63,626
July 26, 2024	July 30, 2024	August 28, 2024	Regular	0.23	0.21	142,491	131,591
August 23, 2024	August 29, 2024	September 26, 2024	Regular	0.23	0.21	201,157	185,825
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.23	0.21	255,347	235,807
				$0.92	$0.84	$667,917	$616,848

Class D Shares

The following table summarizes the Fund's dividends declared for the Class D shares nine months ended September 30, 2024. No Class D shares were outstanding for the nine months ended September 30, 2023.

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
August 23, 2024	August 29, 2024	September 26, 2024	Regular	$0.23	$0.22	$28	$27
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.23	0.22	51	50
				$0.46	$0.44	$79	$77

_____________________________________________

(1)
Class D commenced operations on August 1, 2024.

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

Recent Developments

On October 1, 2024, the Fund accepted $38,173,458 of additional subscriptions, to purchase $28,205,458 of additional Institutional shares, $6,968,000 of additional Class S shares and $3,000,000 of additional Class D shares, par value $0.001 per share. On October 21, 2024, the number of shares being purchased was fixed when the purchase price of $24.7717 per Institutional, Class S shares and Class D shares were determined by the Fund. As a result, the Fund issued 1,138,616 Institutional shares, 281,289 Class S shares and 121,106 Class D shares and received $38,173,458 in proceeds.

On October 24, 2024, the Fund declared a regular distribution as follows:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Institutional Shares	$0.2300	$—	$0.2300
Class S Shares	0.2300	0.0175	0.2125
Class D Shares	0.2300	0.0052	0.2248

The distribution will be payable to shareholders of record at the close of business on October 30, 2024 and will be paid on November 27, 2024. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund’s distribution reinvestment plan.

On October 30, 2024, the Board of Trustees of the Fund appointed Philip Tseng to the Board of Trustees of the Fund and appointed him as Chair of the Board of Trustees, each effective as of the close of business on January 31, 2025. Mr. Tseng is a Managing Director of BlackRock, Inc. Mr. Tseng serves on the Board of Directors of BlackRock Direct Lending Corp. (“BDLC”) and BlackRock TCP Capital Corp. (“TCPC”). Mr. Tseng currently serves as President of the Fund, TCPC and BDLC. Effective as of the close of business on November 6, 2024, Mr. Tseng will cease to serve as the President of the Fund, TCPC and BDLC and will start to serve as the Chief Executive Officer of the Fund, TCPC and BDLC. Mr. Tseng also was named Chair of the Board of BDLC and TCPC, each effective as of the close of business on November 6, 2024.

On November 1, 2024, the Fund priced its private offering of $125 million aggregate principal amount of notes comprised of $70 million of 7.14% senior unsecured notes due November 18, 2027 (the “Tranche A Notes”) and $55 million of 7.33% senior unsecured notes due January 22, 2030 (the “Tranche B Notes”, and together with the Tranche A Notes, “Notes”). The Tranche A Notes are expected to be issued on or around November 18, 2024 and the Tranche B Notes are expected to be issued on or around January 22, 2025, in each case subject to customary closing conditions.

On November 4, 2024, the Fund entered into Amendment No. 1 to the Revolving Credit Facility (the “First Amendment”) with Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks from time to time parties thereto. The First Amendment increased the total revolving commitments from $75.0 million to $150.0 million, while maintaining all other terms of the Senior Secured Credit Agreement entered on April 19, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2024, 99.9% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2024, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 82.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2024, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$17,106,460	$0.80
Up 200 basis points	11,404,306	0.53
Up 100 basis points	5,702,153	0.27
Down 100 basis points	(5,702,153)	(0.27)
Down 200 basis points	(11,404,306)	(0.53)
Down 300 basis points	(17,106,460)	(0.80)

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

Part II – Other Information

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of September 30, 2024, we are currently not a party to any pending material legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Refer to our Current Reports on Form 8-K filed with the SEC on January 26, 2024, February 23, 2024, March 27, 2024, April 24, 2024, May 24, 2024, June 26, 2024, July 26, 2024, August 26, 2024 and September 25, 2024 for information about unregistered sales of our equity securities during the quarter.

The following table presents information with respect to the Fund's repurchases for the nine months ended September 30, 2024:

Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
February 29, 2024	23,540	0.2%	$24.98	March 31, 2024	$588,029	—
May 31, 2024	11,023	0.1%	$24.84	June 30, 2024	$273,818	—
August 30, 2024	112,300	0.5%	$24.77	September 30, 2024	$2,781,862	—

______________________

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Net of Early Repurchase Deduction (if any).
(3)
All repurchase requests were satisfied in full.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Trust of the Registrant(1)
3.2	Amended and Restated Agreement and Declaration of Trust of the Registrant(1)
3.3	Second Amended and Restated Agreement and Declaration of Trust of the Registrant(2)
3.4	Third Amended and Restated Agreement and Declaration of Trust of the Registrant(3)
3.5	Fourth Amended and Restated Agreement and Declaration of Trust of the Registrant(4)
3.6	Bylaws of the Registrant(2)
3.7	Amended and Restated Bylaws of the Registrant(2)
3.8	Second Amended Restated Bylaws of the Registrant (6)
10.1	Second Amended and Restated Advisory Agreement*
10.2	Amended and Restated Distribution and Shareholder Servicing Plan of Registrant(5)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(6)
Previously filed with the Registrant’s Form 8-K dated as of August 2, 2024 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock Private Credit Fund

Date: November 6, 2024	By:	/s/ Rajneesh Vig
	Name:	Rajneesh Vig
	Title:	Trustee and Chief Executive Officer

Date: November 6, 2024	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer