Form 10-K
period 2024-12-31
BlackRock Private Credit Fund
filed 2025-02-28
CIK 1902649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of December 31, 2024, there was no established public market for the Registrant's shares of common stock.

The number of shares of Registrant’s common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding as of February 28, 2025 was 27,170,717, 2,291,904 and 140,556 of Institutional Class, Class S and Class D Common Shares, respectively.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2025 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK PRIVATE CREDIT FUND

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

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

Summary of Risk Factors

The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A of this Annual Report on Form 10-K and the other reports and documents filed by us with the Securities and Exchange Commission ("SEC").

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
•
Economic recessions or downturns could impact our portfolio companies and harm our operating results.
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

Risks Related to the Fund's Regulation and Operation as a Business Development Company ("BDC")

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

The Fund has elected to be treated for federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Fund will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

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

Due Diligence

The foundation of BlackRock’s investment process is intensive investment research and analysis by the Firm’s experienced investment professionals. A majority of the Investment Adviser’s leadership team has worked together for more than 12 years at BlackRock and their predecessor firm Tennenbaum Capital Partners, LLC; collectively, they possess a level of direct lending investing experience that is difficult to replicate. In addition to the abundant internal relationships and resources available through BlackRock’s global platform, its in-house knowledge is supplemented with industry experts with direct senior-level management experience in the sectors it targets. The process of rigorously and comprehensively analyzing issuers of securities or loans includes a quantitative and qualitative assessment of the company’s business, an evaluation of its management, business strategy, industry trends, and an in-depth examination of the company’s capital structure, financial results and projections. BlackRock’s due diligence process includes:

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

Environmental, Social and Governance (“ESG”) Integration

Although the Fund does not seek to implement a specific sustainability objective, strategy or process unless disclosed in the Prospectus, Fund management will consider ESG factors as part of the investment process for the Fund. Fund management views ESG integration as the practice of incorporating financially material ESG data or information into investment processes with the objective of enhancing risk-adjusted returns. These ESG considerations will vary depending on a fund’s particular investment strategies and may include consideration of third-party research as well as consideration of proprietary research of the Advisor across the ESG risks and opportunities regarding an issuer. The ESG characteristics utilized in the Fund’s investment process are anticipated to evolve over time and one or more characteristics may not be relevant with respect to all issuers that are eligible for investment. Certain of these considerations may affect the Fund’s exposure to certain companies or industries. While Fund management views ESG considerations as having the potential to contribute to the Fund’s long-term performance, there is no guarantee that such results will be achieved.

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

The Fund may acquire securities issued by other investment companies in accordance with the limits of the 1940 Act and the rules and regulations promulgated thereunder. The Fund generally may acquire up to 3% of the voting stock of any investment company, may invest in up to 5% of the value of its total assets in the securities of one investment company and may invest up to 10% of the value of its total assets in the securities of more than one investment company. Subject to certain exemptive rules, including Rule 12d1-4, the Fund may, subject to certain conditions, invest in other investment companies in excess of such thresholds. With regard to that portion of the Fund’s portfolio invested in securities issued by investment companies, it should be noted that such investments might indirectly subject shareholders to additional expenses as they will indirectly be responsible for the costs and expenses of such companies. None of the Fund’s investment policies are fundamental and any may be changed without shareholder approval.

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

Other. We will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the Exchange Act.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. While certain of these requirements are not applicable to the Fund (see “JOBS Act”), many of these requirements affect the Fund. For example:

•
Pursuant to Rule 13a-14 of the Exchange Act, the Fund’s Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in the Fund’s periodic reports;
•
Pursuant to Item 307 of Regulation S-K, the Fund’s periodic reports must disclose the Fund’s conclusions about the effectiveness of disclosure controls and procedures;

•
Pursuant to Rule 13a-15 of the Exchange Act, Fund management must prepare a report regarding its assessment of internal control over financial reporting; and
•
Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, the Fund’s periodic reports must disclose whether there were significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

U.S. Federal Income Tax Matters

The following is a summary of U.S. federal income tax considerations generally applicable to a shareholder who purchases Common Shares in an offering pursuant to our effective registration statement. This summary reflects applicable income tax laws of the United States as of the date of this 10-K, which are subject to change by legislative, judicial or administrative action, and any change may be retroactive. The discussion does not purport to deal with all of the U.S. federal income tax consequences applicable to the Fund, or which may be important to particular shareholders in light of their individual investment circumstances or to shareholders subject to special tax rules, such as shareholders subject to the alternative minimum tax, financial institutions, broker-dealers, insurance companies, tax-exempt organizations, a shareholder whose “functional currency” is not the U.S. dollar, persons who have elected mark-to-market treatment for their Common Shares, partnerships or other pass-through entities, persons holding common stock in connection with a hedging, straddle, conversion or other integrated transaction, persons engaged in a trade or business in the United States or persons who have ceased to be U.S. citizens or to be taxed as resident aliens. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. This discussion assumes that the shareholder holds its common stock as a capital asset for U.S. federal income tax purposes (generally, assets held for investment). No attempt is made to present a detailed explanation of all U.S. federal income tax aspects affecting the Fund and the Fund’s stockholders, and the discussion set forth herein does not constitute tax advice. No ruling has been or will be sought from the Internal Revenue Service (the “IRS”) regarding any matter discussed herein. No assurance can be given that the IRS would not assert, or that a court would not sustain, a position contrary to any of the tax aspects set forth below.

In view of the complexity of the tax matters relating to the Fund, the tax consequences of an investment in the Common Shares will depend on the investor’s particular situation. Stockholders are urged to consult their tax advisors to determine the U.S. federal, state, local and foreign tax consequences to them of investing in the Common Shares.

Taxation of the Fund

The Fund has elected and expects to qualify annually to be taxed as a RIC under the Code. To qualify as a RIC, the Fund must, among other things, (a) qualify to be treated as a business development company or be registered as a management investment company under the 1940 Act at all times during the taxable year; (b) derive in each taxable year at least 90 percent of its gross income from dividends, interest (including tax-exempt interest), payments with respect to certain securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, other income (including but not limited to gain from options, futures and forward contracts) derived with respect to the Fund’s business of investing in stock, securities or currencies, or net income derived from an interest in a “qualified publicly traded partnership” (a “QPTP”); and (c) diversify the Fund’s holdings so that, at the end of each quarter of each taxable year (i) at least 50 percent of the market value of the Fund’s total assets is represented by cash and cash items, U.S. Government securities, the securities of other regulated investment companies and other securities, with other securities limited, in respect of any one issuer, to an amount not greater than five percent of the value of the Fund’s total assets and not more than 10 percent of the outstanding voting securities of such issuer, and (ii) not more than 25 percent of the market value of the Fund’s total assets is invested in the securities (other than U.S. Government securities and the securities of other RICs) (A) of any issuer, (B) of any two or more issuers that the Fund controls and that are determined to be engaged in the same business or similar or related trades or businesses, or (C) of one or more QPTPs. The Fund may generate certain income that might not qualify as good income for purposes of the 90% annual gross income requirement described above. The Fund will monitor its transactions to endeavor to prevent its disqualification as a RIC.

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

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by the Fund. To avoid this tax, the Fund must distribute (or be deemed to have distributed) during each calendar year an amount equal to the sum of:

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

As a RIC, the Fund is permitted to carry forward a net capital loss realized in a taxable year to offset its capital gain, if any, realized in future years. If future capital gain is offset by carried forward capital losses, such future capital gain is not subject to fund-level U.S. federal income tax, regardless of whether it is distributed to shareholders. A RIC cannot carry back or carry forward any net operating losses.

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

If the Fund purchases shares in a “passive foreign investment company” (a “PFIC”), the Fund may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by the Fund to shareholders. Additional charges in the nature of interest may be imposed on the Fund in respect of deferred taxes arising from such distributions or gains. If the Fund invests in a PFIC and elects to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, the Fund will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to the Fund. Alternatively, the Fund can elect to mark-to-market at the end of each taxable year the Fund’s shares in a PFIC; in this case, the Fund will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. The Fund’s ability to make either election will depend on factors beyond its control. Under either election, the Fund may be required to recognize in a year income in excess of the Fund’s distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% excise tax.

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

For taxable years beginning before January 1, 2026, properly reported dividends paid by the Fund that are attributable to the Fund’s “qualified REIT dividends” (generally, ordinary income dividends paid by a “real estate investment trust,” not including capital gain dividends or dividends treated as qualified dividend income) may be eligible for the 20% deduction described in Section 199A of the Code in the case of non-corporate U.S. Shareholders, provided that certain holding period and other requirements are met by the shareholder and the Fund. There can be no assurance as to what portion, if any, of the Fund’s distributions will qualify for such deduction. Subject to any further regulatory guidance to the contrary, any distribution attributable to income from the Fund’s investments in publicly traded partnerships, if any, will not qualify for the 20% deduction that could be available to non-corporate shareholder were the shareholder to own such partnership interests directly.

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

Accordingly, for so long as any class of our Common Shares are not considered “publicly-offered securities” within the meaning of the Plan Asset Regulations, the Fund intends to limit Benefit Plan Investor investments in our Common Shares so that holdings by Benefit Plan Investors are not “significant” within the meaning of the Plan Asset Regulations. In this regard, until such time as each class of our Common Shares constitutes “publicly-offered securities” within the meaning of the Plan Asset Regulations we may require any person proposing to acquire Common Shares to furnish such information as may be necessary to determine whether such person is a Benefit Plan Investor or a Controlling Person and (ii) we will have the power to (a) exclude any shareholder or potential shareholder from purchasing or transferring Common Shares; (b) prohibit any redemption of Common Shares; and (c) redeem some or all Common Shares held by any shareholder if, and to the extent that, our Board of Trustees determines that there is a substantial risk that such shareholder’s purchase, ownership transfer or redemption of Common Shares would result in our assets being characterized as plan assets for purposes of the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, and all Common Shares of the Fund shall be subject to such terms and conditions.

Advisory Agreement

BlackRock Capital Investment Advisors, LLC is located at 50 Hudson Yards, New York, New York, 10001. The Investment Adviser is registered as an investment adviser under the Advisers Act. The Investment Adviser is a wholly-owned subsidiary of BlackRock, Inc. BlackRock is the world’s largest publicly traded investment management firm, with $11.6 trillion of assets under management as of December 31, 2024. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of equity, fixed income, real estate, cash management and alternative investment products. BlackRock serves clients in North and South America, Europe, Asia, Australia, Africa and the Middle East. Headquartered in New York, BlackRock maintains offices in over 30 countries, including 25 primary investment centers. BlackRock’s institutional knowledge includes proprietary valuation techniques, market outlook, competitive evaluation and structuring and operational expertise. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to a growing number of institutional investors. Through BlackRock Solutions®, BlackRock provides risk management and advisory services that combine capital markets expertise with internally-developed systems and technology.

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

1 Represents 5.0% annualized total return hurdle.

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

Board Approval of the Advisory Agreement

Our Board, including our Independent Trustees, approved the continuation of the Advisory Agreement for an additional one-year period at a meeting held on October 30, 2024. In reaching a decision to approve the Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:

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

Board Approval of the Sub-Advisory Agreement

Our Board, including our Independent Trustees, approved the continuation of the Sub-Advisory Agreement for an additional one-year period at a meeting held on October 30, 2024. In reaching a decision to approve the Sub-Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:

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

During each of the 36 months following the commencement of the Fund’s operations, we will reimburse the Investment Adviser for any and all Expense Payments incurred by the Investment Adviser under the Expense Support Agreement to the extent that our annual Operating Expenses (as defined below) do not exceed 1.25% of the value of our net assets, calculated monthly based on month-end net assets. For the year ended December 31, 2024, the Fund’s annual operating expenses did not exceed 1.25% of the value of the Fund’s net assets, and the Fund is therefore obligated to reimburse the Investment Adviser for such portion of Expense Payments incurred by the Investment Adviser under the Expense Support Agreement. Organizational and offering expenses reimbursed by the Fund in the aggregate will not exceed 1.50% of the proceeds of this offering. Any payments required to be made by the Fund shall be referred to herein as a “Reimbursement Payment.” “Operating Expenses” for purposes of the Fee Waiver and Expense Support and Reimbursement Agreement means all annual operating expenses of the Fund incurred in the ordinary course of business, excluding offering costs incurred by the Fund, interest expense and other financing costs, portfolio transaction and other investment-related costs, base management fee and incentive fee payable pursuant to the Advisory Agreement, shareholder servicing and/or distribution fees, taxes and any other extraordinary expenses not incurred in the ordinary course of business (including, without limitation, litigation expenses).

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

Share Repurchase Program

At the discretion of our Board of Trustees, the Fund is conducting a share repurchase program in which the Fund is repurchasing, in each quarter, up to 5% of the Fund’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Fund does not intend to commence a share repurchase offer during any calendar quarter for which the Fund’s liquid assets are less than 25% of the Fund’s net assets plus available and undrawn leverage as of the date of the most recent publicly available NAV prior to the commencement of such calendar quarter. In addition, the Fund’s Board of Trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in the Fund’s best interest and the best interest of the Fund’s shareholders. As a result, share repurchases may not be available each quarter. The Fund conducts such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by the Fund pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

The following table presents information with respect to the Fund's repurchases for the year ended December 31, 2024:

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
January 31, 2024	February 29, 2024	23,540	0.2%	$24.98	March 31, 2024	$588,036	—
April 30, 2024	May 31, 2024	11,023	0.1%	$24.84	June 30, 2024	$273,818	—
July 31, 2024	August 30, 2024	112,301	0.5%	$24.77	September 30, 2024	$2,781,862	—
October 31, 2024	November 29, 2024	56,295	0.2%	$24.79	December 31, 2024	$1,393,661	—

______________________

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Net of Early Repurchase Deduction (if any).
(3)
All repurchase requests were satisfied in full.

If during any consecutive four-quarter period (each, a “Four Quarter Period”), there is not at least one quarter in which the Fund fully accepts all properly submitted tenders in a repurchase offer, the Investment Adviser intends to recommend that the Board approve a plan pursuant to which the Fund will not make any new investments (excluding investment in any transactions for which there are binding written agreements (including investments funded in phases), follow-on investments made in existing portfolio companies, revolver or credit facility, letter of credit or similar credit support drawdowns, and obligations under any existing Fund guarantee and except as necessary for the Fund to (i) preserve its status as a RIC under the Code and as a BDC, (ii) repay indebtedness to allow for distributions or (iii) comply with applicable law) and will use all “capital available for investing” to accept properly submitted tenders until such time that all properly submitted tenders in any one repurchase offer have been fully accepted; provided that the Investment Adviser does not intend to make such recommendations to the Board if the Fund has, during such Four Quarter Period, accepted repurchase offers for at least (i) 5% of the aggregate Common Shares outstanding (either by number of shares or aggregate NAV) in each of the quarters in such Four Quarter Period or (ii) the equivalent aggregate percentage (i.e. 20%) of Common Shares outstanding (either by number of shares or aggregate NAV) during such Four Quarter Period.

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

If, during any Four Quarter Period, there is not at least one quarter in which the Fund fully accepts all properly submitted tenders in a repurchase offer, then beginning at the end of such Four Quarter Period the Investment Adviser will defer its incentive fee until all properly submitted tenders in any one repurchase offer have been accepted, after which such deferred incentive fee will become payable and no further incentive fee amounts will be required to be deferred; provided that the Investment Adviser is not required to defer its incentive fee if the Fund has, during such Four Quarter Period, accepted repurchase offers for at least (i) 5% of the aggregate Common Shares outstanding (either by number of shares or aggregate NAV) in each of the quarters in such Four Quarter Period or (ii) the equivalent aggregate percentage (i.e. 20%) of Common Shares outstanding (either by number of shares or aggregate NAV) during such Four Quarter Period.

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

We are not required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404, and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Fund.

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

The Fund will be and will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) in which the Fund has total annual gross revenue of at least $1.235 billion, or (ii) in which the Fund is deemed to be a large accelerated filer, and (b) the date on which the Fund issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as the Fund remains an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. The Fund cannot predict if investors will find the Fund’s shares less attractive because the Fund will rely on some or all of these exemptions. If some investors find the Fund’s shares less attractive as a result, there may be a less active trading market for the Fund’s shares and the Fund’s share price may be more volatile.

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

Various social and political tensions in the United States and around the world may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets and may cause further economic uncertainties in the United States and worldwide. In particular, the consequences of the conflict between Russia and Ukraine and the ongoing conflict between Israel and Hamas, including international sanctions, the potential impact on inflation and increased disruption to supply chains may impact our portfolio companies. Such consequences also may increase our funding cost or limit our access to the capital markets. The Advisers do not know when or for how long the financial markets will be affected by such events and cannot predict the effects of any such events in the future on the U.S. economy and securities markets.

The current political climate has intensified concerns about a potential trade war between China and the U.S., as each country has imposed tariffs on the other country’s products, with additional tariffs under the new administration in the U.S. also under discussion. These actions may trigger a significant reduction in international trade, the oversupply of certain manufactured goods, substantial price reductions of goods and possible failure of individual companies and/or large segments of China’s export industry, which could have a negative impact on our performance. U.S. companies that source material and goods from China and those that make large amounts of sales in China would be particularly vulnerable to an escalation of trade tensions. Uncertainty regarding the outcome of the trade tensions and the potential for a trade war could cause the U.S. dollar to decline against safe haven currencies, such as the Japanese yen and the euro. Events such as these and their consequences are difficult to predict and it is unclear whether further tariffs may be imposed or other escalating actions may be taken in the future. Any of these effects could have a material adverse effect on our business, financial condition and results of operations.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. For example, more significant tariffs have been proposed by the new administration in the U.S., although it is not possible to predict the extent or focus of any such tariffs at this time. As a result, there remains uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Inflationary pressures have been elevated in recent years, and there is a risk of the economy entering a recession.

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

We are in the midst of significant market, economic and geopolitical uncertainty and instability and an investment environment that has recently undergone rapid change. Investing in highly volatile environments presents certain inherent risks, including reduced market liquidity and increased credit risk, as well as less certainty in core assumptions in respect of a particular investment or an investment strategy as a whole. While such investment environments provide the opportunity for significant returns, they also present significant risks, many of which cannot be predicted, managed or hedged against. Beginning in the fourth quarter of 2008, world financial markets experienced extraordinary market conditions, including, among other things, extreme losses and volatility in securities markets and the dislocation of credit markets. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these European Union “peripheral nations” to continue to service their sovereign debt obligations. Despite assistance packages to Greece, Ireland and Portugal, the creation of a joint European Union-International Monetary Fund European Financial Stability Facility in May 2010, and expanded financial assistance to Greece, uncertainty over the outcome of the European Union governments’ financial support programs and worries about sovereign finances persist. During 2011, a variety of macro and micro economic factors contributed to instability in the financial markets in the U.S. and in other jurisdictions worldwide. These factors include, but are not limited to, certain downgrades by credit agencies of sovereign debt and credit ratings, including the downgrade by Standard and Poor’s of the credit rating of the United States, strained political processes relating to the market for sovereign debt, fluctuations in prices for certain commodities and concerns about economic growth and political stability. The shock to the global financial markets and the resulting instability in the developed global economies have increased the volatility of asset values and the risks of doing business generally, both of which are expected to continue in the short, medium and long terms.

The already challenged global economic and political environment may be adversely affected by events outside the Fund’s control, such as changes in government policies, directives in the credit sector and other areas, the impact of new and ongoing pandemics, epidemics or outbreaks of infections disease, increases in sovereign debt, political instability, terrorist attacks, social unrest and rioting or military action affecting areas abroad and taxation and other political, economic or social developments in or affecting the world. Policymakers in many advanced economies have publicly acknowledged the need to urgently adopt credible strategies to contain public debt and excessive fiscal deficits and later bring them down to more sustainable levels. The implementation of these policies may restrict economic recovery.

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

To the extent any portion of the Fund’s investments may be in securities of non-U.S. portfolio companies in order to provide diversification or to complement the Fund’s U.S. investments, the Fund may be exposed to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks may be more pronounced for portfolio companies located or operating primarily in emerging markets, whose economies, markets and legal systems may be less developed. The consequences of the conflict between Russia and Ukraine and the conflict between Israel and Hamas, including international sanctions, the potential impact on inflation and increased disruption to global trade may exacerbate these risks.

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

A portion of the Fund’s investments will consist of securities that are subject to restrictions on resale by the Fund for reasons including that they were acquired in a “private placement” transaction or that the Fund is deemed to be an affiliate of the issuer of such securities. Generally, the Fund will be able to sell such securities without restriction to other large institutional investors but may be restrained in its ability to sell them to other investors. If restricted securities are sold to the public, the Fund may be deemed to be an underwriter or possibly a controlling person with respect thereto for the purposes of the Securities Act and be subject to liability as such under the Securities Act.

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

Rule 18f-4 under the 1940 Act requires BDCs that use derivatives to comply with a value-at-risk leverage limit, implement a derivatives risk management program and satisfy testing requirements and requirements related to board reporting. These requirements apply unless the

BDC qualifies as a “limited derivatives user,” as defined under Rule 18f-4. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit the Fund’s ability to use derivatives and/or enter into certain other financial contracts.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of leverage at December 31, 2024, which represented borrowings equal to 35.4% of our total assets. On such date, we also had $1,102.5 million in total assets; $1,040.4 million in total investments; an average cost of funds of 6.6% based on contractual terms at December 31, 2024; $390.0 million aggregate principal amount of debt outstanding; and $651.2 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our investment portfolio at December 31, 2024 to obtain an assumed return to us. From this amount, interest expense (calculated by multiplying the weighted-average interest rate of 6.6% by the $390.0 million of debt) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2024 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may vary.

Assumed Return on Portfolio (Net of Expenses Other than Interest)	-10.0%	-5.0%	0.0%	5.0%	10.0%
Corresponding Return to Common Shareholders	-19.9%	-12.0%	-4.0%	4.0%	12.0%

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

The Fund may on occasion experience errors with respect to trades placed on its behalf by the Advisers. An error is generally compensable from the Advisers to the Fund when it is a mistake (whether an action or inaction) in which the Advisers have, in the Advisers’ reasonable view, deviated from the applicable standard of care in managing the Fund’s assets.

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

For example, the financial markets recently experienced volatility in connection with concerns that some banks, especially small and regional banks, may have significant investment-related losses that might make it difficult to find demands to withdraw deposits and other liquidity needs. This and similar developments could in the future lead to further rules and regulations for public companies, banks, financial institutions and other participants in the U.S. and global capital markets, including business development companies such as us, and complying with the requirements of any such rules or regulations may be burdensome. Even if not adopted, evaluating and responding to any such proposed rules or regulations could results in increased costs and require significant attention from our Investment Adviser.

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

In addition, the rules dealing with the U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The effect of any changes to such rules is uncertain, both in terms of the direct effect on the taxation of an investment in the Fund's shares and their indirect effect on the value of the Fund's assets, the Fund's shares or market conditions generally.

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

Various social and political tensions around the world may contribute to increased market volatility, may have long-term effects on the worldwide financial markets and may cause further economic uncertainties worldwide. In particular, the consequences of the conflict between Russia and Ukraine and the conflict between Israel and Hamas, including international sanctions, the potential impact on inflation and increased disruption to supply chains may impact our portfolio companies. Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and the Fund’s investments may not keep pace with inflation, which may result in losses to shareholders. If inflation increases, the real value of our shares and dividends therefore may decline. In addition, during any periods of rising inflation, interest rates of any debt securities issued by the Fund would likely increase, which would tend to further reduce returns to shareholders. This risk is greater for fixed-income instruments with longer maturities.

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

The deterioration of the sovereign debt of several countries, together with the risk of contagion to other, more stable, countries, exacerbated the global economic crisis. There is a continued possibility that Eurozone countries could be subject to an increase in borrowing costs. This situation as well as the United Kingdom’s withdrawal from the EU have raised a number of uncertainties regarding the stability and overall standing of the European Economic and Monetary Union. The departure or risk of departure from the Euro by one or more Eurozone countries could lead to the reintroduction of national currencies in one or more Eurozone countries or, in more extreme circumstances, the possible dissolution of the Euro entirely. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of the Fund’s investments. Shareholders should carefully consider how any potential changes to the Eurozone and European Union may affect their investment in the Fund.

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

Proxy Voting. The Board of Trustees has delegated to the Investment Adviser discretion with respect to voting and consent rights of the assets of the Fund. Consistent with applicable rules under the Advisers Act, BlackRock has adopted and implemented written proxy voting policies and procedures with respect to individual securities held by the Fund that are reasonably designed: (i) to ensure that proxies are voted, consistent with its fiduciary obligations, in the best interests of Client Accounts under the circumstances over time; and (ii) to prevent conflicts of interest from influencing proxy voting decisions made on behalf of clients. Nevertheless, when votes are cast in accordance with BlackRock’s proxy voting policy and in a manner that BlackRock believes to be consistent with its fiduciary obligations, actual proxy voting decisions made on behalf of one Client Account may have the effect of favoring or harming the interests of other Client Accounts, including the Fund. With respect to the Fund, the Investment Adviser has adopted the BlackRock Active Investment Stewardship--Global Engagement and Voting Guidelines (the "Proxy Voting Policies and Procedures"). Shareholders may receive a copy of the Proxy Voting Policies and Procedures upon request, and may also obtain a copy at: http://www.blackrock.com/corporate/en-us/about-us/responsible-investment/responsible-investment-reports.

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

BlackRock Financial Management, Inc., our Administrator and an affiliate of the Advisers, has purchased our Common Shares, and as of December 31, 2024 holds approximately 20.0% of our outstanding common shares. The Advisers, our Administrator and their affiliates may purchase our Common Shares in the future. The Advisers, our Administrator and their affiliates will not acquire Common Shares with the intention to resell or re-distribute such shares. The purchase of Common Shares by the Advisers, our Administrator and their affiliates could create certain risks, including, but not limited to, that the Advisers, our Administrator and their affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our Common Shares. Shareholders who beneficially own 25% or more of the outstanding Common Shares of the Fund may be deemed to “control” the Fund for purposes of the 1940 Act. For so long as the Advisers, our Administrator or their affiliates hold a significant portion of our Common Shares, they may exert a significant influence on the outcome of any matters submitted to a vote of our shareholders.

BlackRock Acquisition of HPS.

On December 3, 2024, BlackRock entered into an agreement with HPS LLC for BlackRock to acquire 100% of the business and assets of HPS LLC (the "BlackRock/HPS Transaction"). The BlackRock/HPS Transaction remains subject to a number of conditions, including the receipt of certain HPS LLC investor consents, regulatory approvals and satisfaction of other customary closing conditions. There can be no assurances that the BlackRock/HPS Transaction will take place. However, the operation of BlackRock and the Advisers may nonetheless be adversely affected as a result of efforts expended pursuing the completion of the BlackRock/HPS Transaction.

If the BlackRock/HPS Transaction occurs, HPS LLC will be owned by BlackRock. There is no guarantee that BlackRock will be able to successfully maintain and continue to build its business after the BlackRock/HPS Transaction or that BlackRock or the Advisers will be able to successfully optimize their business operations following the completion of the BlackRock/HPS Transaction. In particular, as with any business combination, BlackRock and the Advisers will be subject to substantial risks, including with respect to the long-term retention of key employees, the successful consolidation of corporate, technological and administrative infrastructures and the retention of existing business and operational relationships. It is possible that employees currently involved in the operation of the Advisers may not continue with the Advisers after the BlackRock/HPS Transaction and the operations and business relationships of BlackRock and the Advisers may be disrupted following the BlackRock/HPS Transaction. The integration of HPS LLC into BlackRock will be a complex, costly and time-consuming process and if BlackRock experiences difficulties in this process, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on BlackRock and the Advisers for an undetermined period. There can be no assurances that BlackRock or the Advisers will realize the potential operating efficiencies, synergies and other benefits currently anticipated from the BlackRock/HPS Transaction, and a failure to obtain such synergies may adversely affect the operations of BlackRock or the Advisers. Some of the challenges presented by the integration of the businesses are outside of BlackRock's control, and any of them could result in delays, increased costs, decreases in the amount of potential synergies and diversion of management's time and energy, which could materially affect the BlackRock or the Advisers. In the event that the BlackRock/HPS Transaction has an adverse impact on the Advisers, including for the foregoing reasons, our operations and investment results may be adversely affected.

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

As of December 31, 2024, the Fund is not aware of any cybersecurity risks that have materially affected or are reasonably likely to materially affect the Fund's business strategy, results of operations, or financial condition.

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

BlackRock’s cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by BlackRock’s CISO. As of December 31, 2024, the CISO had over 30 years of experience in information technology with a 25-year concentration in information security, including previously serving as the CISO at several global financial institutions, and held the Certified Information Systems Security Professional certification. The CISO works closely with the leadership team and other subject matter experts in the global cybersecurity group, who collectively have extensive prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and overseeing cybersecurity controls in technology risk and audit functions, as well as having relevant degrees and industry-leading certifications.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Share Issuances

Our offering consists of three classes of Common Shares, Institutional Class shares, Class S shares and Class D shares. The share classes have different ongoing stockholder servicing fees. Other than the differences in ongoing stockholder servicing fees, each class of Common Shares has the same economics and voting rights. Our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares. As of December 31, 2024, there were 520 holders of record of our Institutional Class shares, 343 holders of record of our Class S shares, and 7 holders of record of our Class D shares.

Net Asset Value

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents our monthly NAV per share for each of the three classes of shares since our inception through December 31, 2024.

	NAV per Share
For the Month Ended	Institutional Class	Class S	Class D
June 30, 2022	$23.49	N/A	N/A
July 31, 2022	24.40	N/A	N/A
August 31, 2022	24.86	N/A	N/A
September 30, 2022	23.74	N/A	N/A
October 31, 2022	23.89	N/A	N/A
November 30, 2022	23.93	N/A	N/A
December 31, 2022	23.69	N/A	N/A
January 31, 2023	24.28	N/A	N/A
February 28, 2023	24.25	N/A	N/A
March 31, 2023	24.23	N/A	N/A
April 30, 2023	24.38	N/A	N/A
May 31, 2023	24.05	N/A	N/A
June 30, 2023	24.49	N/A	N/A
July 31, 2023	24.73	N/A	N/A
August 31, 2023	24.85	N/A	N/A
September 30, 2023	24.99	N/A	N/A
October 31, 2023	24.70	N/A	N/A
November 30, 2023	24.87	N/A	N/A
December 31, 2023	24.85	N/A	N/A
January 31, 2024	24.92	N/A	N/A
February 29, 2024	24.93	N/A	N/A
March 31, 2024	24.98	N/A	N/A
April 30, 2024	24.93	N/A	N/A
May 31, 2024	24.95	N/A	N/A
June 30, 2024	24.84	24.84	N/A
July 31, 2024	24.75	24.75	N/A
August 31, 2024	24.79	24.79	24.79
September 30, 2024	24.77	24.77	24.77
October 31, 2024	24.83	24.83	24.83
November 30, 2024	24.84	24.84	24.84
December 31, 2024	24.79	24.79	24.79

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

The following table summarizes the Fund’s dividends declared for the years ended December 31, 2023 and 2024:

Institutional Class Shares

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 30, 2023	January 30, 2023	February 27, 2023	Regular	0.17	890,298
February 15, 2023	February 22, 2023	March 27, 2023	Regular	0.18	1,012,545
March 24, 2023	March 29, 2023	April 26, 2023	Regular	0.20	1,181,081
April 25, 2023	April 27, 2023	May 26, 2023	Regular	0.21	1,304,322
May 26, 2023	May 30, 2023	June 27, 2023	Regular	0.21	1,340,292
June 30, 2023	June 30, 2023	July 26, 2023	Regular	0.21	1,379,449
July 27, 2023	July 28, 2023	August 28, 2023	Regular	0.21	1,429,513
August 31, 2023	August 30, 2023	September 26, 2023	Regular	0.22	1,588,580
September 29, 2023	September 29, 2023	October 26, 2023	Regular	0.22	1,715,730
October 30, 2023	October 30, 2023	November 27, 2023	Regular	0.23	1,905,609
October 30, 2023	October 30, 2023	November 27, 2023	Special	0.10	828,526
November 22, 2023	November 28, 2023	December 26, 2023	Regular	0.23	2,052,362
November 22, 2023	November 28, 2023	December 26, 2023	Special	0.10	892,332
December 21, 2023	December 27, 2023	January 24, 2024	Regular	0.23	2,209,951
December 21, 2023	December 27, 2023	January 24, 2024	Special	0.15	1,441,272
				$2.87	$21,171,862
January 26, 2024	January 30, 2024	February 27, 2024	Regular	$0.23	$2,348,876
February 23, 2024	February 28, 2024	March 27, 2024	Regular	0.23	2,471,608
March 26, 2024	March 28, 2024	April 26, 2024	Regular	0.23	2,572,189
April 24, 2024	April 29, 2024	May 29, 2024	Regular	0.23	2,817,179
May 24, 2024	May 30, 2024	June 26, 2024	Regular	0.23	2,983,344
June 26, 2024	June 27, 2024	July 29, 2024	Regular	0.23	3,183,325
July 26, 2024	July 30, 2024	August 28, 2024	Regular	0.23	3,812,774
August 23, 2024	August 29, 2024	September 26, 2024	Regular	0.23	4,370,691
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.23	4,658,792
October 24, 2024	October 30, 2024	November 27, 2024	Regular	0.23	4,925,216
November 25, 2024	November 27, 2024	December 27, 2024	Regular	0.23	5,342,972
December 20, 2024	December 30, 2024	January 29, 2025	Regular	0.23	5,596,850
				$2.76	$45,083,816

Class S Shares

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
June 26, 2024	June 27, 2024	July 29, 2024	Regular	$0.23	$0.21	$68,922	$63,626
July 26, 2024	July 30, 2024	August 28, 2024	Regular	0.23	0.21	142,491	131,591
August 23, 2024	August 29, 2024	September 26, 2024	Regular	0.23	0.21	201,157	185,825
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.23	0.21	255,347	235,807
October 24, 2024	October 30, 2024	November 27, 2024	Regular	0.23	0.21	320,062	295,709
November 25, 2024	November 27, 2024	December 27, 2024	Regular	0.23	0.21	377,573	348,681
December 20, 2024	December 30, 2024	January 29, 2025	Regular	0.23	0.21	415,880	384,088
				$1.61	$1.47	$1,781,432	$1,645,327

_____________________________________________

(1)
Class S commenced operations on June 1, 2024.

No Class S shares were outstanding during the year ended December 31, 2023.

Class D Shares

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
August 23, 2024	August 29, 2024	September 26, 2024	Regular	$0.23	$0.22	$28	$27
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.23	0.22	51	50
October 24, 2024	October 30, 2024	November 27, 2024	Regular	0.23	0.22	27,906	27,275
November 25, 2024	November 27, 2024	December 27, 2024	Regular	0.23	0.22	29,249	28,588
December 20, 2024	December 30, 2024	January 29, 2025	Regular	0.23	0.22	29,297	28,638
				$1.15	$1.10	$86,531	$84,578

_____________________________________________

(1)
Class D commenced operations on August 1, 2024.

No Class D shares were outstanding during the year ended December 31, 2023 .

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

The purchase price for shares purchased under our distribution reinvestment plan will be equal to the most recent available NAV per share for such shares at the time the distribution is payable. Common Shares issued pursuant to our distribution reinvestment plan will have the same voting rights as the Common Shares offered pursuant to this our effective registration statement.

Share Repurchases

The Fund commenced its initial quarterly repurchase program on April 28, 2023. On January 31, 2024, the Fund initiated a quarterly offer to repurchase up to 5% of its shares outstanding as of December 31, 2023, commencing on January 31, 2024 and ending on February 29, 2024, with a valuation date of March 31, 2024. On April 30, 2024, the Fund initiated a quarterly offer to repurchase up to 5% of its shares outstanding as of March 31, 2024, commencing on April 30, 2024 and ending on May 31, 2024, with a valuation date of June 30, 2024. On July 31, 2024, the Fund initiated a quarterly offer to repurchase up to 5% of its shares outstanding as of June 30, 2024, commencing on July 31, 2024 and ending on August 30, 2024, with a valuation date of September 30, 2024. On October 31, 2024, the Fund initiated a quarterly offer to repurchase up to 5% of its shares outstanding as of September 30, 2024, commencing on October 31, 2024 and ending on November 29, 2024, with a valuation date of December 31, 2024.

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

We conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

The following table presents information with respect to the Fund's repurchases for the year ended December 31, 2024:

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
January 31, 2024	February 29, 2024	23,540	0.2%	$24.98	March 31, 2024	$588,036	—
April 30, 2024	May 31, 2024	11,023	0.1%	$24.84	June 30, 2024	$273,818	—
July 31, 2024	August 30, 2024	112,301	0.5%	$24.77	September 30, 2024	$2,781,862	—
October 31, 2024	November 29, 2024	56,295	0.2%	$24.79	December 31, 2024	$1,393,661	—

______________________

(4)
Percentage is based on total shares as of the close of the previous calendar quarter.
(5)
Net of Early Repurchase Deduction (if any).
(6)
All repurchase requests were satisfied in full.

If during any consecutive four-quarter period (each, a “Four Quarter Period”), there is not at least one quarter in which the Fund fully accepts all properly submitted tenders in a repurchase offer, the Investment Adviser intends to recommend that the Board approve a plan pursuant to which the Fund will not make any new investments (excluding investment in any transactions for which there are binding written agreements (including investments funded in phases), follow-on investments made in existing portfolio companies, revolver or credit facility, letter of credit or similar credit support drawdowns, and obligations under any existing Fund guarantee and except as necessary for the Fund to (i) preserve its status as a RIC under the Code and as a BDC, (ii) repay indebtedness to allow for distributions or (iii) comply with applicable law) and will use all “capital available for investing” to accept properly submitted tenders until such time that all properly submitted tenders in any one repurchase offer have been fully accepted; provided that the Investment Adviser does not intend to make such recommendations to the Board if the Fund has, during such Four Quarter Period, accepted repurchase offers for at least (i) 5% of the aggregate Common Shares outstanding (either by number of shares or aggregate NAV) in each of the quarters in such Four Quarter Period or (ii) the equivalent aggregate percentage (i.e. 20%) of Common Shares outstanding (either by number of shares or aggregate NAV) during such Four Quarter Period.

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

If, during any Four Quarter Period, there is not at least one quarter in which the Fund fully accepts all properly submitted tenders in a repurchase offer, then beginning at the end of such Four Quarter Period the Investment Adviser will defer its incentive fee until all properly submitted tenders in any one repurchase offer have been accepted, after which such deferred incentive fee will become payable and no further incentive fee amounts will be required to be deferred; provided that the Investment Adviser is not required to defer its incentive fee if the Fund has, during such Four Quarter Period, accepted repurchase offers for at least (i) 5% of the aggregate Common Shares outstanding (either by number of shares or aggregate NAV) in each of the quarters in such Four Quarter Period or (ii) the equivalent aggregate percentage (i.e. 20%) of Common Shares outstanding (either by number of shares or aggregate NAV) during such Four Quarter Period.

Unregistered Sales of Equity Securities

Refer to our Current Reports on Form 8-K filed with the SEC on January 26, 2024, February 23, 2024, March 27, 2024, April 24, 2024, May 24, 2024, June 26, 2024, July 26, 2024, August 26, 2024, September 25, 2024, October 24, 2024, November 25, 2024, and December 20, 2024 for information about unregistered sales of our equity securities during the quarter.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Exchange Act, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2024, approximately 94.3% of our total assets were invested in qualifying assets.

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

The three-level hierarchy for fair value measurement is defined as follows:

Level 1: Quoted prices in active markets for identical assets

Level 2: Other direct and indirect observable market inputs (for example, quoted prices in inactive markets or quotes for comparable investments)

Level 3: Independent third-party valuation sources that employ significant unobservable inputs

As of December 31, 2024, none of our investments were categorized as Level 1, 28.0% were categorized as Level 2 and 72.0% were Level 3 investments valued based on valuations by independent third party sources.

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

Portfolio and investment activity

During the year ended December 31, 2024, we invested approximately $775.3 million, comprised of new investments in 81 new portfolio companies, as well as draws made on existing commitments and payment in kind ("PIK") received on prior investments, all of which were in senior secured loans. Additionally, we received approximately $142.7 million in proceeds from sales or repayments during the year ended December 31, 2024.

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

At December 31, 2024, our investment portfolio of $1,040.4 million (at fair value) consisted of 197 portfolio companies and was invested 100.0% in senior secured loans and 0.0% in equity investments. Our average portfolio company investment at fair value was approximately $5.3 million. Our largest portfolio company investment by fair value was approximately 2.8% of our portfolio and our five largest portfolio company investments by fair value comprised approximately 11.5% of our portfolio at December 31, 2024.

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

The industry composition of our portfolio at fair value at December 31, 2024 was as follows:

Industry	December 31, 2024
Software	15.6%
Diversified Financial Services	12.3%
Professional Services	12.2%
Insurance	8.8%
Construction and Engineering	5.7%
Aerospace and Defense	5.1%
Internet Software and Services	5.1%
Commercial Services and Supplies	4.4%
Hotels, Restaurants and Leisure	3.5%
IT Services	3.3%
Media	2.5%
Healthcare Providers and Services	2.4%
Building Products	2.2%
Energy Equipment and Services	1.9%
Health Care Technology	1.3%
Capital Markets	1.3%
Machinery	1.3%
Technology Hardware, Storage and Peripherals	1.2%
Electrical Equipment	1.1%
Life Sciences Tools and Services	1.0%
Chemicals	1.0%
Other	6.8%
Totals	100.0%

The weighted average effective yield of our debt and total portfolio was 10.6% at December 31, 2024 and 11.7% at December 31, 2023. At December 31, 2024, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, the Federal Funds Rate or PRIME Rate, and 0.0% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 81.2% at December 31, 2024. At December 31, 2023, 99.8% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, the Federal Funds Rate or PRIME Rate, and 0.2% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 90.6% at December 31, 2023. Debt investments in one portfolio company were on non-accrual status as of December 31, 2024, representing 0.0% of the portfolio at fair value and 0.0% at cost. No debt investments in the portfolio company were on non-accrual status as of December 31, 2023.

Results of operations

Investment income

Investment income totaled $74.3 million, $34.2 million, and $7.5 million, respectively, for the years ended December 31, 2024 and 2023, and the period from March 18, 2022 (Inception) to December 31, 2022, all of which was attributable to interest and fees on our debt investments.

The increase in investment income in the year ended December 31, 2024 compared to the year ended December 31, 2023 reflects the significant increase in portfolio size as the Fund continues to ramp up.

Expenses

Total net operating expenses for the years ended December 31, 2024 and 2023 and the period from March 18, 2022 (Inception) to December 31, 2022 were $30.9 million, $11.3 million and $3.6 million, respectively, comprised of $15.7 million, $8.4 million and $2.3 million in interest and other debt expenses, $6.3 million, $3.3 million and $0 in incentive fees, $4.9 million, $2.0 million and $0.5 million in management fees, $1.1 million, $1.3 million and $0.6 million in administrative expenses, $0.8 million, $0.7 million and $0.4 million in professional fees, $0.5 million, $0 and $0 in incentive fees on capital gains and $1.6 million, $1.0 million and $0.3 million in other operating expenses, respectively. The increase in expenses in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily reflects the significant increase in portfolio size, amount of debt outstanding, and other Fund activities as the Fund continues to ramp up.

Net investment income (loss)

Net investment income was $43.4 million, $22.8 million and $3.8 million, respectively, for the years ended December 31, 2024 and 2023 and the period from March 18, 2022 (Inception) to December 31, 2022. The increase in net investment income reflects the higher investment income, partially offset by the higher operating expenses in the year ended December 31, 2024 compared to the year ended December 31, 2023.

Net realized and unrealized gain or loss

Net realized gain (loss) for the years ended December 31, 2024 and 2023 and the period from March 18, 2022 (Inception) to December 31, 2022 was $(1.4) million, $0.1 million and $0.0 million, respectively. Net realized losses for the year ended December 31, 2024 was comprised primarily of $(0.7) million and $(0.5) million in losses from the restructuring of our investments in Research Now Group and Magenta Buyer, respectively.

For the years ended December 31, 2024 and 2023 and the period from March 18, 2022 (Inception) to December 31, 2022, the change in net unrealized appreciation (depreciation) was $3.3 million, $5.3 million and $(3.3) million, respectively. The change in net unrealized appreciation (depreciation) for the year ended December 31, 2024 was primarily driven by $0.9 million in reversal of previously recognized unrealized depreciation from the repayment of our investment in Nephron Pharmaceuticals Corp. and $0.7 million change in unrealized appreciation in our investment in Research Now Group, as well as change in unrealized gains across the portfolio, offset by $(1.2) million change in unrealized depreciation in our investment in Streamland Media Midco and $(0.5) million on our investment in Alpine Acquisition Corp II. The change in net unrealized appreciation (depreciation) for the year ended December 31, 2023 was primarily driven by $0.4 million change in unrealized appreciation on our investment in Fender Musical Instruments Corp and $0.4 million change in unrealized appreciation in our investment in Accordion Partners, as well as change in unrealized gains across the portfolio, offset by $(0.9) million change in unrealized depreciation in our investment in Nephron Pharmaceuticals Corp and $(0.5) million on our investment in Magenta Buyer. The change in net unrealized appreciation (depreciation) for the period from March 18, 2022 (Inception) to December 31, 2022 was primarily driven by $(0.5) million change in unrealized depreciation in our investment in Research Now Group, $(0.4) million on our investment in Fender Musical Instruments Corp, as well as change in unrealized losses across the portfolio, partially offset by $0.2 million change in unrealized appreciation on our investment in Integrity Marketing Acquisition, LLC.

Incentive compensation

The income component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less aggregate income incentive compensation previously paid in with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 5.0% total return hurdle on daily weighted average unreturned capital contributions (the “Hurdle Rate”). The capital gains component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate realized capital gains (computed net of realized losses and net of unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid or distributed in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The capital gains component will be paid in full prior to payment of the income component. In any case, incentive compensation (including both the income and capital gains components) will only be paid to the extent the trailing twelve quarter (or if shorter, the number of calendar quarters that have occurred since commencement of the fund) total return of the Fund after incentive compensation and including such payment would equal or exceed a 5% annual total return on daily weighted average unreturned contributed capital contributions for such period. For the year ended December 31, 2024, $6.3 million in incentive fees were earned, compared to $3.3 million and $0, respectively, earned and waived for the year ended December 31, 2023 and for the period from

March 18, 2022 (Inception) to December 31, 2022. For the years ended December 31, 2024 and 2023 and the period from March 18, 2022 (Inception) to December 31, 2022, $0.5 million, $0 and $0, respectively, incentive fees on capital gains were accrued on a liquidation basis (but not payable) under GAAP.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. For the year ended December 31, 2024, excise tax expenses of $0.1 million was recorded, based on the amount of tax-basis ordinary income carried forward at the year-end.

Net increase (decrease) in net assets resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $45.4 million, $28.3 million and $0.5 million, respectively for the years ended December 31, 2024 and 2023 and the period from March 18, 2022 (Inception) to December 31, 2022.

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

Pursuant to the Fee Waiver and Expense Support and Reimbursement Agreement we have entered into with the Investment Adviser, we will be obligated to reimburse the Investment Adviser for expenses during the 36 months following the commencement of the Fund’s operations, to the extent that the Fund’s annual Operating Expenses do not exceed 1.25% of the value of the Fund’s net assets, calculated monthly based on month-end net assets of the Fund. For the year ended December 31, 2024, the Fund’s annual operating expenses did not exceed 1.25% of the value of the Fund’s net assets, and the Fund is therefore obligated to reimburse the Investment Adviser for such portion of Expense Payments incurred by the Investment Adviser under the Expense Support Agreement.

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

On November 27, 2024, the Borrower entered into Amendment No. 3 to the Credit Facility (the "First Amended and Restated Credit and Security Agreement"). The Amendment increased the total revolving commitments from $75.0 million to $125.0 million, increased total term commitments from $225.0 million to $325.0 million. The credit facility commitment fees accrual rate was amended at a rate equal to 0.35% per annum, if as of such date the outstanding principal amount of the Revolving Advances is greater than 50% of the Revolving Commitment otherwise the rate is 0.50% per annum. And the rate for Term Commitment is amended at 0.35% per annum for the first three months following any Incremental Commitment Effective Date, and thereafter 0.50% per annum. The Credit Facility includes usual and customary events of default for credit facilities of this nature. Borrowings under the Credit Facility are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act. As of December 31, 2024, there was $320.0 million drawn on the Credit Facility.

On April 19, 2024, the Fund entered into a Senior Secured Credit Agreement for a $75 million revolving credit facility (the “Revolving Credit Facility”) with Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks from time to time parties thereto. The Revolving Credit Facility matures on April 19, 2029 and generally bears interest at either (i) term SOFR plus a credit spread adjustment plus margin of 2.00% or 1.875% per annum or (ii) the prime rate plus a margin of 2.00% or 1.875% per annum, in each case subject to certain conditions. The Fund may elect either the term SOFR or prime rate at the time of drawdown. The Revolving Credit Facility will be guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). The Revolving Credit Facility is secured by substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions. On November 4, 2024, the Fund increased the commitment on the Revolving Credit Facility from $75 million to $150 million. As of December 31, 2024, there were no outstanding loans on the Revolving Credit Facility.

On November 18, 2024, the Fund entered into a Master Note Purchase Agreement (the “Master Note Purchase Agreement”), governing the issuance (a) on November 18, 2024, of $70,000,000 aggregate principal amount of its 7.14% Series 2024A Senior Notes, Tranche A, due November 18, 2027 (the “Tranche A Notes”), and (b) on January 22, 2025 (subject to customary closing conditions), of $55,000,000 aggregate principal amount of its 7.33% Series 2024A Senior Notes, Tranche B, due January 22, 2030 (the “Tranche B Notes” and, together with the Tranche A Notes, the “Notes”), to qualified institutional investors in a private placement. The Tranche A Notes bear interest at a rate equal to 7.14% per annum that is payable semi-annually on May 18 and November 18 of each year, beginning on May 18, 2025. The Tranche B Notes bear interest at a rate equal to 7.33% per annum that is payable semi-annually on January 22 and July 22 of each year, beginning on July 22, 2025. The Notes will be guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). The Tranche A Notes were issued at a closing on November 18, 2024, and the Tranche B Notes were issued at a closing which occurred on January 22, 2025. As of December 31, 2024, there was $70.0 million outstanding on the Tranche A Notes.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. After obtaining shareholder approval by written consent on March 16, 2022, the Fund’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of December 31, 2024, the Fund's asset coverage ratio was 266%.

Net cash used in operating activities for the year ended December 31, 2024 was $567.2 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $609.0 million, and net investment income (net of non-cash income and expenses) of approximately $41.8 million.

Net cash provided by financing activities was $587.9 million for the year ended December 31, 2024, consisting primarily of $374.0 million in proceeds from share issuances, $164.0 million in credit facility draws (net of repayments), $70.0 million in proceeds from the Senior Notes, offset by $12.8 million dividends paid in cash to shareholders, $3.5 million payments of debt issuance costs and $3.8 million payments of repurchased shares.

At December 31, 2024, we had $41.1 million in cash and cash equivalents.

Share Transactions

The following table summarizes transactions in Common Shares for the years ended December 31, 2024 and 2023:

	Year ended December 31, (1)
	2024		2023
	Shares	Amount	Shares	Amount
Institutional Class
Subscriptions	13,602,003	$337,869,390	3,934,546	$96,737,065
Share transfers between classes	—	—	—	—
Distributions reinvested	1,270,509	31,574,888	705,362	17,295,327
Share Repurchases	(146,864)	(3,643,716)	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	14,725,648	$365,800,562	4,639,908	$114,032,392

Class S
Subscriptions	1,806,766	44,856,000	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	1,410	35,010	—	—
Share Repurchases	—	—	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	1,808,176	44,891,010	—	—

Class D
Subscriptions	127,369	3,155,500	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	12	295	—	—
Share Repurchases	—	—	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	127,381	3,155,795	—	—

______________________

(1)
Class S commenced operations on June 1, 2024 and Class D commenced operations on August 1, 2024.

The following table presents information with respect to the Fund's repurchases for the year ended December 31, 2024:

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
January 31, 2024	February 29, 2024	23,540	0.2%	$24.98	March 31, 2024	$588,036	—
April 30, 2024	May 31, 2024	11,023	0.1%	$24.84	June 30, 2024	$273,818	—
July 31, 2024	August 30, 2024	112,301	0.5%	$24.77	September 30, 2024	$2,781,862	—
October 31, 2024	November 29, 2024	56,295	0.2%	$24.79	December 31, 2024	$1,393,661	—

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

On June 3, 2022, the Fund entered into the Credit Facility, a $200 million revolving credit facility that matures on June 3, 2032 and generally bears interest at a floating rate. On September 8, 2023, the Borrower entered into Amendment No. 1 to the Credit Facility. The Amendment extended the term commitment termination date under the Credit Facility with respect to term commitments entered into on the closing date to December 8, 2023. On December 15, 2023, the Borrower entered into Amendment No. 2 to the Credit Facility. The Second Amendment increased the total revolving commitments from $50.0 million to $75.0 million, increased total term commitments from $150.0 million to $225.0 million, and increased the facility margin level applicable to the borrower. On November 27, 2024, the Fund entered into the First Amended and Restated Credit and Security Agreement to the Credit Facility, increased the total revolving commitments from $50.0 million to $75.0 million, increased total term commitments from $150.0 million to $225.0 million. As of December 31, 2024, there was $320.0 million drawn on the Credit Facility.

On April 19, 2024, the Fund entered into the Revolving Credit Facility that matures on April 19, 2029 and generally bears interest at either (i) term SOFR plus a credit spread adjustment plus margin of 2.00% or 1.875% per annum or (ii) the prime rate plus a margin of 2.00% or 1.875% per annum, in each case subject to certain conditions. The Fund may elect either the term SOFR or prime rate at the time of drawdown. The Revolving Credit Facility includes usual and customary events of default for credit facilities of this nature. On November 4, 2024, the Fund increased the commitment on the Revolving Credit Facility from $75 million to $150 million. As of December 31, 2024, there were no outstanding loans on the Revolving Credit Facility.

On November 18, 2024, the Fund entered into the Master Note Purchase Agreement, governing the issuance (a) on November 18, 2024, of $70,000,000 aggregate principal amount of its 7.14% Tranche A Notes, due November 18, 2027, and (b) on January 22, 2025 , of $55,000,000 aggregate principal amount of its 7.33% Tranche B Notes, due January 22, 2030. As of December 31, 2024, there was $70.0 million outstanding on the Tranche A Notes.

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

Institutional Class Shares

The following tables summarize the Fund’s dividends declared and paid for the Institutional Class shares for the years ended December 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 30, 2023	January 30, 2023	February 27, 2023	Regular	0.17	890,298
February 15, 2023	February 22, 2023	March 27, 2023	Regular	0.18	1,012,545
March 24, 2023	March 29, 2023	April 26, 2023	Regular	0.20	1,181,081
April 25, 2023	April 27, 2023	May 26, 2023	Regular	0.21	1,304,322
May 26, 2023	May 30, 2023	June 27, 2023	Regular	0.21	1,340,292
June 30, 2023	June 30, 2023	July 26, 2023	Regular	0.21	1,379,449
July 27, 2023	July 28, 2023	August 28, 2023	Regular	0.21	1,429,513
August 31, 2023	August 30, 2023	September 26, 2023	Regular	0.22	1,588,580
September 29, 2023	September 29, 2023	October 26, 2023	Regular	0.22	1,715,730
October 30, 2023	October 30, 2023	November 27, 2023	Regular	0.23	1,905,609
October 30, 2023	October 30, 2023	November 27, 2023	Special	0.10	828,526
November 22, 2023	November 28, 2023	December 26, 2023	Regular	0.23	2,052,362
November 22, 2023	November 28, 2023	December 26, 2023	Special	0.10	892,332
December 21, 2023	December 27, 2023	January 24, 2024	Regular	0.23	2,209,951
December 21, 2023	December 27, 2023	January 24, 2024	Special	0.15	1,441,272
				$2.87	$21,171,862
January 26, 2024	January 30, 2024	February 27, 2024	Regular	$0.23	$2,348,876
February 23, 2024	February 28, 2024	March 27, 2024	Regular	0.23	2,471,608
March 26, 2024	March 28, 2024	April 26, 2024	Regular	0.23	2,572,189
April 24, 2024	April 29, 2024	May 29, 2024	Regular	0.23	2,817,179
May 24, 2024	May 30, 2024	June 26, 2024	Regular	0.23	2,983,344
June 26, 2024	June 27, 2024	July 29, 2024	Regular	0.23	3,183,325
July 26, 2024	July 30, 2024	August 28, 2024	Regular	0.23	3,812,774
August 23, 2024	August 29, 2024	September 26, 2024	Regular	0.23	4,370,691
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.23	4,658,792
October 24, 2024	October 30, 2024	November 27, 2024	Regular	0.23	4,925,216
November 25, 2024	November 27, 2024	December 27, 2024	Regular	0.23	5,342,972
December 20, 2024	December 30, 2024	January 29, 2025	Regular	0.23	5,596,850
				$2.76	$45,083,816

Class S Shares

The following table summarizes the Fund's dividends declared for the Class S shares for the year ended December 31, 2024. No Class S shares were outstanding for the year ended December 31, 2023.

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
June 26, 2024	June 27, 2024	July 29, 2024	Regular	$0.23	$0.21	$68,922	$63,626
July 26, 2024	July 30, 2024	August 28, 2024	Regular	0.23	0.21	142,491	131,591
August 23, 2024	August 29, 2024	September 26, 2024	Regular	0.23	0.21	201,157	185,825
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.23	0.21	255,347	235,807
October 24, 2024	October 30, 2024	November 27, 2024	Regular	0.23	0.21	320,062	295,709
November 25, 2024	November 27, 2024	December 27, 2024	Regular	0.23	0.21	377,573	348,681
December 20, 2024	December 30, 2024	January 29, 2025	Regular	0.23	0.21	415,880	384,088
				$1.61	$1.47	$1,781,432	$1,645,327

_____________________________________________

(1)
Class S commenced operations on June 1, 2024.

Class D Shares

The following table summarizes the Fund's dividends declared for the Class D shares for the year ended December 31, 2024. No Class D shares were outstanding for the year ended December 31, 2023.

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
August 23, 2024	August 29, 2024	September 26, 2024	Regular	$0.23	$0.22	$28	$27
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.23	0.22	51	50
October 24, 2024	October 30, 2024	November 27, 2024	Regular	0.23	0.22	27,906	27,275
November 25, 2024	November 27, 2024	December 27, 2024	Regular	0.23	0.22	29,249	28,588
December 20, 2024	December 30, 2024	January 29, 2025	Regular	0.23	0.22	29,297	28,638
				$1.15	$1.10	$86,531	$84,578

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

Recent Developments

On January 2, 2025, the Fund accepted $39.0 million of additional subscriptions, to purchase $32.7 million of additional Institutional shares, $6.2 million of additional Class S shares and $0.1 million of additional Class D shares, par value $0.001 per share. On January 22, 2025, the number of shares being purchased was fixed when the purchase price of $24.79 per Institutional, Class S shares and Class D shares were determined by the Fund. As a result, the Fund issued 1.3 million Institutional shares, 0.2 million Class S shares and 0.0 million Class D shares and received $39.0 million in proceeds.

On January 22, 2025, the Fund issued and sold $55,000,000 aggregate principal amount of Tranche B Notes pursuant to the Master Note Purchase Agreement. The Tranche B Notes bear interest at a rate equal to 7.33% per annum that is payable semi-annually on January 22 and July 22 of each year, beginning on July 22, 2025. The Tranche B Notes are guaranteed by the Guarantors. The Tranche B Notes were offered in reliance on Section 4(a)(2) of Securities Act. The Tranche B Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.

On January 24, 2025, the Fund declared a regular distribution as follows:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Institutional Shares	$0.2300	$—	$0.2300
Class S Shares	0.2300	0.0176	0.2124
Class D Shares	0.2300	0.0052	0.2248

The distribution will be payable to shareholders of record at the close of business on January 30, 2025 and will be paid on February 26, 2025. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund’s distribution reinvestment plan.

On February 3, 2025, the Fund accepted $37.3 million of additional subscriptions, to purchase $31.2 million of additional Institutional shares, $5.8 million of additional Class S shares and $0.2 million of additional Class D shares, par value $0.001 per share. On February 20, 2025, the number of shares being purchased was fixed when the purchase price of $24.77 per Institutional, Class S shares and Class D shares were determined by the Fund. As a result, the Fund issued 1.3 million Institutional shares, 0.2 million Class S shares and 0.0 million Class D shares and received $37.3 million in proceeds.

On February 25, 2025, the Fund declared a regular distribution as follows:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Institutional Shares	$0.2300	$—	$0.2300
Class S Shares	0.2300	0.0175	0.2125
Class D Shares	0.2300	0.0052	0.2248

The distribution will be payable to shareholders of record at the close of business on February 27, 2025 and will be paid on March 27, 2025. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund’s distribution reinvestment plan.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2024, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2024, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 81.2%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2024, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$21,240,245	$0.81
Up 200 basis points	14,160,163	0.54
Up 100 basis points	7,080,082	0.27
Down 100 basis points	(7,080,082)	(0.27)
Down 200 basis points	(14,160,163)	(0.54)
Down 300 basis points	(21,240,245)	(0.81)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees of BlackRock Private Credit Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Blackrock Private Credit Fund (the "Fund"), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, cash flows, and consolidated financial highlights (in Note 9) for the years ended December 31, 2024, and 2023, and for the period from March 18, 2022 (inception) through December 31, 2022, and the related consolidated notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023, and the results of its operations, changes in net assets, cash flows, and financial highlights for the years ended December 31, 2024, and 2023, and for the period from March 18, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 28, 2025

We have served as the Fund’s auditor since 2022.

BlackRock Private Credit Fund

Consolidated Statements of Assets and Liabilities

	December 31, 2024	December 31, 2023

Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $1,035,050,829 and $398,929,289, respectively)	$1,040,393,586	$400,926,373
Total investments (cost of $1,035,050,829 and $398,929,289, respectively)	1,040,393,586	400,926,373

Cash and cash equivalents	41,078,437	20,393,858
Receivable for investments sold	7,996,181	618,839
Interest, dividends and fees receivable	6,523,832	3,399,769
Deferred debt issuance costs	4,147,931	1,906,373
Prepaid expenses and other assets	2,314,798	773,376
Total assets	1,102,454,765	428,018,588

Liabilities
Debt (net of deferred issuance costs of $866,702 and $0, respectively)	389,133,298	156,000,000
Payable for investments purchased	43,346,561	13,860,550
Distribution payable	6,009,553	3,651,224
Interest and debt related payables	4,009,503	2,166,027
Incentive fees payable	3,978,275	—
Management fees payable	1,791,192	—
Reimbursements due to the Investment Adviser	1,125,355	247,942
Accrued capital gains incentive fees	498,552	—
Contribution received in advance	—	11,924,839
Accrued expenses and other liabilities	1,370,802	1,363,980
Total liabilities	$451,263,091	$189,214,562

Commitments and contingencies (Note 5)

Net assets	$651,191,674	$238,804,026

Composition of net assets applicable to common shareholders
Common shares of beneficial interest, $0.001 par value; 26,269,689 and 9,608,484 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	$26,269	$9,608
Paid-in capital in excess of par	648,200,991	234,370,285
Distributable earnings (loss)	2,964,414	4,424,133
Total net assets	651,191,674	238,804,026
Total liabilities and net assets	$1,102,454,765	$428,018,588

Net assets per share	$24.79	$24.85

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Assets and Liabilities

	December 31, 2024	December 31, 2023

NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$603,211,729	$238,804,026
Common shares outstanding ($0.001 par value, unlimited shares authorized)	24,334,133	9,608,484
Net asset value per share	$24.79	$24.85
Class S Shares:
Net assets	$44,822,335	$—
Common shares outstanding ($0.001 par value, unlimited shares authorized)	1,808,175	—
Net asset value per share	$24.79	N/A
Class D Shares:
Net assets	$3,157,610	$—
Common shares outstanding ($0.001 par value, unlimited shares authorized)	127,381	—
Net asset value per share	24.79	N/A

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Operations

	For the Year Ended December 31,		For the Period from March 18, 2022 (Inception) to December 31,
	2024	2023	2022
Investment income
Interest income:
Non-controlled, non-affiliated investments	$73,019,203	$33,655,119	$7,302,160
PIK income:
Non-controlled, non-affiliated investments	1,305,287	583,204	177,184
Total investment income	74,324,490	34,238,323	7,479,344

Operating expenses
Interest and other debt expenses	15,678,170	8,398,203	2,263,498
Incentive fees earned	6,276,956	3,332,075	—
Management fees	4,852,983	2,041,069	541,482
Administrative expenses	1,076,464	1,289,972	580,396
Professional fees	798,480	658,223	370,148
Incentive fees on capital gains (1)	498,552	—	—
Custody fees	417,858	224,751	75,490
Director fees	315,451	271,500	158,708
Insurance expense	28,930	28,933	31,833
Distribution and servicing fees
Class S	136,105	—	—
Class D	1,953	—	—
Other operating expenses	802,451	426,002	156,512
Total operating expenses, before management fee and incentive fee waivers	30,884,353	16,670,728	4,178,067
Management fee and incentive fee waivers	—	(5,373,144)	(541,482)
Total operating expenses, net of management fee and incentive fee waivers	30,884,353	11,297,584	3,636,585

Net investment income before taxes	43,440,137	22,940,739	3,842,759
Excise tax expense	—	106,746	20,153
Net investment income	43,440,137	22,833,993	3,822,606

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(1,431,808)	77,570	—
Net realized gain (loss)	(1,431,808)	77,570	—

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	3,345,673	5,346,656	(3,349,572)
Net change in unrealized appreciation (depreciation)	3,345,673	5,346,656	(3,349,572)

Net realized and unrealized gain (loss)	1,913,865	5,424,226	(3,349,572)

Net increase (decrease) in net assets resulting from operations	$45,354,002	$28,258,219	$473,034
_______________________________________

(1) Net investment income amounts displayed above are net of the accrual for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with Generally Accepted Accounting Principles (“GAAP”) for the years ended December 31, 2024 and 2023, and for the period from March 18, 2022 (Inceiption) to December 31, 2022. (see Note 3).

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Changes in Net Assets

	Common Shares		Paid in Capital	Distributable	Total Net
	Shares	Par Amount	in Excess of Par	Earnings (loss)	Assets
Balance at March 18, 2022 (Inception)	4,000	$4	$99,996	$—	$100,000
Share Transactions
Institutional Class:
Issuance of common shares	4,888,367	4,889	118,550,411	—	118,555,300
Issuance of common shares from dividend reinvestment plan	76,209	76	1,819,024	—	1,819,100
Net investment income	—	—	—	3,822,606	3,822,606
Net realized and unrealized gain (loss)	—	—	—	(3,349,572)	(3,349,572)
Dividends paid to common shareholders
Institutional Class	—	—	—	(3,262,157)	(3,262,157)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(20,153)	20,153	—
Balance at December 31, 2022	4,968,576	$4,969	$120,449,278	$(2,768,970)	$117,685,277

Share Transactions
Institutional Class:
Issuance of common shares	3,934,546	3,934	96,733,131	—	96,737,065
Issuance of common shares from dividend reinvestment plan	705,362	705	17,294,622	—	17,295,327
Net investment income	—	—	—	22,833,993	22,833,993
Net realized and unrealized gain (loss)	—	—	—	5,424,226	5,424,226
Dividends paid to common shareholders
Institutional Class		—	—	(21,171,862)	(21,171,862)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(106,746)	106,746	—
Balance at December 31, 2023	9,608,484	$9,608	$234,370,285	$4,424,133	$238,804,026

Share Transactions
Institutional Class:
Issuance of common shares	13,602,003	13,602	337,855,788	—	337,869,390
Issuance of common shares from dividend reinvestment plan	1,270,509	1,271	31,573,617	—	31,574,888
Repurchase of common shares	(146,864)	(147)	(3,643,569)	—	(3,643,716)
Class S:
Issuance of common shares	1,806,766	1,807	44,854,193	—	44,856,000
Issuance of common shares from dividend reinvestment plan	1,410	1	35,009	—	35,010
Class D:
Issuance of common shares	127,369	127	3,155,373	—	3,155,500
Issuance of common shares from dividend reinvestment plan	12	—	295	—	295
Net investment income	—	—	—	43,440,137	43,440,137
Net realized and unrealized gain (loss)	—	—	—	1,913,865	1,913,865
Dividends paid to common shareholders:
Institutional Class	—	—	—	(45,083,816)	(45,083,816)
Class S	—	—	—	(1,645,327)	(1,645,327)
Class D	—	—	—	(84,578)	(84,578)
Balance at December 31, 2024	26,269,689	$26,269	$648,200,991	$2,964,414	$651,191,674

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Cash Flows

	For the Year Ended December 31,		For the Period from March 18, 2022 (Inception) to December 31,
	2024	2023	2022
Operating activities
Net increase (decrease) in net assets resulting from operations	$45,354,002	$28,258,219	$473,034
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	1,431,808	(77,570)	—
Change in net unrealized (appreciation) depreciation of investments	(3,345,673)	(5,346,656)	3,349,572
Net amortization of investment discounts and premiums	(5,020,865)	(3,167,347)	(526,436)
Interest and dividend income paid in kind	(1,375,308)	(694,111)	(128,409)
Amortization of deferred debt issuance costs	438,149	193,554	109,094
Changes in assets and liabilities:			-
Purchases of investments	(773,893,941)	(248,934,358)	(217,342,907)
Proceeds from disposition of investments	142,736,794	64,848,048	7,093,801
Decrease (increase) in interest, dividends and fees receivable	(3,124,063)	(2,134,446)	(1,265,323)
Decrease (increase) in receivable for investments sold	(7,377,342)	(596,291)	(22,548)
Decrease (increase) in prepaid expenses and other assets	(1,541,422)	(489,986)	(283,390)
Increase (decrease) in interest and debt related payables	1,843,476	1,075,837	1,090,190
Increase (decrease) in incentive fees payable	3,978,275	—	—
Increase (decrease) in management fees payable	1,791,192	—	—
Increase (decrease) in accrued capital gains incentive fees	498,552	—	—
Increase (decrease) in reimbursements due to the Investment Adviser	877,413	199,376	48,566
Increase (decrease) in payable for investments purchased	29,486,011	6,686,087	7,174,463
Increase (decrease) in accrued expenses and other liabilities	6,822	214,362	1,149,618
Net cash provided by (used in) operating activities	(567,236,120)	(159,965,282)	(199,080,675)

Financing activities
Proceeds from common shares sold	373,956,051	91,787,065	118,655,300
Contribution received in advance	—	11,924,839	4,950,000
Proceeds from issuance of Tranche A Notes	70,000,000	—	—
Draws on credit facilities	396,000,000	121,000,000	135,000,000
Repayments of credit facility draws	(232,000,000)	(60,000,000)	(40,000,000)
Payments of debt issuance costs	(3,546,409)	(320,295)	(1,888,726)
Dividends paid in cash to shareholders	(12,845,227)	(1,666,198)	(2,170)
Payments of repurchased shares	(3,643,716)	—	—
Net cash provided by (used in) financing activities	587,920,699	162,725,411	216,714,404

Net increase (decrease) in cash and cash equivalents (including restricted cash)	20,684,579	2,760,129	17,633,729
Cash and cash equivalents (including restricted cash) at beginning of period	20,393,858	17,633,729	—
Cash and cash equivalents (including restricted cash) at end of period	$41,078,437	$20,393,858	$17,633,729

Supplemental cash flow information
Interest payments	$13,396,545	$7,128,811	$1,064,214
Excise tax payments	$—	$18,395	$—
Distribution payable	$6,009,553	$3,651,224	$1,440,887
Reinvestment of dividends during the period	$31,610,193	$17,295,327	$1,819,100

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Schedule of Investments

December 31, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments(A)
Aerospace and Defense
Arcline FM Holdings, LLC (Fairbanks Morse, LLC)	First Lien Term Loan	SOFR(Q)	—	4.50%	9.05%	6/28/2028	$19,830,256	$19,684,547	$19,974,819	1.85%
Engineering Research Holding LLC (Astrion, Inc.)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.51%	8/29/2031	$23,037,731	22,705,627	22,980,137	2.11%	E
Peraton Corp.	First Lien Term Loan	SOFR(M)	0.75%	3.75%	8.21%	2/1/2028	$1,352,374	1,332,242	1,261,792	0.12%
Signia Aerospace LLC	First Lien Term Loan	SOFR(Q)	0.50%	3.00%	7.40%	11/21/2031	$1,388,260	1,384,807	1,390,870	0.13%
Signia Aerospace LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.50%	3.00%	7.40%	11/21/2031	$—	(288)	217	—	D
Skydio, Inc	First Lien Term Loan	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	10.02%	12/4/2029	$7,500,000	7,426,150	7,425,000	0.69%	E
Skydio, Inc	First Lien Delayed Draw Term Loan B	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	10.02%	12/4/2029	$—	(36,925)	(37,500)	—	D/E
Skydio, Inc	First Lien Delayed Draw Term Loan A	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	10.02%	12/4/2029	$—	(36,925)	(37,500)	—	D/E
								52,459,235	52,957,835	4.90%
Automobiles
Wand Newco 3, Inc. (aka Caliber Collision)	First Lien Term Loan	SOFR(M)	1.00%	3.25%	7.61%	1/30/2031	$1,380,008	1,377,872	1,387,377	0.13%

Beverages
Triton Water Holdings Inc	First Lien Term Loan	SOFR(Q)	—	3.51%	7.84%	3/31/2028	$827,856	827,701	835,414	0.08%

Building Products
Air Distribution Technologies Inc	First Lien Term Loan	SOFR(M)	1.00%	6.00%	10.55%	8/1/2030	$9,721,886	9,541,026	9,605,223	0.89%	E
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.59%	2/22/2030	$10,235,988	10,059,052	10,223,193	0.94%	E
Wilsonart LLC	First Lien Term Loan	SOFR(Q)	—	4.25%	8.58%	7/25/2031	$3,307,363	3,270,315	3,319,567	0.31%
								22,870,393	23,147,983	2.14%
Capital Markets
BCPE Pequod Buyer Inc. (Envestnet Inc.)	First Lien Term Loan	SOFR(M)	—	3.50%	7.86%	9/19/2031	$453,000	450,735	457,288	0.04%
Focus Financial Partners, LLC	First Lien Term Loan	SOFR(M)	—	3.25%	7.61%	9/10/2031	$2,222,733	2,222,554	2,245,927	0.21%
Focus Financial Partners, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	—	3.25%	7.61%	9/10/2031	$—	313	2,491	—
Grant Thornton Advisors LLC	First Lien Term Loan	SOFR(M)	—	3.25%	7.61%	6/2/2031	$827,925	831,160	829,142	0.08%
Grant Thornton Advisors LLC	First Lien Term Loan	SOFR(M)	—	3.25%	7.61%	6/2/2031	$286,474	286,474	286,895	0.03%
Grant Thornton Advisors LLC	First Lien Term Loan	SOFR(M)	—	3.25%	7.61%	6/2/2031	$—	—	51	—
Learning Care Group (US) No. 2 Inc.	First Lien Initial Term Loan	SOFR(Q)	0.50%	4.00%	8.33%	8/11/2028	$29,626	29,303	29,959	—
OVG Business Services LLC (Oak View)	First Lien Term Loan	SOFR(M)	—	3.00%	7.36%	6/15/2031	$498,750	498,145	500,620	0.05%
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.58%	1/31/2031	$8,869,062	8,714,989	8,886,800	0.81%	E
PMA Parent Holdings, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.25%	9.58%	1/31/2031	$—	(22,066)	—	—	D/E
								13,011,607	13,239,173	1.22%
Chemicals
Advancion (f/k/a Aruba Investments Holdings, LLC)	First Lien Term Loan	SOFR(M)	0.75%	4.10%	8.46%	11/24/2027	$1,243,573	1,238,142	1,249,791	0.12%
CP Iris Holdco I, Inc	First Lien Term Loan	SOFR(M)	0.50%	3.50%	7.86%	9/21/2028	$1,243,606	1,244,991	1,252,355	0.12%
Discovery Purchaser Corporation	First Lien Term Loan	SOFR(Q)	0.50%	4.38%	8.95%	10/4/2029	$1,494,518	1,446,957	1,505,450	0.14%
LSF11 A5 Holdco LLC	First Lien Term Loan	SOFR(M)	0.50%	3.61%	7.97%	10/15/2028	$997,436	998,635	1,004,827	0.09%
Momentive Performance Materials, Inc.	First Lien Term Loan	SOFR(M)	—	4.00%	8.36%	3/22/2028	$1,232,056	1,213,886	1,247,457	0.12%	E
Olympus Water US Holding Corporation (Solenis)	First Lien Term Loan	SOFR(M)	0.50%	3.00%	7.34%	6/9/2031	$1,700,241	1,706,017	1,707,680	0.16%
W. R. Grace Holdings LLC	First Lien Term Loan	SOFR(Q)	0.50%	3.75%	7.58%	9/22/2028	$2,068,474	2,061,088	2,088,642	0.18%
								9,909,716	10,056,202	0.93%
Commercial Services and Supplies
Allied Universal Holdco LLC	First Lien Term Loan	SOFR(M)	0.50%	3.85%	8.21%	5/12/2028	$1,004,807	996,104	1,009,339	0.09%
Apollo Group Holdco, LLC (Topsail)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.33%	12/26/2030	$16,292,109	15,967,158	15,966,267	1.48%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Commercial Services and Supplies (Continued)
Creative Artists Agency, LLC.	First Lien Term Loan	SOFR(M)	—	2.75%	7.11%	10/1/2031	$1,490,577	$1,484,293	$1,499,580	0.14%
Dealer Tire Financial, LLC	First Lien Term Loan	SOFR(M)	—	3.50%	7.86%	7/2/2031	$2,490,008	2,469,138	2,498,574	0.23%
Ensemble RCM, LLC	First Lien Term Loan B	SOFR(Q)	—	3.00%	7.59%	8/3/2029	$2,236,608	2,239,831	2,255,765	0.21%
Madison Safety & Flow LLC	First Lien Term Loan	SOFR(M)	—	3.25%	7.61%	9/26/2031	$460,845	459,730	464,806	0.04%
Modigent, LLC (Pueblo)	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	10.83%	8/23/2028	$1,430,349	1,408,653	1,411,883	0.13%	E
Modigent, LLC (Pueblo)	First Lien Revolver	SOFR(Q)	0.75%	6.50%	10.83%	8/23/2027	$859,755	843,415	847,906	0.08%	E
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50%	10.83%	8/23/2028	$2,465,375	2,370,235	2,364,438	0.22%	E
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.50%	10.83%	8/23/2028	$992,123	976,512	979,315	0.09%	E
TA TT Buyer, LLC (TouchTunes, Octave Music)	First Lien Tranche B-1 Term Loan	SOFR(Q)	0.50%	4.75%	9.08%	4/1/2029	$16,887,287	16,890,118	16,959,058	1.57%
								46,105,187	46,256,931	4.28%
Construction and Engineering
Brand safway (Brand Industrial Services)	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	9.07%	8/1/2030	$3,391,195	3,384,435	3,306,737	0.31%
Compsych Holdings Corp	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	9.38%	7/22/2031	$13,056,670	12,995,550	13,017,500	1.19%	E
Compsych Holdings Corp	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	9.38%	7/22/2031	$—	(8,748)	(11,213)	—	D/E
Groupe Solmax Inc. (Canada), Solmax U.S. LP	First Lien Term Loan	SOFR(M)	1.00%	4.86%	9.22%	6/27/2028	$2,395,034	2,308,018	2,212,029	0.20%	C
Legence Holdings LLC (Refficiency)	First Lien Term Loan	SOFR(M)	0.75%	3.60%	7.96%	12/16/2027	$931,387	930,135	936,510	0.09%
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.53%	2/1/2030	$745,634	729,388	748,617	0.07%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Revolver	SOFR(Q)	1.00%	5.00%	9.53%	2/1/2029	$—	(2,513)	—	—	D/E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.51%	2/1/2030	$305,228	298,567	306,449	0.03%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.51%	2/1/2030	$—	(10,569)	9,198	—	D/E
PlayPower, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.58%	8/28/2030	$13,662,118	13,468,972	13,593,807	1.25%	E
PlayPower, Inc	First Lien Revolver	SOFR(Q)	0.75%	5.25%	9.58%	8/28/2030	$—	(29,270)	(27,329)	—	D/E
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	10.26%	5/31/2030	$9,629,727	9,456,031	9,639,357	0.89%	E
Titan Home Improvement, LLC (Renuity)	First Lien Revolver	SOFR(Q)	1.00%	5.75%	10.26%	5/31/2030	$—	(27,196)	—	—	D/E
Titan Home Improvement, LLC (Renuity)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	10.26%	5/31/2030	$—	(16,325)	1,810	—	D/E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.36%	9/4/2029	$5,022,897	4,948,512	4,972,668	0.46%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.36%	9/4/2029	$2,699,234	2,699,234	2,672,242	0.25%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.36%	9/4/2029	$953,339	935,769	943,806	0.09%	E
Vortex Companies, LLC	First Lien Revolver	SOFR(M)	1.00%	5.00%	9.36%	9/4/2029	$187,537	157,278	168,522	0.02%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	Prime	1.00%	5.00%	12.50%	9/4/2029	$3,527,190	3,361,890	3,415,570	0.32%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.36%	9/4/2029	$2,613,625	2,567,493	2,587,489	0.24%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.36%	9/4/2029	$617,867	606,474	611,688	0.06%	E
								58,753,125	59,105,457	5.47%
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.25%	13.53%	9/21/2027	$2,608,485	2,572,925	2,543,273	0.24%	E
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.25%	13.66%	9/21/2027	$869,495	857,642	847,758	0.08%	E
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	11.83%	3/30/2029	$3,150,649	3,083,709	3,090,031	0.28%	E
Lucky US BuyerCo, LLC (Global Payments)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	11.83%	3/30/2029	$245,729	237,000	237,849	0.02%	E
								6,751,276	6,718,911	0.62%
Containers and Packaging
Charter Next Generation, Inc. (fka Charter NEX US, Inc.)	First Lien Term Loan	SOFR(M)	—	3.00%	7.53%	12/1/2030	$5,396,046	5,378,790	5,431,903	0.50%

Diversified Consumer Services
Ascend Learning, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.60%	7.96%	12/11/2028	$1,412,404	1,379,990	1,421,789	0.13%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Diversified Consumer Services (Continued)
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.58%	9/14/2029	$4,455,460	$4,388,119	$4,379,584	0.41%	E
Fusion Holding Corp. (Finalsite)	First Lien Revolver	SOFR(Q)	0.75%	6.25%	10.58%	9/15/2027	$—	(4,514)	(5,085)	—	D/E
								5,763,595	5,796,288	0.54%
Diversified Financial Services
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.58%	11/15/2031	$19,076,087	18,982,496	18,980,707	1.76%	E
Accordion Partners LLC	First Lien Revolver	SOFR(Q)	0.75%	5.25%	9.58%	11/15/2031	$—	(10,399)	(10,598)	—	D/E
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.58%	11/15/2031	$—	(31,197)	(15,897)	—	D/E
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(S)	1.00%	5.25%	10.03%	3/15/2030	$436,231	436,231	439,721	0.04%	E
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	SOFR (Q)	1.00%	5.25%	10.03%	3/15/2030	$—	(2,101)	3,885	—	D/E
Acuris Finance US, Inc.	First Lien Term Loan	SOFR(Q)	—	3.75%	8.08%	2/16/2028	$602,673	585,494	607,401	0.06%
EdgeCo Buyer, Inc.	First Lien Term Loan B	SOFR(Q)	1.00%	4.50%	8.83%	6/1/2028	$2,554,499	2,529,116	2,529,056	0.23%	E
EdgeCo Buyer, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.60%	8.93%	6/1/2026	$1,113,943	1,102,973	1,102,848	0.10%	E
EdgeCo Buyer, Inc.	First Lien Revolver	SOFR(Q)	1.00%	4.60%	8.93%	6/1/2028	$—	(5,819)	(5,833)	—	D/E
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan E	SOFR(Q)	1.00%	4.60%	8.93%	6/1/2028	$—	(58,148)	(58,334)	(0.01)%	D/E
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan C	SOFR(Q)	1.00%	4.50%	8.83%	6/1/2028	$62,571	61,949	61,948	0.01%	E
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	4.50%	8.83%	6/1/2028	$188,196	186,326	186,322	0.02%	E
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan A	SOFR(Q)	1.00%	4.50%	8.83%	6/1/2028	$216,724	214,571	214,565	0.02%	E
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.87%	8/21/2028	$2,326,991	2,298,821	2,294,855	0.21%	E
GC Champion Acquisition LLC (Numerix)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.25%	9.87%	8/21/2028	$8,876,623	8,685,234	8,754,037	0.81%	E
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.87%	8/19/2028	$7,806,611	7,650,171	7,647,941	0.71%	E
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.87%	8/21/2028	$646,386	638,561	637,459	0.06%	E
GC Waves Holdings, Inc. (Mercer)	First Lien Term Loan	SOFR(M)	0.75%	4.85%	9.21%	9/30/2030	$19,120,659	19,120,659	19,311,866	1.78%	E
GC Waves Holdings, Inc. (Mercer)	First Lien Revolver	SOFR(M)	0.75%	4.85%	9.21%	8/10/2029	$—	—	—	—	E
Payroc, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.75%	9.11%	11/1/2027	$7,591,707	7,505,408	7,530,973	0.70%	E
Payroc, LLC	First Lien Revolver	SOFR(M)	1.00%	4.75%	9.11%	11/1/2027	$—	(1,903)	(1,332)	—	D/E
Rialto Management Group, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.53%	12/5/2030	$11,472,352	11,359,042	11,357,628	1.05%	E/K
Rialto Management Group, LLC	First Lien Revolver	SOFR(M)	0.75%	5.00%	9.53%	12/5/2030	$—	(3,907)	(3,956)	—	D/E/K
SitusAMC Holdings Corporation	First Lien Term Loan B	SOFR(Q)	0.75%	5.60%	9.93%	6/28/2025	$7,963,710	7,928,268	8,027,420	0.74%	E
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.60%	9.93%	11/30/2027	$16,871,817	16,798,112	17,006,792	1.57%	E
Wealth Enhancement Group, LLC	First Lien Revolver	SOFR(Q)	1.00%	5.00%	9.50%	10/4/2028	$—	(1,928)	(10,309)	—	D/E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.50%	10/4/2028	$14,104,849	14,104,849	13,996,524	1.29%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.41%	10/4/2028	$2,625,146	2,598,281	2,597,245	0.24%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.50%	10/4/2028	$1,094,115	1,094,115	1,085,712	0.10%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.41%	10/2/2028	$—	(32,793)	(50,115)	—	D/E
White Cap Supply Holdings, LLC	First Lien Tranche B Term Loan	SOFR(M)	—	3.25%	7.61%	10/19/2029	$3,672,241	3,651,189	3,683,864	0.34%
								127,383,671	127,902,395	11.83%
Electrical Equipment
Spark Buyer, LLC (Sparkstone)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.77%	10/15/2031	$11,754,008	11,583,078	11,612,960	1.08%	E
Spark Buyer, LLC (Sparkstone)	First Lien Revolver	SOFR(Q)	0.75%	5.25%	9.77%	10/15/2031	$—	(34,186)	(28,210)	—	D/E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Electrical Equipment (Continued)
Spark Buyer, LLC (Sparkstone)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.77%	10/15/2031	$—	$(68,372)	$(56,419)	(0.01)%	D/E
								11,480,520	11,528,331	1.07%
Energy Equipment and Services
Liquid Tech Solutions Holdings, LLC (Diesel Direct)	First Lien Term Loan	SOFR(Q)	—	3.75%	8.12%	3/18/2028	$13,581,250	13,581,250	13,615,203	1.25%	E
Liquid Tech Solutions Holdings, LLC (Diesel Direct)	First Lien Term Loan	SOFR(M)	0.75%	4.75%	9.44%	3/20/2028	$6,418,750	6,328,091	6,434,797	0.60%	E
								19,909,341	20,050,000	1.85%
Environmental, Maintenance and Security Services
TruGreen Limited Partnership	First Lien Term Loan	SOFR(M)	0.75%	4.10%	8.46%	11/2/2027	$475,454	467,898	464,162	0.04%

Food Products
Chobani, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.36%	7.72%	10/25/2027	$572,518	553,418	577,742	0.05%
Chobani, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.75%	8.11%	10/25/2027	$291,060	289,992	293,789	0.03%
								843,410	871,531	0.08%
Health Care Equipment and Supplies
Chariot Buyer, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.25%	7.71%	11/3/2028	$1,747,101	1,714,193	1,759,663	0.16%

Healthcare Providers and Services
CHG Healthcare Services, Inc.	First Lien Term Loan	SOFR(Q)	—	3.00%	7.40%	9/29/2028	$1,990,121	1,966,525	1,999,793	0.18%
CHG Healthcare Services, Inc.	First Lien Term Loan	SOFR(Q)	—	3.76%	8.28%	9/30/2028	$388,040	388,040	391,757	0.04%
CNT Holdings I Corp.	First Lien Term Loan	SOFR(Q)	0.75%	3.50%	8.09%	11/8/2027	$806,850	803,755	813,131	0.08%
ImageFirst Holdings, LLC	First Lien Term Loan	Prime	—	4.25%	8.58%	4/27/2028	$8,246,732	8,130,888	8,267,349	0.77%	E
Ingenovis Health, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.25%	9.03%	3/5/2028	$240,591	237,767	142,951	0.01%
IvyRehab Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.35%	9.68%	4/23/2029	$5,425,261	5,226,361	5,288,217	0.49%	E
Raven Acquisition Holdings LLC (R1 RCM)	First Lien Term Loan	SOFR(M)	—	3.25%	7.61%	11/19/2031	$1,475,731	1,478,485	1,480,903	0.14%
Raven Acquisition Holdings LLC (R1 RCM)	First Lien Delayed Draw Term Loan	SOFR(M)	—	3.25%	7.61%	11/19/2031	$—	195	370	—
RecordXTechnologies, LLC (Ontellus)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.58%	5/20/2030	$4,328,938	4,292,858	4,350,583	0.40%	E
U.S. Anesthesia Partners, Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.25%	8.92%	9/23/2028	$2,430,904	2,379,480	2,422,335	0.22%
								24,904,354	25,157,389	2.33%
Health Care Technology
Athenahealth Group Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.25%	7.61%	2/15/2029	$4,935,187	4,922,934	4,957,223	0.45%
Cotiviti Holdings, Inc	First Lien Term Loan	SOFR(M)	—	2.75%	7.30%	2/24/2031	$3,456,152	3,465,785	3,479,930	0.32%
PointClickCare Technologies Inc. (Canada)	First Lien Term Loan	SOFR(Q)	—	3.25%	7.58%	10/16/2031	$1,588,777	1,589,002	1,600,693	0.15%	C
Polaris Newco, LLC	First Lien Term Loan	SOFR(Q)	0.50%	4.00%	8.85%	6/2/2028	$3,449,921	3,417,855	3,460,495	0.32%
Press Ganey Holdings Inc	First Lien Term Loan	SOFR(M)	—	3.25%	7.61%	4/24/2031	$498,750	499,057	500,777	0.05%
								13,894,633	13,999,118	1.29%
Hotels, Restaurants and Leisure
Fertitta Entertainment, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.50%	7.86%	1/27/2029	$3,840,518	3,816,646	3,859,529	0.36%
Great Canadian Gaming Corp. (Canada)	First Lien Term Loan	SOFR(Q)	—	4.75%	9.09%	11/1/2029	$695,760	693,899	696,195	0.06%	C
Motion Acquisition (Merlin Finco)	First Lien Term Loan B	SOFR(Q)	—	3.50%	7.83%	11/12/2029	$845,755	849,671	838,177	0.08%
Scientific Games Lottery	First Lien Term Loan	SOFR(Q)	0.50%	3.00%	7.59%	4/4/2029	$2,068,815	2,067,722	2,076,314	0.19%
Showtime Acquisition LLC (World Choice)	First Lien Term Loan	SOFR(Q)	—	4.75%	9.24%	8/13/2031	$29,281,978	28,933,179	29,006,141	2.68%	E
								36,361,117	36,476,356	3.37%
Household Durables
Bad Boy Mowers JV Acquisition, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.00%	10.45%	11/9/2029	$7,434,959	7,283,856	7,472,134	0.69%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Industrial Conglomerates
Cube Industrials Buyer Inc. (Circor)	First Lien Term Loan	SOFR(Q)	—	3.50%	8.13%	10/9/2031	$332,000	$331,191	$334,628	0.03%
LSF12 Crown US Commercial Bidco LLC	First Lien Term Loan	SOFR(Q)	—	4.25%	8.80%	12/2/2031	$597,000	597,641	597,003	0.06%
								928,832	931,631	0.09%
Insurance
Alera Group, Inc.	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.61%	9/30/2028	$271,583	268,237	271,583	0.03%	E
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.75%	10.09%	11/17/2025	$8,498,033	8,428,966	8,587,819	0.79%	E
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	9.61%	9/30/2028	$544,797	538,085	544,797	0.05%	E
Alliant Holdings Intermediate, LLC	First Lien Term Loan	SOFR(M)	—	2.75%	7.11%	9/19/2031	$2,954,012	2,934,863	2,965,267	0.27%
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(S)	0.75%	5.00%	9.70%	8/31/2029	$14,615,944	14,392,901	14,615,944	1.35%	E
AmeriLife Holdings, LLC	First Lien Revolver	SOFR(S)	0.75%	5.00%	9.70%	8/31/2028	$—	(4,614)	—	—	D/E
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	5.00%	9.70%	8/31/2029	$931,031	916,227	931,031	0.09%	E
Amynta Agency Borrower Inc. (Mayfield)	First Lien Term Loan	SOFR(M)	—	3.00%	7.34%	12/16/2031	$2,985,067	2,990,709	2,988,798	0.28%
AssuredPartners, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.50%	7.86%	12/27/2031	$5,310,819	5,328,231	5,328,238	0.49%
Galway Borrower LLC	First Lien Term Loan	SOFR(Q)	—	4.50%	8.83%	9/29/2028	$3,189,674	3,145,541	3,197,648	0.30%	E
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.82%	9/29/2028	$5,281,629	5,214,254	5,294,833	0.49%	E
Higginbotham Insurance Agency, Inc.	First Lien Term Loan	SOFR(M)	1.00%	4.50%	8.86%	11/25/2028	$14,560,321	14,479,586	14,472,959	1.33%	E
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	4.75%	9.11%	11/25/2026	$373,653	362,869	373,653	0.03%	E
HUB International Limited	First Lien Term Loan	SOFR(Q)	0.75%	2.75%	7.37%	6/20/2030	$4,478,631	4,485,177	4,511,415	0.42%
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.51%	8/25/2028	$7,973,881	7,928,417	8,005,777	0.74%	E
Integrity Marketing Acquisition, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.00%	9.51%	8/25/2028	$—	(121,196)	—	—	D/E
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.51%	8/25/2028	$—	(29,687)	30,747	—	D/E
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(M)	0.75%	6.50%	10.86%	7/19/2030	$3,388,616	3,339,505	3,422,502	0.32%	E
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	9.83%	11/1/2028	$6,262,360	6,196,232	6,246,744	0.58%	E
RSC Acquisition, Inc. (Risk Strategies)	First Lien Initial Term Loan	SOFR(Q)	0.75%	4.75%	9.08%	11/1/2029	$1,626,202	1,626,202	1,628,235	0.15%
RSC Acquisition, Inc. (Risk Strategies)	First Lien Initial Term Loan	SOFR(Q)	1.00%	4.75%	9.08%	11/1/2029	$1,100,172	1,100,172	1,101,547	0.10%
RSC Acquisition, Inc. (Risk Strategies)	First Lien Initial Term Loan	SOFR(Q)	0.75%	4.75%	9.08%	11/1/2029	$764,696	764,696	765,652	0.07%
RSC Acquisition, Inc. (Risk Strategies)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	9.08%	11/1/2029	$656,214	656,214	656,214	0.06%	E
RSC Acquisition, Inc. (Risk Strategies)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	9.08%	11/1/2029	$182,652	182,652	182,880	0.02%
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	First Lien Term Loan	SOFR(Q)	—	3.00%	7.59%	7/13/2031	$4,423,240	4,399,976	4,455,375	0.41%
Truist Insurance Holdings, LLC	First Lien Term Loan	SOFR(Q)	—	2.75%	7.08%	5/6/2031	$1,483,726	1,488,305	1,490,447	0.14%
								91,012,520	92,070,105	8.51%
Internet and Catalog Retail
Syndigo, LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.76%	9.28%	12/14/2027	$6,233,436	6,227,516	6,252,915	0.58%	E

Internet and Direct Marketing Retail
Pug LLC	First Lien Term Loan	SOFR(M)	—	4.75%	9.11%	3/15/2030	$2,747,463	$2,735,065	$2,757,766	0.26%

Internet Software and Services
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(Q)	1.00%	6.00%	10.62%	1/26/2029	$2,110,569	$2,067,684	$2,113,693	0.20%	C/E
Bynder Bidco B.V. (Netherlands)	First Lien Revolver B	SOFR(Q)	1.00%	6.00%	10.62%	1/26/2029	$—	$(958)	$—	—	C/D/E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Internet Software and Services (Continued)
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(Q)	1.00%	6.00%	10.62%	1/26/2029	$582,226	$570,396	$583,088	0.05%	C/E
Bynder Bidco, Inc. (Netherlands)	First Lien Revolver A	SOFR(Q)	1.00%	6.00%	10.62%	1/26/2029	$—	(3,478)	—	—	C/D/E
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.76%	8/29/2029	$8,579,230	8,412,792	8,750,815	0.81%	E
e-Discovery Acquireco, LLC (Reveal)	First Lien Revolver	SOFR(Q)	1.00%	6.25%	10.76%	8/29/2029	$—	(21,646)	—	—	D/E
e-Discovery Acquireco, LLC (Reveal)	First Lien Initial Term Loan	SOFR(Q)	1.00%	5.50%	10.01%	9/1/2028	$6,640,840	6,585,752	6,612,683	0.61%	E
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.97%	8/29/2029	$2,757,392	2,744,842	2,762,907	0.26%	E
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.97%	8/29/2029	$12,376,482	12,271,865	12,401,235	1.14%	E
Magenta Buyer, LLC (McAfee)	Second Lien Third Out Term Loan	SOFR(Q)	0.75%	1.76% Cash + 5.50% PIK	11.85%	7/27/2028	$338,404	317,820	119,045	0.01%	G
Magenta Buyer, LLC (McAfee)	Second Lien Second Out Term Loan	SOFR(Q)	0.75%	1.76% Cash + 6.25% PIK	12.60%	7/27/2028	$1,073,332	1,039,698	645,786	0.06%
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	—	3.00%	7.37%	3/1/2029	$4,643,769	4,628,527	4,653,637	0.43%
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	7.01%	11.60%	7/27/2028	$1,393,410	1,349,154	1,288,904	0.12%
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.84%	7/27/2028	$405,750	401,156	413,993	0.04%
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	12.32%	2/1/2029	$1,445,490	1,420,893	1,451,272	0.13%	E
Oranje Holdco, Inc. (KnowBe4)	First Lien Revolver	SOFR(Q)	1.00%	7.75%	12.32%	2/1/2029	$—	(3,075)	—	—	D/E
Oranje Holdco, Inc. (KnowBe4)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.25%	11.82%	2/1/2029	$1,116,745	1,096,909	1,102,227	0.10%	E
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Revolver	SOFR(M)	0.75%	6.90%	11.25%	1/24/2028	$—	(10,042)	(1,393)	—	C/D/E
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	0.90% Cash + 6.25% PIK	11.78%	1/24/2028	$9,951,664	9,798,741	9,899,074	0.92%	C/E
								52,667,030	52,796,966	4.88%
IT Services
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.58%	10/19/2028	$3,776,510	3,716,797	3,804,834	0.35%	E
Avalara, Inc.	First Lien Revolver	SOFR(Q)	0.75%	6.25%	10.58%	10/19/2028	$—	(5,971)	—	—	D/E
CrewLine Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.35%	11/8/2030	$9,559,143	9,359,418	9,683,412	0.90%	E
CrewLine Buyer, Inc. (New Relic)	First Lien Revolver	SOFR(Q)	1.00%	6.75%	11.35%	11/8/2030	$—	(20,805)	—	—	D/E
Fortress Intermediate 3, Inc	First Lien Term Loan	SOFR(M)	—	3.50%	7.86%	6/9/2031	$1,246,875	1,249,794	1,252,336	0.12%
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.47%	6/3/2030	$11,229,177	11,026,324	10,993,364	1.02%	E
Intercept Bidco, Inc.	First Lien Revolver	SOFR(Q)	1.00%	6.00%	10.47%	6/3/2030	$—	(31,208)	(36,279)	—	D/E
Intercept Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	10.47%	6/3/2030	$—	(23,406)	(54,418)	(0.01)%	D/E
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.59% Cash + 1.51% PIK	11.84%	12/29/2028	$2,243,977	2,199,411	2,156,462	0.20%	E
Madison Logic Holdings, Inc.	First Lien Revolver	SOFR(M)	1.00%	7.50%	11.84%	12/30/2027	$—	(1,541)	(3,346)	—	D/E
Research Now Group, LLC (Dynata)	First Lien Term Loan	SOFR(Q)	1.00%	5.76%	10.29%	10/15/2028	$1,666,310	1,463,189	1,559,566	0.14%
Research Now Group, LLC (Dynata)	First Lien Term Loan	SOFR(Q)	—	5.26%	9.79%	5/22/2028	$235,262	215,461	236,635	0.02%
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(S)	1.00%	6.50%	10.92%	5/13/2030	$4,099,217	4,020,774	4,119,713	0.38%	E
Serrano Parent, LLC (Sumo Logic)	First Lien Revolver	SOFR(S)	1.00%	6.50%	10.92%	5/13/2030	$—	(7,844)	—	—	D/E
								33,160,393	33,712,279	3.12%
Life Sciences Tools and Services
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	11.66%	12/21/2028	$978,845	956,172	985,697	0.09%	E
Alcami Corporation	First Lien Revolver	SOFR(M)	1.00%	7.10%	11.44%	12/21/2028	$9,988	6,905	9,988	—	E
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.10%	11.55%	12/21/2028	$72,037	70,369	72,541	0.01%	E
Curia Global, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.75%	8.44%	8/30/2026	$997,111	982,002	956,085	0.09%
DNAnexus, Inc	First Lien Term Loan	SOFR(M)	3.00%	5.25%	9.62%	12/20/2029	$5,997,566	5,937,590	5,937,590	0.55%	E
DNAnexus, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	3.00%	5.25%	9.62%	12/20/2029	$1,199,513	1,019,586	1,019,586	0.09%	E
Parexel International, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.00%	7.36%	11/15/2028	$1,240,988	1,236,936	1,251,071	0.12%
								10,209,560	10,232,558	0.95%
Machinery
AI Aqua Merger Sub, Inc. (Osmosis Buyer) (United Kingdom)	First Lien Term Loan	SOFR(M)	0.50%	3.50%	8.05%	7/31/2028	$2,158,837	2,126,591	2,163,349	0.20%	C

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Machinery (Continued)
Alliance Laundry Systems, LLC	First Lien Term Loan B	SOFR(M)	—	3.50%	7.84%	8/19/2031	$129,000	$128,388	$130,026	0.01%
Blackbird Purchaser, Inc.	First Lien Term Loan	Prime	0.75%	5.50%	9.83%	12/19/2030	$2,370,874	2,330,485	2,328,198	0.22%	E
Blackbird Purchaser, Inc.	First Lien Revolver	SOFR(Q)	0.75%	5.50%	9.83%	12/19/2030	$78,777	73,560	73,105	0.01%	E
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	Prime	0.75%	5.50%	9.83%	12/19/2030	$161,348	153,418	152,970	0.01%	E
Filtration group corporation	First Lien Term Loan	SOFR(M)	—	3.50%	7.97%	10/21/2028	$1,236,804	1,239,550	1,248,090	0.12%
Husky Injection Molding Systems Ltd. (Canada)	First Lien Term Loan	SOFR(S)	—	4.50%	8.78%	2/15/2029	$4,329,734	4,345,337	4,371,689	0.40%	C
Indicor, LLC (Roper Industrial Pro)	First Lien Term Loan	SOFR(Q)	—	2.75%	7.08%	11/22/2029	$492,537	490,209	494,384	0.05%
INNIO North American Holding Inc.	First Lien Term Loan	SOFR(Q)	—	3.25%	7.90%	11/2/2028	$1,221,889	1,226,038	1,230,296	0.11%
Madison IAQ LLC	First Lien Term Loan	SOFR(S)	0.50%	2.75%	7.89%	6/21/2028	$1,016,304	976,834	1,021,228	0.09%
								13,090,410	13,213,335	1.22%
Media
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.90%	9.49%	10/1/2029	$6,374,983	6,374,983	6,374,983	0.59%	E
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.90%	9.49%	10/1/2029	$1,132,492	1,132,492	1,132,934	0.10%	E
Kid Distro Holdings, LLC	First Lien Revolver	SOFR(Q)	1.00%	4.90%	9.49%	10/1/2029	$—	—	—	—	E
NEP Group, Inc. et al	First Lien Term Loan (2.0% Exit Fee)	SOFR(M)	1.00%	3.36% Cash + 1.50% PIK	9.22%	8/19/2026	$4,431,352	4,206,444	4,061,334	0.38%	H
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.76% PIK	14.09%	3/31/2025	$3,487,343	3,487,374	2,095,893	0.19%	E
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.76% PIK	14.09%	3/31/2025	$204,289	204,289	204,289	0.02%	E
Streamland Media Midco LLC	First Lien Term Loan	SOFR(Q)	1.00%	9.76% PIK	14.09%	3/31/2025	$204,289	204,289	204,289	0.02%	E
Streamland Media Midco LLC	First Lien Term Loan	SOFR(M)	1.00%	9.76% PIK	14.09%	3/31/2025	$134,867	134,838	134,867	0.01%	E
TL Voltron Purchaser, LLC (GES)	First Lien Term Loan	SOFR(M)	1.00%	5.25%	9.61%	12/31/2030	$11,754,613	11,519,612	11,519,521	1.07%	E
Zayo Group Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.25%	8.61%	3/9/2027	$709,925	701,285	668,618	0.06%
								27,965,606	26,396,728	2.44%
Metals and Mining
Grinding Media Inc. (Molycop LTD)	First Lien Term Loan	SOFR(Q)	0.75%	3.50%	8.02%	10/21/2028	$498,750	499,989	501,867	0.05%

Oil, Gas and Consumable Fuels
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.75%	11.23%	10/2/2029	$1,264,178	1,233,616	1,259,121	0.12%	E

Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	1.00 Cash + 5.33% PIK	10.65%	11/30/2026	$4,841,951	4,713,974	4,211,529	0.38%	E
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	1.00 Cash + 5.33% PIK	10.65%	11/30/2026	$203,569	198,453	177,064	0.02%	E
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.65%	11.33%	12/23/2026	$1,570,713	1,547,185	1,571,970	0.15%	E
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	10.48%	12/19/2025	$1,255,570	1,255,570	1,255,570	0.12%	E
								7,715,182	7,216,133	0.67%
Professional Services
Allied Benefit Systems Intermediate, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.61%	10/31/2030	$7,925,903	7,826,914	8,005,162	0.74%	E
Allied Benefit Systems Intermediate, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.50%	5.25%	9.73%	10/31/2030	$1,453,512	1,435,359	1,468,047	0.14%	E
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.50%	6.00%	10.33%	10/24/2029	$15,007,034	14,718,235	14,721,900	1.35%	E
Applause App Quality, Inc.	First Lien Revolver	SOFR(Q)	1.50%	6.00%	10.33%	10/24/2029	$—	(28,062)	(28,513)	—	D/E
Bullhorn, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.36%	10/1/2029	$10,262,184	10,239,522	10,262,184	0.95%	E
Bullhorn, Inc.	First Lien Revolver	SOFR(M)	1.00%	5.00%	9.36%	10/1/2029	$—	(2,442)	(29,571)	—	D/E
Bullhorn, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	—	5.00%	9.36%	9/30/2029	$11,721,795	11,717,757	11,721,795	1.08%	E
Bullhorn, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.36%	9/30/2029	$414,474	411,440	414,474	0.04%	E
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.61%	6/30/2028	$2,136,757	2,111,880	2,110,069	0.20%	E
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.61%	6/30/2028	$745,373	734,340	736,063	0.07%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Professional Services (Continued)
Cherry Bekaert Advisory, LLC	First Lien Revolver	SOFR(M)	0.75%	5.25%	9.61%	6/30/2028	$—	$(5,207)	$(5,586)	—	D/E
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	9.61%	6/30/2028	$880,362	870,106	869,366	0.08%	E
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	9.61%	6/30/2028	$859,867	845,510	847,754	0.08%	E
CoreLogic, Inc. (fka First American Corporation)	First Lien Term Loan	SOFR(M)	0.50%	3.61%	7.97%	6/2/2028	$2,481,838	2,467,179	2,455,022	0.23%
Deerfield Dakota Holding, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.75%	8.08%	4/9/2027	$2,646,803	2,595,083	2,594,701	0.24%
DTI Holdco, Inc. (Epiq)	First Lien Term Loan	SOFR(M)	0.75%	4.75%	9.11%	4/26/2029	$16,577,937	16,490,822	16,733,355	1.54%
Element Materials Technology Group US Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.50%	3.75%	8.08%	6/24/2029	$686,681	682,812	692,047	0.06%
GI Consilio Parent LLC (Skopima Consilio Parent LLC)	First Lien Term Loan	SOFR(M)	0.50%	4.61%	9.19%	5/14/2029	$10,917,500	10,760,180	10,972,088	1.01%
GI Consilio Parent LLC (Skopima Consilio Parent LLC)	First Lien Term Loan	SOFR(M)	0.50%	3.75%	8.12%	5/15/2028	$9,082,500	9,059,794	9,127,913	0.84%
HSI Halo Acquisitions, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.59%	6/28/2031	$6,180,927	6,133,675	6,211,832	0.57%	E
HSI Halo Acquisitions, Inc.	First Lien Revolver	SOFR(Q)	0.75%	5.00%	9.59%	6/28/2031	$—	—	—	—	E
HSI Halo Acquisitions, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.64%	6/28/2031	$191,314	191,314	196,833	0.02%	E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.58%	1/16/2030	$4,658,714	4,580,459	4,640,079	0.43%	E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Revolver	SOFR(Q)	1.00%	5.25%	9.58%	1/16/2030	$—	(10,284)	(2,449)	—	D/E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.58%	1/16/2030	$—	(17,140)	(4,082)	—	D/E
ICIMS, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.25%	10.88%	8/18/2028	$1,152,092	1,139,521	1,137,576	0.11%	E
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.37%	12/20/2031	$5,606,915	5,537,076	5,536,829	0.51%	E
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Revolver	SOFR(M)	0.75%	5.00%	9.37%	12/20/2031	$—	(13,539)	(13,565)	—	D/E
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.00%	9.37%	12/20/2031	$—	(16,923)	(33,913)	—	D/E
OMNIA Partners, LLC	First Lien Term Loan	SOFR(Q)	1.00%	2.75%	7.37%	7/25/2030	$484,560	482,416	487,545	0.05%
Secretariat Advisors LLC	First Lien Term Loan	SOFR(M)	0.75%	4.86%	9.22%	12/16/2028	$1,290,315	1,293,521	1,288,702	0.12%	E
Secretariat Advisors LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.86%	9.22%	12/16/2028	$205,834	206,346	205,577	0.02%	E
Vensure Employer Services, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.33%	9/27/2031	$13,266,446	13,146,345	13,140,415	1.21%	E
Vensure Employer Services, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.33%	9/19/2031	$—	13,333	(26,170)	—	D/E
								125,597,342	126,433,479	11.69%
Real Estate Management and Development
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(M)	0.75%	5.75%	10.11%	1/18/2030	$7,324,992	7,201,932	7,213,872	0.67%	E
Community Merger Sub Debt LLC (CINC Systems)	First Lien Revolver	SOFR(M)	0.75%	5.75%	10.11%	1/18/2030	$—	(33,608)	(30,305)	—	D/E
Forest City Enterprises, L.P.	First Lien Term Loan	SOFR(M)	—	3.61%	7.96%	12/8/2025	$902,764	897,353	886,966	0.08%
								8,065,677	8,070,533	0.75%
Software
Applied Systems, Inc.	First Lien Term Loan	SOFR(Q)	0.50%	3.00%	7.33%	9/19/2026	$1,243,894	1,244,605	1,257,396	0.12%
Barracuda Parent LLC	First Lien Term Loan	SOFR(Q)	—	4.50%	9.09%	8/15/2029	$678,120	665,149	629,085	0.06%
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.64%	9/12/2029	$17,648,902	17,329,874	17,666,551	1.62%	E
Bluefin Holding, LLC (Allvue)	First Lien Revolver	SOFR(Q)	1.00%	6.25%	10.64%	9/12/2029	$—	(23,289)	—	—	D/E
Boxer Parent Company, Inc.	First Lien Term Loan	SOFR(Q)	—	3.75%	8.34%	7/30/2031	$2,465,147	2,469,162	2,488,541	0.23%
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(M)	1.50%	7.75%	12.11%	5/22/2029	$12,000,000	11,894,137	11,856,000	1.10%	E, H
Central Parent, Inc.	First Lien Term Loan	SOFR(Q)	—	3.25%	7.58%	7/6/2029	$990,019	975,531	978,203	0.09%
Clever Devices Ltd.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.66%	6/12/2030	$2,215,165	2,164,917	2,237,317	0.21%	E
Clever Devices Ltd.	First Lien Revolver	SOFR(M)	1.00%	6.00%	10.36%	6/12/2030	$371,050	350,008	371,050	0.03%	E
Cloudera, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.85%	8.21%	10/8/2028	$3,527,723	3,480,306	3,524,971	0.33%
Clover Holding 2, LLC (COHESITY)	First Lien Term Loan	SOFR(Q)	—	4.00%	8.43%	10/31/2031	$4,954,000	4,941,618	5,015,925	0.46%	E
Connectwise	First Lien Term Loan	SOFR(Q)	—	3.76%	8.09%	9/30/2028	$1,477,796	1,482,874	1,489,345	0.14%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Software (Continued)
Delta Topco, Inc	First Lien Term Loan	SOFR(S)	—	3.50%	8.20%	12/24/2029	$3,450,899	$3,464,158	$3,482,181	0.32%
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	12.01%	3/30/2029	$2,780,810	2,731,101	2,791,933	0.26%	E
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	12.01%	3/30/2029	$—	(4,111)	—	—	D/E
Douglas Holdings, Inc (Docupace)	First Lien Term Loan	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.45%	8/27/2030	$8,550,747	8,429,920	8,431,037	0.78%	E
Douglas Holdings, Inc (Docupace)	First Lien Revolver	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.45%	8/27/2030	$—	(10,507)	(10,410)	—	D/E
Douglas Holdings, Inc (Docupace)	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.45%	8/27/2030	$165,063	165,064	150,281	0.01%	E
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.45%	8/27/2030	$—	(13,133)	(26,024)	—	D/E
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan A	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.45%	8/27/2030	$—	(14,447)	(28,626)	—	D/E
Epicor Software Corporation (fka Eagle Parent Inc.)	First Lien Term Loan	SOFR(M)	0.75%	2.75%	7.11%	5/30/2031	$3,769,936	3,742,530	3,801,547	0.35%
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	3.00% Cash + 3.25% PIK	11.08%	5/22/2029	$4,036,148	3,983,233	3,975,606	0.37%	E
Fusion Risk Management, Inc.	First Lien Revolver	SOFR(Q)	1.00%	3.00% Cash + 3.25% PIK	11.08%	5/22/2029	$—	(9,889)	(6,864)	—	D/E
Greeneden U.S. Holdings II, LLC (Genesys Telecommunications Laboratories Inc)	First Lien Term Loan	SOFR(M)	—	3.00%	7.36%	12/1/2027	$3,130,662	3,101,596	3,160,857	0.29%
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	11.21%	7/9/2029	$1,619,552	1,600,751	1,577,185	0.15%	E
GTY Technology Holdings Inc.	First Lien Revolver	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	11.21%	7/9/2029	$—	(3,419)	(6,916)	—	D/E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.58% Cash + 4.30% PIK	11.21%	7/9/2029	$1,252,635	1,237,862	1,219,866	0.11%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.67% Cash + 4.55% PIK	11.68%	7/9/2029	$325,564	308,014	306,895	0.03%	E
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	10.61%	9/26/2030	$14,164,479	13,961,736	13,980,341	1.28%	C/E
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Revolver	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	10.61%	9/26/2030	$—	(26,612)	(24,341)	—	C/D/E
JOBVITE, Inc. (Employ, Inc.)	First Lien Term Loan	SOFR(Q)	0.75%	7.50%	12.02%	8/5/2028	$2,321,515	2,286,062	2,284,881	0.21%	E
Kong Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	13.42%	11/1/2027	$970,973	958,382	970,488	0.09%	E
Kong Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.50% Cash + 3.25% PIK	13.42%	11/1/2027	$515,193	506,867	514,935	0.05%	E
Logicmonitor, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.99%	11/19/2031	$14,852,100	14,705,970	14,669,419	1.35%	E
Logicmonitor, Inc	First Lien Revolver	SOFR(Q)	0.75%	5.50%	9.99%	11/19/2031	$—	(18,266)	(22,835)	—	D/E
Maverick Bidco, Inc. (Mitratech)	First Lien No. 2 Term Loan	SOFR(Q)	0.75%	4.51%	9.10%	5/18/2028	$12,312,500	12,112,627	12,327,891	1.14%
MH Sub I, LLC (Micro Holding Corp.)	First Lien Term Loan	SOFR(M)	—	4.25%	8.82%	12/11/2031	$—	(1,417)	(1,887)	—	D
MH Sub I, LLC (Micro Holding Corp.)	First Lien 2023 Incremental Term Loan	SOFR(M)	1.00%	4.25%	8.82%	5/3/2028	$2,750,375	2,729,707	2,754,913	0.25%
Mitchell International Inc	First Lien Term Loan	SOFR(M)	0.50%	3.25%	7.61%	6/17/2031	$1,678,793	1,674,123	1,681,781	0.16%
Planview Parent, Inc.	First Lien Term Loan	SOFR(Q)	—	3.50%	7.83%	12/17/2027	$2,255,857	2,244,641	2,274,772	0.21%
Project Boost Purchaser, LLC (JD Power, AutoData Inc)	First Lien Term Loan	SOFR(Q)	—	3.50%	8.15%	7/2/2031	$1,361,559	1,362,612	1,372,935	0.13%
Proofpoint, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.00%	7.36%	8/21/2028	$4,824,141	4,804,348	4,853,110	0.45%
Qlik Technologies Inc. (Project Alpha)	First Lien Term Loan	SOFR(Q)	—	3.25%	7.58%	10/28/2030	$1,243,750	1,249,042	1,253,271	0.12%
Qlik Technologies Inc. (Project Alpha)	First Lien Term Loan	SOFR(Q)	—	3.25%	7.58%	10/26/2030	$353,000	352,118	355,702	0.03%
RealPage, Inc	First Lien Term Loan	SOFR(Q)	—	3.75%	8.08%	4/22/2028	$648,000	644,781	651,849	0.06%
Sophia, L.P. (Ellucian)	First Lien Term Loan	SOFR(M)	0.50%	3.00%	7.36%	10/7/2029	$2,003,526	2,008,353	2,019,554	0.19%
Sovos Compliance, LLC (fka Taxware, LLC)	First Lien Term Loan	SOFR(M)	0.50%	4.61%	8.97%	8/11/2028	$306,383	301,738	309,012	0.03%
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.25%	9.58%	6/30/2028	$574,886	569,404	564,998	0.05%	E
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.58%	6/30/2028	$—	(13,054)	(23,543)	—	D/E
TIBCO Software Inc.	First Lien Term Loan	SOFR(Q)	—	3.50%	7.83%	3/30/2029	$3,289,752	3,289,752	3,303,585	0.31%
TIBCO Software Inc.	First Lien Term Loan	SOFR(Q)	—	3.75%	8.08%	3/21/2031	$870,400	870,400	874,286	0.08%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2024

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Software (Continued)
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50%	9.86%	7/25/2029	$9,312,458	$9,100,124	$9,076,853	0.84%	E
Trintech, Inc.	First Lien Revolver	SOFR(M)	1.00%	5.50%	9.86%	7/25/2029	$206,737	190,238	188,430	0.02%	E
UKG Inc.	First Lien Term Loan	SOFR(Q)	—	3.00%	7.62%	1/30/2031	$5,406,199	5,389,588	5,451,097	0.50%
VS Buyer, LLC	First Lien Term Loan	SOFR(M)	—	2.75%	7.12%	4/12/2031	$1,496,250	1,503,220	1,509,342	0.14%
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.33%	11/22/2028	$2,501,299	2,469,693	2,526,312	0.23%	E
Zendesk Inc.	First Lien Revolver	SOFR(Q)	0.75%	5.00%	9.33%	11/22/2028	$—	(3,262)	—	—	D/E
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.33%	11/22/2028	$—	(3,961)	6,109	—	D/E
								160,902,569	162,036,192	14.98%
Specialty Retail
Fender Musical Instruments Corp.	First Lien Term Loan B	SOFR(M)	0.50%	4.10%	8.46%	12/1/2028	$1,657,878	1,609,359	1,628,873	0.15%
Les Schwab Tire Centers (LS Group)	First Lien Term Loan	SOFR(M)	—	3.00%	7.36%	4/17/2031	$1,243,750	1,248,106	1,251,523	0.12%
Mavis Discount Tire Inc	First Lien Term Loan	SOFR(M)	—	3.50%	7.86%	5/4/2028	$1,231,790	1,231,790	1,241,607	0.11%
Woof Holdings, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.01%	8.34%	12/21/2027	$934,908	916,966	601,263	0.06%
								5,006,221	4,723,266	0.44%
Trading Companies and Distributors
BCPE Empire Holdings, Inc.	First Lien Term Loan	SOFR(M)	—	3.50%	7.86%	2/1/2027	$1,240,780	1,237,324	1,249,186	0.12%
Foundation Building Materials, Inc	First Lien Term Loan	SOFR(Q)	—	4.00%	8.59%	1/29/2031	$1,996,317	1,979,128	1,970,125	0.17%
Veritiv Corp.	First Lien Term Loan	SOFR(Q)	—	4.50%	8.83%	11/17/2030	$490,767	488,327	492,914	0.05%
								3,704,779	3,712,225	0.34%
Textiles, Apparel and Luxury Goods
WH Borrower, LLC (WHP)	First Lien Term Loan	SOFR(Q)	0.50%	5.50%	10.15%	2/15/2027	$99,494	(150,506)	100,986	0.01%	D/E

Technology Hardware, Storage and Peripherals
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	11.01%	4/25/2031	$12,800,000	12,688,337	12,976,000	1.20%	C/E

Transportation Infrastructure
Apple Bidco, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.50%	7.86%	9/22/2028	$440,425	439,563	443,490	0.04%
Bleriot US Bidco Inc.	First Lien Term Loan	SOFR(Q)	—	2.75%	7.08%	10/30/2026	$1,657,849	1,651,141	1,668,600	0.15%
Brown Group Holding, LLC	First Lien Term Loan	SOFR(M)	0.50%	2.50%	6.86%	7/2/2029	$1,857,499	1,846,465	1,865,105	0.18%
								3,937,169	3,977,195	0.37%

Total Debt Investments - 159.7% of Net Assets								1,034,648,797	1,039,985,833	96.19%

Equity Securities
IT Services
New Insight Holdings, Inc. (Dynata)	Common Stock						$22,972	402,032	407,753	0.04%	E, I, J

Paper and Forest Products
48forty Intermediate Holdings, Inc.	Common Stock						$362	—	—	—	E, I, J

Total Equity Securities - 0.1% of Net Assets								402,032	407,753	0.04%

Total Investments - 159.8% of Net Assets								1,035,050,829	1,040,393,586	96.23%

Cash and Cash Equivalents - 6.3% of Net Assets									41,078,437	3.77%

Total Cash and Investments - 166.1% of Net Assets									1,081,472,023	100.00%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2024

Notes to Schedule of Investments:

(A)
Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933 (the “Securities Act”). Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)
100.0% of the fair value of total senior secured loans in the Fund’s portfolio bear interest at a floating rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), “S”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”. In addition, 81.2% of the fair value of such senior secured loans have floors of 0.50% to 2.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2024 of all contracts within the specified loan facility. SOFR resets monthly (M), quarterly (Q) or semiannually (S).
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
(E)
Investments are considered Level 3 in accordance with ASC Topic 820 (see Note 2).
(F)
As of December 31, 2024, the Fund generally uses GICS codes to identify the industry groupings.
(G)
Non-accruing debt investment.
(H)
In addition to the stated coupon, investment has an exit fee payable upon repayment of the loan in an amount equal to the percentage of the original principal amount shown.
(I)
Restricted security (See Note 12).
(J)
Non-income producing investment.
(K)
Deemed an investment company under Section 3(c) of the 1940 Act and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets

Aggregate acquisitions and aggregate dispositions of investments totaled $775,269,249 and $142,736,794, respectively for the year ended December 31, 2024. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on investments. The total value of restricted securities and bank debt as of December 31, 2024 was $1,040,393,586 or 96.2% of total cash and investments of the Fund. As of December 31, 2024, approximately 5.7% of the total assets of the Fund were not qualifying assets under Section 55(a) of the 1940 Act.

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

December 31, 2024

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

2. Summary of Significant Accounting Policies (Continued)

At December 31, 2024, the Fund’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—
2	Other direct and indirect observable market inputs(2)	290,975,310	—	290,975,310
3	Valuation sources that employ significant unobservable inputs	749,010,523	407,753	749,418,276
Total		$1,039,985,833	$407,753	$1,040,393,586

______________________

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2024 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1)
Bank Debt	$610,403,131	Income Approach	Discount rate	8.6% - 14.0% (10.2%)
	4,388,593	Asset Approach	EBITDA Multiple	7.50x (7.50x)
	131,579,461	Market Quotations	Indicative bid/ask quotes	1 (1)
	2,639,338	Market Comparable Companies	Revenue Multiple	0.9x (0.9x)
Equity	—	Asset Approach	EBITDA Multiple	7.50x (7.50x)
	407,753	Market Quotations	Indicative bid/ask quotes	1 (1)
$749,418,276

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 for the year ended December 31, 2024 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$249,673,453	$—	$249,673,453
Net realized and unrealized gains (losses)	3,010,451	5,721	3,016,172
Acquisitions(1)	575,294,446	402,032	575,696,478
Dispositions	(68,692,554)	—	(68,692,554)
Transfers into Level 3(2)	3,146,273	—	3,146,273
Transfers out Level 3(3)	(13,421,546)	—	(13,421,546)
Ending balance	$749,010,523	$407,753	$749,418,276

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$3,302,560	$5,721	$3,308,281

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

December 31, 2024

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 during the year ended December 31, 2023 were as follows:

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At December 31, 2024, included in cash and cash equivalents was $19.7 million (3.0% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.35%. At December 31, 2023, included in cash and cash equivalents was $5.0 million (2.1% of net assets) held in JP Morgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 5.20%.

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

Foreign Currency Investments

The Fund may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at December 31, 2024 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Fund did not hold any investments denominated in foreign currency at December 31, 2024 or December 31, 2023.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

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

During each of the 36 months following the commencement of the Fund’s operations, the Fund will reimburse the Investment Adviser for any and all Expense Payments incurred by the Investment Adviser under the Expense Support Agreement to the extent that the Fund’s annual Operating Expenses (as defined below) do not exceed 1.25% of the value of the Fund’s net assets, calculated monthly based on month-end net assets. “Operating Expenses” for purposes of the Expense Support Agreement means all annual operating expenses of the Fund incurred in the ordinary course of business, excluding offering costs incurred by the Fund, interest expense and other financing costs, portfolio transaction and other investment-related costs, base management fee and incentive fee payable pursuant to the Advisory Agreement, shareholder servicing and/or distribution fees, taxes and any other extraordinary expenses not incurred in the ordinary course of business (including, without limitation, litigation expenses). From inception of the Fund through December 31, 2024, the Adviser had incurred $0.8 million related to organizational and offering expenses. For the year ended December 31, 2024, the Fund’s annual operating expenses did not exceed 1.25% of the value of the Fund’s net assets, and the Fund is therefore obligated to reimburse the Investment Adviser for such portion of Expense Payments incurred by the Investment Adviser under the Expense Support Agreement.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

2. Summary of Significant Accounting Policies (Continued)

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

The tax returns of the Fund remain open for examination by tax authorities for a period of three years from the date they are filed. No such examinations are currently pending. Management has analyzed tax laws and regulations and their application to the Fund as of December 31, 2024, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability in the financial statements.

The final tax characterization of distributions is determined after the fiscal year and is reported on Form 1099 and in the Fund’s annual report to shareholders. Distributions can be characterized as ordinary income, capital gains and/or return of capital.

U.S. GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net assets or net asset values per share. As of December 31, 2024 and December 31, 2023, permanent difference attributable to non-deductible expenses were reclassified to the following accounts:

	December 31, 2024	December 31, 2023
Paid-in capital	$—	$(106,746)
Accumulated earnings	—	106,746

The tax character of distributions paid were as follows:

	December 31, 2024	December 31, 2023
Ordinary income	$46,687,309	$21,171,862
Long Term Capital Gains	126,412	—
Total	$46,813,721	$21,171,862

As of December 31, 2024 and December 31, 2023, the tax components of accumulated net earnings (losses) were as follows:

	December 31, 2024	December 31, 2023
Undistributed ordinary income	$—	$2,300,637
Undistributed Capital Gains/Non-expiring capital loss carryforward (1)	(255,056)	126,412
Net unrealized gains (losses)(2)	3,219,470	1,997,084
Total accumulated earnings (losses)	$2,964,414	4,424,133

______________________

(1) Amount available to offset future realized capital gains.

(2) The difference between book-basis and tax-basis net unrealized gains (losses) was attributable primarily to amortization methods on fixed income securities and the accrual of income on securities in default.

As of December 31, 2024 and December 31, 2023, gross unrealized appreciation and depreciation based on cost of investments (including short positions and derivatives, if any) for U.S. federal income tax purposes were as follows:

	December 31, 2024	December 31, 2023
Tax basis of investments	$1,035,957,647	$398,929,289

Unrealized appreciation	9,539,829	5,927,022
Unrealized depreciation	(5,103,890)	(3,929,938)
Net unrealized appreciation (depreciation)	$4,435,939	$1,997,084

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

2. Summary of Significant Accounting Policies (Continued)

Important Tax Information (Unaudited)

The Fund hereby designates the following amount, or maximum amount allowable by law, as interest income eligible to be treated as a Section 163(j) interest dividend for the fiscal year ended December 31, 2024:

December 31, 2024
Interest Dividends	$42,903,189

The fund hereby designates the following amounts, or maximum amounts allowable by law, as interest-related dividends eligible for exemption from U.S. withholding tax for nonresident aliens and foreign corporations for the fiscal year ended December 31, 2024:

December 31, 2024
Interest-Related Dividends	$41,379,060

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Fund has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 12 for more information on the adoption of ASU 2023-07.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

3. Management Fees, Incentive Fees and Other Expenses (Continued)

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

For the year ended December 31, 2024, the Investment Adviser earned $4.9 million in management fees. For the year ended December 31, 2023 and the period from March 18, 2022 (Inception) to December 31, 2022, the Investment Adviser earned and waived $2.0 million and $0.6 million in management fees, respectively.

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

December 31, 2024

3. Management Fees, Incentive Fees and Other Expenses (Continued)

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

For the year ended December 31, 2024, the Investment Adviser earned $6.3 million in incentive fees. For the year ended December 31, 2023 and for the period from March 18, 2022 (Inception) to December 31, 2022, the Investment Adviser earned and waived $3.3 million and $0 in incentive fees, respectively. For the year ended December 31, 2024, incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP were $0.5 million on a cumulative basis. For the year ended December 31, 2023 and for the period from March 18, 2022 (Inception) to December 31, 2022, the Fund did not accrue any incentive fees on capital gains on a liquidation basis (but not payable) under GAAP.

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

The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to FINRA and other limitations on underwriting compensation.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

3. Management Fees, Incentive Fees and Other Expenses (Continued)

The Distributor will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive them for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, the fees reduce the NAV with respect to all shares of each such class, including shares issued under the Fund’s distribution reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares, as applicable: assistance with recordkeeping, answering investor inquiries regarding the Fund, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Distributor will waive the shareholder servicing and/or distribution fee that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

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

For the year ended December 31, 2024, the Fund accrued distribution and shareholder servicing fees of $136,105 and $1,953, respectively, which were attributable to Class S and Class D shares. For the year ended December 31, 2023 and for the period from March 18, 2022 (Inception) to December 31, 2022, the Fund did not accrue any distribution and shareholder servicing fees.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

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

On November 27, 2024, the Borrower entered into Amendment No. 3 to the Credit Facility (the "First Amended and Restated Credit and Security Agreement"). The Amendment increased the total revolving commitments from $75.0 million to $125.0 million, increased total term commitments from $225.0 million to $325.0 million. The credit facility commitment fees accrual rate was amended at a rate equal to 0.35% per annum, if as of such date the outstanding principal amount of the Revolving Advances is greater than 50% of the Revolving Commitment otherwise the rate is 0.50% per annum. And the rate for Term Commitment is amended at 0.35% per annum for the first three months following any Incremental Commitment Effective Date, and thereafter 0.50% per annum. The Credit Facility includes usual and customary events of default for credit facilities of this nature. Borrowings under the Credit Facility are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

On April 19, 2024, the Fund entered into a Senior Secured Credit Agreement for a $75.0 million revolving credit facility (the “Revolving Credit Facility”) with Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks from time to time parties thereto. The Revolving Credit Facility matures on April 19, 2029 and generally bears interest at either (i) term SOFR plus a credit spread adjustment plus margin of 2.00% or 1.875% per annum or (ii) the prime rate plus a margin of 2.00% or 1.875% per annum, in each case subject to certain conditions. The Fund may elect either the term SOFR or prime rate at the time of drawdown. The Revolving Credit Facility is guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). The Revolving Credit Facility is secured by substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions. On November 4, 2024, the Fund increased the commitment on the Revolving Credit Facility from $75 million to $150 million. As of December 31, 2024, there were no outstanding loans on the Revolving Credit Facility.

On November 18, 2024, the Fund entered into a Master Note Purchase Agreement (the “Master Note Purchase Agreement”), governing the issuance (a) on November 18, 2024, of $70,000,000 aggregate principal amount of its 7.14% Series 2024A Senior Notes, Tranche A, due November 18, 2027 (the “Tranche A Notes”), and (b) on January 22, 2025 (subject to customary closing conditions), of $55,000,000 aggregate principal amount of its 7.33% Series 2024A Senior Notes, Tranche B, due January 22, 2030 (the “Tranche B Notes” and, together with the Tranche A Notes, the “Notes”), to qualified institutional investors in a private placement. The Tranche A Notes bear interest at a rate equal to 7.14% per annum that is payable semi-annually on May 18 and November 18 of each year, beginning on May 18, 2025. The Tranche B Notes bear interest at a rate equal to 7.33% per annum that is payable semi-annually on January 22 and July 22 of each year, beginning on July 22, 2025. The Notes will be guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). The Tranche A Notes were issued at a closing on November 18, 2024, and the Tranche B Notes were issued at a closing on January 22, 2025, subject to customary closing conditions. As of December 31, 2024, there was $70.0 million of outstanding Tranche A Notes.

At December 31, 2024, there was $390.0 million of debt outstanding under the Credit Facility and the Tranche A Notes, with a weighted-average interest rate, excluding fees of 6.62%. Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of December 31, 2024, the estimated fair value of the outstanding debt approximated their carrying value.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

4. Debt (Continued)

Total debt outstanding and available at December 31, 2024 was as follows:

	Maturity	Rate	Carrying Value	Available	Total Capacity
Credit Facility	2033	SOFR+1.97%	$320,000,000	$130,000,000	$450,000,000
Revolving Credit Facility	2029	SOFR+2.00%	—	150,000,000	150,000,000
Tranche A Notes	2027	7.14%	70,000,000	—	70,000,000
Total leverage			390,000,000	$280,000,000	$670,000,000
Unamortized issuance costs			5,014,633
Debt, net of unamortized issuance costs			$395,014,633

Total debt outstanding and available at December 31, 2023 was as follows:

	Maturity	Rate	Carrying Value	Available	Total Capacity
Credit Facility	2032	SOFR+1.97%	$156,000,000	$144,000,000	$300,000,000
Total leverage			156,000,000	$144,000,000	$300,000,000
Unamortized issuance costs			1,906,373
Debt, net of unamortized issuance costs			$157,906,373

Total expenses related to debt included the following:

	For the Year Ended December 31,		For the Period from March 18, 2022 (Inception) to December 31,
	2024	2023	2022
Interest expense	$14,390,928	$7,725,732	$1,819,941
Amortization of deferred debt issuance costs	438,149	193,554	109,094
Commitment fees	849,093	478,917	334,463
Total	$15,678,170	$8,398,203	$2,263,498

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

The Consolidated Schedule of Investments include certain revolving loan facilities and other commitments with unfunded balances at December 31, 2024 and December 31, 2023 as follows:

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

5. Commitments and Contingencies (Continued)

		Unfunded Balances
Issuer	Maturity Date	December 31, 2024	December 31, 2023
Accordion Partners LLC	11/15/2031	$3,179,348	N/A
Accordion Partners LLC	11/15/2031	2,119,565	N/A
Accordion Partners LLC	8/29/2029	N/A	2,964,083
Accordion Partners LLC	8/31/2028	N/A	250,890
Accuserve Solutions, Inc.	3/15/2030	485,658	N/A
Alcami Corporation	12/21/2028	N/A	83,235
Alcami Corporation	12/21/2028	123,188	133,176
Alera Group, Inc.	10/2/2028	N/A	70,848
Alera Group, Inc.	11/17/2025	480,558	9,010,465
Allied Benefit Systems Intermediate, LLC	10/31/2030	N/A	1,460,816
AmeriLife Holdings, LLC	8/31/2029	N/A	126,586
AmeriLife Holdings, LLC	8/31/2028	377,494	377,494
AmeriLife Holdings, LLC	8/31/2029	N/A	11,935,075
Applause App Quality, Inc.	10/24/2029	1,500,703	N/A
Avalara, Inc.	10/19/2028	377,651	377,651
Blackbird Purchaser, Inc.	12/19/2030	304,079	472,662
Blackbird Purchaser, Inc.	12/19/2030	236,331	315,108
Bluefin Holding, LLC (Allvue)	9/12/2029	1,190,668	1,190,668
Bullhorn, Inc.	10/1/2029	1,478,557	N/A
Bullhorn, Inc.	9/30/2029	2,524,995	N/A
Bynder Bidco B.V. (Netherlands)	1/26/2029	171,174	171,174
Bynder Bidco, Inc. (Netherlands)	1/26/2029	47,160	47,160
Cherry Bekaert Advisory, LLC	6/30/2028	447,254	447,254
Cherry Bekaert Advisory, LLC	6/30/2028	109,986	970,468
Clever Devices Ltd.	6/12/2030	556,574	N/A
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	1,997,725	N/A
Compsych Holdings Corp	7/22/2031	3,737,596	N/A
CrewLine Buyer, Inc. (New Relic)	11/8/2030	995,744	995,744
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	232,723	232,723
DNAnexus, Inc	12/20/2029	16,793,184	N/A
Douglas Holdings, Inc (Docupace)	8/27/2030	1,858,858	N/A
Douglas Holdings, Inc (Docupace)	8/27/2030	890,768	N/A
Douglas Holdings, Inc (Docupace)	8/27/2030	743,543	N/A
Douglas Holdings, Inc (Docupace)	8/27/2030	2,044,744	N/A
e-Discovery Acquireco, LLC (Reveal)	8/29/2029	1,441,453	779,930
EdgeCo Buyer, Inc.	6/1/2028	585,680	N/A
EdgeCo Buyer, Inc.	6/1/2028	5,856,804	N/A
Focus Financial Partners, LLC	9/10/2031	238,727	N/A
Fusion Holding Corp. (Finalsite)	9/15/2027	371,133	371,133
Fusion Risk Management, Inc.	5/22/2029	457,601	457,601
Galway Borrower LLC	9/29/2028	N/A	5,400,000
GC Champion Acquisition LLC (Numerix)	8/19/2028	3,682,906	N/A
GC Waves Holdings, Inc. (Mercer)	8/11/2028	N/A	11,827,234
GC Waves Holdings, Inc. (Mercer)	8/10/2029	831,419	N/A
Grant Thornton Advisors LLC	6/2/2031	34,936	N/A
GTY Technology Holdings Inc.	7/9/2029	264,374	237,936
GTY Technology Holdings Inc.	7/9/2029	770,655	1,085,429

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

5. Commitments and Contingencies (Continued)

		Unfunded Balances (Continued)
Issuer	Maturity Date	December 31, 2024	December 31, 2023
Higginbotham Insurance Agency, Inc.	11/25/2028	N/A	$3,675,280
Higginbotham Insurance Agency, Inc.	11/25/2026	917,024	N/A
Honey Intermediate, Inc. (iLobby) (Canada)	9/26/2030	1,872,401	N/A
HSI Halo Acquisitions, Inc.	6/28/2031	912,423	N/A
HSI Halo Acquisitions, Inc.	6/28/2031	735,825	N/A
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	1,020,417	N/A
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	612,250	N/A
ImageFirst Holdings, LLC	4/27/2028	N/A	228,309
Integrity Marketing Acquisition, LLC	8/27/2026	N/A	2,713,905
Integrity Marketing Acquisition, LLC	8/27/2026	N/A	3,452,216
Integrity Marketing Acquisition, LLC	8/25/2028	7,686,777	N/A
Integrity Marketing Acquisition, LLC	8/25/2028	4,319,357	N/A
Intercept Bidco, Inc.	6/3/2030	2,591,349	N/A
Intercept Bidco, Inc.	6/3/2030	1,727,566	N/A
IvyRehab Intermediate II, LLC	4/23/2029	8,703,024	N/A
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	2,713,024	N/A
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	1,085,209	N/A
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	N/A	187,452
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	2,299,429	N/A
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	123,067	123,067
Logicmonitor, Inc	11/19/2031	1,856,512	N/A
Lucky US BuyerCo, LLC (Global Payments)	3/30/2029	163,820	409,549
Madison Logic Holdings, Inc.	12/30/2027	85,805	163,029
MH Sub I, LLC (Micro Holding Corp.)	12/11/2031	262,398	N/A
Mesquite Bidco, LLC	11/30/2029	N/A	668,614
OMNIA Partners, LLC	7/18/2030	N/A	24,996
Modigent, LLC (Pueblo)	8/23/2027	161,736	680,994
Modigent, LLC (Pueblo)	8/23/2028	5,353,117	5,353,117
Kid Distro Holdings, LLC	10/1/2029	585,700	N/A
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	180,686	180,686
Payroc, LLC	11/1/2027	166,509	N/A
PlayPower, Inc	8/28/2030	2,070,380	N/A
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	7/19/2030	N/A	3,431,510
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2028	1,545,484	N/A
PMA Parent Holdings, LLC	1/31/2031	1,270,184	N/A
Raven Acquisition Holdings LLC (R1 RCM)	11/19/2031	105,659	N/A
Rialto Management Group, LLC	12/5/2030	395,598	N/A
RSC Acquisition, Inc. (Risk Strategies)	10/30/2026	N/A	3,578,907
Signia Aerospace LLC	11/21/2031	115,688	N/A
Serrano Parent, LLC (Sumo Logic)	5/13/2030	409,922	409,922
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	N/A	158,331
Showtime Acquisition, L.L.C. (World Choice)	8/7/2028	N/A	197,914
Skydio, Inc	12/4/2029	3,750,000	N/A
Skydio, Inc	12/4/2029	3,750,000	N/A
Spark Buyer, LLC (SPARKSTONE)	10/15/2031	4,701,603	N/A
Spark Buyer, LLC (SPARKSTONE)	10/15/2031	2,350,802	N/A
Spartan Bidco Pty Ltd (StarRez) (Australia)	1/24/2028	548,308	N/A

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

5. Commitments and Contingencies (Continued)

		Unfunded Balances (Continued)
Issuer	Maturity Date	December 31, 2024	December 31, 2023
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	4/25/2031	$3,200,000	N/A
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2028	1,368,776	N/A
Titan Home Improvement, LLC (Renuity)	5/31/2030	1,810,099	N/A
Titan Home Improvement, LLC (Renuity)	5/31/2030	1,508,416	N/A
Trintech, Inc.	7/25/2029	516,842	516,842
Vensure Employer Services, Inc.	2/28/2027	N/A	1,660
Vensure Employer Services, Inc.	2/26/2027	N/A	5,876,054
Vensure Employer Services, Inc.	9/19/2031	2,754,691	N/A
Vortex Companies, LLC	9/4/2029	7,634,803	N/A
Vortex Companies, LLC	9/4/2029	N/A	2,621,633
Vortex Companies, LLC	9/4/2029	1,713,916	199,305
Wealth Enhancement Group, LLC	10/2/2028	6,568,140	N/A
Wealth Enhancement Group, LLC	10/4/2028	1,031,615	N/A
Wealth Enhancement Group, LLC	10/4/2028	1,318,338	N/A
Zendesk Inc.	11/22/2028	251,563	251,563
Zendesk Inc.	11/22/2028	610,938	610,938
Total Unfunded Balances		$156,978,706	$87,508,336

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

6. Other Related Party Transactions

The Investment Adviser has paid all of the Fund’s organizational and offering expenses on the Fund’s behalf. During each of the 36 months following the commencement of the Fund’s operations, the Fund will reimburse the Investment Adviser for any and all Expense Payments incurred by the Investment Adviser under the Expense Support Agreement to the extent that the Fund’s annual Operating Expenses do not exceed 1.25% of the value of the Fund’s net assets, calculated monthly based on month-end net assets. For the year ended December 31, 2024, the Fund’s annual operating expenses did not exceed 1.25% of the value of the Fund’s net assets, and the Fund is therefore obligated to reimburse the Investment Adviser for such portion of Expense Payments incurred by the Investment Adviser under the Expense Support Agreement.

From time to time, the Investment Adviser advances payments to third parties on behalf of the Fund and receives reimbursement from the Fund. At December 31, 2024 and December 31, 2023, amounts reimbursable to the Investment Adviser totaled $1.1 million and $0.2 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

The Fund has entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator will perform (or oversee, or arrange for, the performance by third parties of) the administrative services necessary for the operation of the Fund, including but not limited to, determining and publishing the Fund's net asset value (“NAV”), overseeing the preparation and filing of the Fund's tax returns, and the printing and dissemination of reports to shareholders of the Fund, and generally overseeing the payment of the Fund's expenses and the performance of administrative and professional services rendered to the Fund by others. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities thereunder, including payments to the Administrator in an amount equal to the Fund’s allocable portion of overhead and other expenses incurred by the Administrator or its affiliate in performing its obligations and services under the Administration Agreement, such as rent, license fees and other costs associated with computer software utilized in providing such obligations and services and the Fund’s allocable portion of the cost of personnel attributable to performing such obligations and services, including, but not limited to, marketing, legal and other services performed by the Administrator for the Fund. The Administrator will also, on behalf of the Fund, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other shareholders servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, shareholders and such other persons in any such other capacity deemed to be necessary or desirable. For the year ended December 31, 2024, 2023 and the period from March 18, 2022 (Inception) to December 31, 2022, the Fund incurred $1.1 million , $1.3 million and $0.6 million, respectively, for such administrative service expenses.

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

The Fund has the authority to issue an unlimited number of Common Shares of any class and an unlimited number of shares of preferred shares, at a par value $0.001 per share. As of December 31, 2024, the Fund had 24,334,133 Institutional shares, 1,808,175 Class S shares, and 127,381 Class D shares issued and outstanding.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

7. Stockholders’ Equity and Dividends (Continued)

The following table summarizes transactions in Common Shares for the years ended December 31, 2024 and 2023:

	Year ended December 31, (1)
	2024		2023
	Shares	Amount	Shares	Amount
Institutional Class
Subscriptions	13,602,003	$337,869,390	3,934,546	$96,737,065
Share transfers between classes	—	—	—	—
Distributions reinvested	1,270,509	31,574,888	705,362	17,295,327
Share Repurchases	(146,864)	(3,643,716)	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	14,725,648	$365,800,562	4,639,908	$114,032,392

Class S
Subscriptions	1,806,766	44,856,000	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	1,410	35,010	—	—
Share Repurchases	—	—	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	1,808,176	44,891,010	—	—

Class D
Subscriptions	127,369	3,155,500	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	12	295	—	—
Share Repurchases	—	—	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	127,381	3,155,795	—	—

______________________

(1)
Class S commenced operations on June 1, 2024 and Class D commenced operations on August 1, 2024.

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents our monthly NAV per share for each of the three classes of shares since our inception through December 31, 2024.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

7. Stockholders’ Equity and Dividends (Continued)

	NAV per Share
For the Month Ended	Institutional Class	Class S	Class D
June 30, 2022	$23.49	N/A	N/A
July 31, 2022	24.40	N/A	N/A
August 31, 2022	24.86	N/A	N/A
September 30, 2022	23.74	N/A	N/A
October 31, 2022	23.89	N/A	N/A
November 30, 2022	23.93	N/A	N/A
December 31, 2022	23.69	N/A	N/A
January 31, 2023	24.28	N/A	N/A
February 28, 2023	24.25	N/A	N/A
March 31, 2023	24.23	N/A	N/A
April 30, 2023	24.38	N/A	N/A
May 31, 2023	24.05	N/A	N/A
June 30, 2023	24.49	N/A	N/A
July 31, 2023	24.73	N/A	N/A
August 31, 2023	24.85	N/A	N/A
September 30, 2023	24.99	N/A	N/A
October 31, 2023	24.70	N/A	N/A
November 30, 2023	24.87	N/A	N/A
December 31, 2023	24.85	N/A	N/A
January 31, 2024	24.92	N/A	N/A
February 29, 2024	24.93	N/A	N/A
March 31, 2024	24.98	N/A	N/A
April 30, 2024	24.93	N/A	N/A
May 31, 2024	24.95	N/A	N/A
June 30, 2024	24.84	24.84	N/A
July 31, 2024	24.75	24.75	N/A
August 31, 2024	24.79	24.79	24.79
September 30, 2024	24.77	24.77	24.77
October 31, 2024	24.83	24.83	24.83
November 30, 2024	24.84	24.84	24.84
December 31, 2024	24.79	24.79	24.79

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering net investment income available for distribution to shareholders, at the discretion of our Board of Trustees.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

7. Stockholders’ Equity and Dividends (Continued)

Institutional Class

The following tables summarize the Fund's dividends declared for the Institutional Class shares for the years ended December 31, 2024 and 2023:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 30, 2023	January 30, 2023	February 27, 2023	Regular	0.17	890,298
February 15, 2023	February 22, 2023	March 27, 2023	Regular	0.18	1,012,545
March 24, 2023	March 29, 2023	April 26, 2023	Regular	0.20	1,181,081
April 25, 2023	April 27, 2023	May 26, 2023	Regular	0.21	1,304,322
May 26, 2023	May 30, 2023	June 27, 2023	Regular	0.21	1,340,292
June 30, 2023	June 30, 2023	July 26, 2023	Regular	0.21	1,379,449
July 27, 2023	July 28, 2023	August 28, 2023	Regular	0.21	1,429,513
August 31, 2023	August 30, 2023	September 26, 2023	Regular	0.22	1,588,580
September 29, 2023	September 29, 2023	October 26, 2023	Regular	0.22	1,715,730
October 30, 2023	October 30, 2023	November 27, 2023	Regular	0.23	1,905,609
October 30, 2023	October 30, 2023	November 27, 2023	Special	0.10	828,526
November 22, 2023	November 28, 2023	December 26, 2023	Regular	0.23	2,052,362
November 22, 2023	November 28, 2023	December 26, 2023	Special	0.10	892,332
December 21, 2023	December 27, 2023	January 24, 2024	Regular	0.23	2,209,951
December 21, 2023	December 27, 2023	January 24, 2024	Special	0.15	1,441,272
				$2.87	$21,171,862
January 26, 2024	January 30, 2024	February 27, 2024	Regular	$0.23	$2,348,876
February 23, 2024	February 28, 2024	March 27, 2024	Regular	0.23	2,471,608
March 26, 2024	March 28, 2024	April 26, 2024	Regular	0.23	2,572,189
April 24, 2024	April 29, 2024	May 29, 2024	Regular	0.23	2,817,179
May 24, 2024	May 30, 2024	June 26, 2024	Regular	0.23	2,983,344
June 26, 2024	June 27, 2024	July 29, 2024	Regular	0.23	3,183,325
July 26, 2024	July 30, 2024	August 28, 2024	Regular	0.23	3,812,774
August 23, 2024	August 29, 2024	September 26, 2024	Regular	0.23	4,370,691
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.23	4,658,792
October 24, 2024	October 30, 2024	November 27, 2024	Regular	0.23	4,925,216
November 25, 2024	November 27, 2024	December 27, 2024	Regular	0.23	5,342,972
December 20, 2024	December 30, 2024	January 29, 2025	Regular	0.23	5,596,850
				$2.76	$45,083,816

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

7. Stockholders’ Equity and Dividends (Continued)

Class S Shares

The following table summarizes the Fund's dividends declared for the Class S shares for the year ended December 31, 2024. No Class S shares were outstanding for the year ended December 31, 2023.

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
June 26, 2024	June 27, 2024	July 29, 2024	Regular	$0.23	$0.21	$68,922	$63,626
July 26, 2024	July 30, 2024	August 28, 2024	Regular	0.23	0.21	142,491	131,591
August 23, 2024	August 29, 2024	September 26, 2024	Regular	0.23	0.21	201,157	185,825
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.23	0.21	255,347	235,807
October 24, 2024	October 30, 2024	November 27, 2024	Regular	0.23	0.21	320,062	295,709
November 25, 2024	November 27, 2024	December 27, 2024	Regular	0.23	0.21	377,573	348,681
December 20, 2024	December 30, 2024	January 29, 2025	Regular	0.23	0.21	415,880	384,088
				$1.61	$1.47	$1,781,432	$1,645,327

_____________________________________________

(2)
Class S commenced operations on June 1, 2024.

Class D Shares

The following table summarizes the Fund's dividends declared for the Class D shares for the year ended December 31, 2024. No Class D shares were outstanding for the year ended December 31, 2023.

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
August 23, 2024	August 29, 2024	September 26, 2024	Regular	$0.23	$0.22	$28	$27
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.23	0.22	51	50
October 24, 2024	October 30, 2024	November 27, 2024	Regular	0.23	0.22	27,906	27,275
November 25, 2024	November 27, 2024	December 27, 2024	Regular	0.23	0.22	29,249	28,588
December 20, 2024	December 30, 2024	January 29, 2025	Regular	0.23	0.22	29,297	28,638
				$1.15	$1.10	$86,531	$84,578

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

7. Stockholders’ Equity and Dividends (Continued)

Through October 31, 2024, all of the Fund’s distributions resulted from net investment income. From November 1, 2024 through December 31, 2024, certain of the Fund's distributions were from sources other than net investment income. In the future, a portion of the Fund's distributions may result from expense support from the Investment Adviser, which is subject to repayment by the Fund within three years from the date of payment. Shareholders should understand that any such distribution may not be based solely on the Fund’s investment performance, and can only be sustained if the Fund achieves positive investment performance in future periods and/or the Investment Adviser continues to provide expense support. Shareholders should also understand that the Fund’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Fund will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, may include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of cash distributions on a GAAP basis that the Fund has declared on its common shares:

	For the Year Ended December 31, 2024 (1)
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.71	$44,015,387	$1.42	$1,568,515	$1.05	$78,816
Net realized gains	0.05	1,068,429	0.05	76,812	0.05	5,762
Total	$2.76	$45,083,816	$1.47	$1,645,327	$1.10	$84,578

	For the Year Ended December 31, 2023
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.87	$21,171,862	$—	$—	$—	$—
Net realized gains	—	—	—	—	—	—
Total	$2.87	$21,171,862	$—	$—	$—	$—

______________________________________

(1)
Class S commenced operations on June 1, 2024 and Class D commenced operations on August 1, 2024.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

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

The following table presents information with respect to the Fund's repurchases for the year ended December 31, 2024:

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
January 31, 2024	February 29, 2024	23,540	0.2%	$24.98	March 31, 2024	$588,036	—
April 30, 2024	May 31, 2024	11,023	0.1%	$24.84	June 30, 2024	$273,818	—
July 31, 2024	August 30, 2024	112,301	0.5%	$24.77	September 30, 2024	$2,781,862	—
October 31, 2024	November 29, 2024	56,295	0.2%	$24.79	December 31, 2024	$1,393,661	—

______________________

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Net of Early Repurchase Deduction (if any).
(3)
All repurchase requests were satisfied in full.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

9. Financial Highlights

The following are the financial highlights for the year ended December 31, 2024. No Class S shares were outstanding between January 1, 2024 and May 31, 2024. No Class D shares were outstanding between January 1, 2024 to July 31, 2024:

	For the Year Ended December 31,				For the Period from March 18, 2022 (Inception) to December 31,
	2024(1)			2023	2022
	Institutional Class	Class S	Class D	Institutional Class	Institutional Class
Per Common Share
Per share NAV at beginning of period	$24.85	$24.95	$24.75	$23.69	$25.00
Investment operations: (2)
Net investment income before excise taxes	2.60	1.35	0.99	3.19	0.99
Excise taxes	—	—	—	(0.01)	—
Net investment income	2.60	1.35	0.99	3.18	0.99
Net realized and unrealized gain (loss)	0.10	(0.04)	0.15	0.85	(1.55)
Total from investment operations	2.70	1.31	1.14	4.03	(0.56)

Dividends to common shareholders	(2.76)	(1.47)	(1.10)	(2.87)	(0.75)
Per share NAV at end of period	$24.79	$24.79	$24.79	$24.85	$23.69

Total return based on net asset value: (3)	10.87%	5.25%	4.61%	17.01%	(2.24)%

Shares outstanding at end of period	24,334,133	1,808,175	127,381	9,608,484	4,968,576
Ratios to average net asset value: (4)
Net investment income(5)	10.66%	9.86%	10.38%	13.50%	8.21%
Expenses before incentive fee (6)	5.89%	5.84%	5.24%	6.70%	7.80%
Expenses and incentive fee (7)	7.54%	6.79%	5.91%	6.70%	7.80%

Ending net asset value	$603,211,729	$44,822,335	$3,157,610	$238,804,026	$117,685,277
Weighted-average number of common shares	16,353,680	1,107,732	75,396	7,055,915	2,596,026

Fund-level Supplemental Data
Portfolio turnover rate	22.89%			23.13%	4.23%
Weighted-average debt outstanding	$201,243,169			$110,172,603	$45,242,215
Weighted-average interest rate on debt	7.15%			7.01%	5.08%
Weighted-average debt per share	$7.66			$11.47	$9.11

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

10. Senior Securities

Information about the Fund's senior securities is shown in the following table for each of the years ended December 31, 2024 and 2023 and the period from March 18, 2022 (Inception) to December 31, 2022.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal year 2024	$320,000,000	$3,229	—	N/A
Fiscal year 2023	156,000,000	2,510	—	N/A
Fiscal year 2022	95,000,000	2,225	—	N/A
Revolving Credit Facility
Fiscal year 2024	$—	$3,229	—	N/A
Unsecured Notes
Fiscal year 2024	$70,000,000	$2,656	—	N/A

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

11. Subsequent Events

On January 2, 2025, the Fund accepted $39.0 million of additional subscriptions, to purchase $32.7 million of additional Institutional shares, $6.2 million of additional Class S shares and $0.1 million of additional Class D shares, par value $0.001 per share. On January 22, 2025, the number of shares being purchased was fixed when the purchase price of $24.79 per Institutional, Class S shares and Class D shares were determined by the Fund. As a result, the Fund issued 1.3 million Institutional shares, 0.2 million Class S shares and 0.0 million Class D shares and received $39.0 million in proceeds.

On January 22, 2025, the Fund issued and sold $55,000,000 aggregate principal amount of Tranche B Notes pursuant to the Master Note Purchase Agreement. The Tranche B Notes bear interest at a rate equal to 7.33% per annum that is payable semi-annually on January 22 and July 22 of each year, beginning on July 22, 2025. The Tranche B Notes are guaranteed by the Guarantors. The Tranche B Notes were offered in reliance on Section 4(a)(2) of Securities Act. The Tranche B Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.

On January 24, 2025, the Fund declared a regular distribution as follows:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Institutional Shares	$0.2300	$—	$0.2300
Class S Shares	0.2300	0.0176	0.2124
Class D Shares	0.2300	0.0052	0.2248

The distribution will be payable to shareholders of record at the close of business on January 30, 2025 and will be paid on February 26, 2025. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund’s distribution reinvestment plan.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Continued)

December 31, 2024

11. Subsequent Events (Continued)

On February 3, 2025, the Fund accepted $37.3 million of additional subscriptions, to purchase $31.2 million of additional Institutional shares, $5.8 million of additional Class S shares and $0.2 million of additional Class D shares, par value $0.001 per share. On February 20, 2025, the number of shares being purchased was fixed when the purchase price of $24.77 per Institutional, Class S shares and Class D shares were determined by the Fund. As a result, the Fund issued 1.3 million Institutional shares, 0.2 million Class S shares and 0.0 million Class D shares and received $37.3 million in proceeds.

On February 25, 2025, the Fund declared a regular distribution as follows:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Institutional Shares	$0.2300	$—	$0.2300
Class S Shares	0.2300	0.0175	0.2125
Class D Shares	0.2300	0.0052	0.2248

The distribution will be payable to shareholders of record at the close of business on February 27, 2025 and will be paid on March 27, 2025. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund’s distribution reinvestment plan.

12. Segment Reporting

The Fund's chief executive officer and chief financial officer act as the Fund's Chief Operating Decision Maker (the “CODM”). The CODM is responsible for assessing performance, allocating resources and making operating decisions of the Fund on a consolidated basis based on the net increase (decrease) in net assets resulting from operations (“net income”) of the Fund. The CODM has concluded that the Fund operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Fund's shareholders. As the Fund's operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2024

BlackRock Private Credit Fund

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2024

Investment	Acquisition Date
New Insight Holdings, Inc. (Dynata), Common Shares	7/15/2024
48forty Intermediate Holdings, Inc., Common Shares	11/5/2024

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2025 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2025 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2025 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2025 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2025 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following reports and financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Trust of the Registrant(1)
3.2	Amended and Restated Agreement and Declaration of Trust of the Registrant(1)
3.3	Second Amended and Restated Agreement and Declaration of Trust of the Registrant(2)
3.4	Third Amended and Restated Agreement and Declaration of Trust of the Registrant(3)
3.5	Fourth Amended and Restated Agreement and Declaration of Trust of the Registrant(4)
3.6	Bylaws of the Registrant(2)
3.7	Amended and Restated Bylaws of the Registrant(2)
10.1	Amended and Restated Advisory Agreement(3)
10.2	Second Amended and Restated Advisory Agreement(8)
10.3	Amended and Restated Sub-Advisory Agreement(3)
10.4	Distribution Agreement(3)
10.5	Form of Broker-Dealer Agreement(1)
10.6	Distribution and Shareholder Servicing Plan of Registrant(3)
10.7	Amended and Restated Distribution and Shareholder Servicing Plan of Registrant(8)
10.8	Custodian Agreement(1)
10.9	Administration Agreement(3)
10.10	Amended and Restated Administration Agreement*
10.11	Transfer Agency Agreement(1)
10.12	Multi-Class Plan(3)
10.13	Second Amended and Restated Fee Waiver and Expense Support and Reimbursement Agreement by and between the Registrant and Adviser(9)
10.14

Credit and Security Agreement, dated June 3, 2022, among BlackRock Private Credit Fund Leverage I, LLC, PNC Bank, National Association, as Facility Agent, State Street Bank and Trust Company, as Collateral Agent and Custodian, and the lenders from time to time parties thereto(5)

10.15

Amendment No. 1 to Credit and Security Agreement among BlackRock Private Credit Fund Leverage I, LLC and PNC Bank, National Association as revolving lender, term lender, facility agent and calculation agent(6)

10.16

Amendment No. 2 to Credit and Security Agreement among BlackRock Private Credit Fund Leverage I, LLC and PNC
Bank, National Association as revolving lender, term lender, facility agent and calculation agent(7)

10.17	Senior Secured Credit Agreement among BlackRock Private Credit Fund, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks parties thereto(10)**
10.18

Joinder Agreement, dated as of November 4, 2024, by and among BlackRock Private Credit Fund, Sumitomo Mitsui Banking Corporation, as administrative agent and issuing bank, and BNP Paribas and Morgan Stanley Bank, N.A., as the assuming lenders(11)**

10.19

First Amended and Restated Credit and Security Agreement, dated as of November 27, 2024, by and among BlackRock Private Credit Fund Leverage I, LLC, PNC Bank, National Association as facility agent, State Street Bank and Trust Company as collateral agent and custodian and the lenders party from time to time (12)**

10.20	Master Note Purchase Agreement, dated as of November 18, 2024, by and among BlackRock Private Credit Fund and the purchasers party thereto(13)**
19.1	Insider Trading Policy(14)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Exhibits and schedules to certain exhibits have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

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
(10)
Previously filed with the Registrant’s Form 8-K dated as of April 25, 2024 and incorporated herein by reference.
(11)
Previously filed with the Registrant’s Form 8-K dated as of November 8, 2024 and incorporated herein by reference.
(12)
Previously filed with the Registrant’s Form 8-K dated as of November 18, 2024 and incorporated herein by reference.
(13)
Previously filed with the Registrant’s Form 8-K dated as of November 29, 2024 and incorporated herein by reference.
(14)
Previously filed with the Registrant’s Form 10-K dated as of March 4, 2024 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock Private Credit Fund

Date: February 28, 2025	By:	/s/ Eric J. Draut
	Name:	Eric J. Draut
	Title:	Trustee

Date: February 28, 2025	By:	/s/ Andrea Petro
	Name:	Andrea Petro
	Title:	Trustee

Date: February 28, 2025	By:	/s/ Maureen Usifer
	Name:	Maureen Usifer
	Title:	Trustee

Date: February 28, 2025
	By:	/s/ Peter Schwab
	Name:	Peter Schwab
	Title:	Trustee

Date: February 28, 2025	By:	/s/ John Perlowski
	Name:	John Perlowski
	Title:	Trustee

Date: February 28, 2025	By:	/s/ Philip Tseng
	Name:	Philip Tseng
	Title:	Trustee and Chief Executive Officer

Date: February 28, 2025	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer