Form 10-Q
period 2025-03-31
BlackRock Private Credit Fund
filed 2025-05-08
CIK 1902649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2025

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From ____ to ____

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

As of March 31, 2025, there was no established public market for the Registrant's shares of common stock.

The number of shares of Registrant’s common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding as of May 8, 2025 was 31,263,326, 2,971,670 and 163,041 of Institutional Class, Class S and Class D Common Shares, respectively.

BLACKROCK PRIVATE CREDIT FUND

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2025

BlackRock Private Credit Fund

Consolidated Statements of Assets and Liabilities

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $1,342,479,531 and $1,035,050,829, respectively)	$1,342,209,460	$1,040,393,586
Total investments (cost of $1,342,479,531 and $1,035,050,829, respectively)	1,342,209,460	1,040,393,586

Cash and cash equivalents	48,551,943	41,078,437
Interest, dividends and fees receivable	7,509,036	6,523,832
Deferred debt issuance costs	3,990,639	4,147,931
Receivable for investments sold	1,486,649	7,996,181
Prepaid expenses and other assets	2,311,197	2,314,798
Total assets	1,406,058,924	1,102,454,765

Liabilities
Debt (net of deferred issuance costs of $1,022,515 and $866,702, respectively)	437,977,485	389,133,298
Payable for investments purchased	179,449,623	43,346,561
Distribution payable	7,175,436	6,009,553
Interest and debt related payables	6,188,078	4,009,503
Incentive fees payable	4,397,701	3,978,275
Management fees payable	1,480,955	1,791,192
Reimbursements due to the Investment Adviser	982,219	1,125,355
Accrued capital gains incentive fees	—	498,552
Accrued expenses and other liabilities	1,668,161	1,370,802
Total liabilities	$639,319,658	$451,263,091

Commitments and contingencies (Note 5)

Net assets	$766,739,266	$651,191,674

Composition of net assets applicable to common shareholders
Common shares of beneficial interest, $0.001 par value; 31,398,523 and 26,269,689 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$31,401	$26,269
Paid-in capital in excess of par	775,050,831	648,200,991
Distributable earnings (loss)	(8,342,966)	2,964,414
Total net assets	766,739,266	651,191,674
Total liabilities and net assets	$1,406,058,924	$1,102,454,765

Net assets per share	$24.42	$24.79

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Assets and Liabilities

	March 31, 2025	December 31, 2024
	(Unaudited)
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$699,521,530	$603,211,729
Common shares outstanding ($0.001 par value, unlimited shares authorized)	28,645,909	24,334,133
Net asset value per share	$24.42	$24.79
Class S Shares:
Net assets	$63,601,626	$44,822,335
Common shares outstanding ($0.001 par value, unlimited shares authorized)	2,604,532	1,808,175
Net asset value per share	$24.42	$24.79
Class D Shares:
Net assets	$3,616,110	$3,157,610
Common shares outstanding ($0.001 par value, unlimited shares authorized)	148,082	127,381
Net asset value per share	24.42	24.79

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Investment income
Interest income:
Non-controlled, non-affiliated investments	$28,213,270	$13,387,272
PIK income:
Non-controlled, non-affiliated investments	720,176	139,588
Total investment income	28,933,446	13,526,860

Operating expenses
Interest and other debt expenses	6,951,531	3,325,652
Incentive fees earned	2,232,438	1,052,539
Management fees	2,159,278	792,891
Amortization of continuous offering costs	634,857	—
Administrative expenses	308,440	334,703
Professional fees	254,708	302,765
Custody fees	166,398	76,106
Organizational expenses	161,704	—
Distribution and servicing fees
Class S	121,847	—
Class D	2,168	—
Director fees	71,125	58,625
Insurance expense	7,232	7,232
Incentive fees on capital gains (1)	(498,552)	—
Other operating expenses	234,654	208,570
Total operating expenses	12,807,828	6,159,083

Net investment income	16,125,618	7,367,777

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(1,487,740)	1,200
Net realized gain (loss)	(1,487,740)	1,200

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(5,612,828)	1,420,323
Net change in unrealized appreciation (depreciation)	(5,612,828)	1,420,323

Net realized and unrealized gain (loss)	(7,100,568)	1,421,523

Net increase (decrease) in net assets resulting from operations	$9,025,050	$8,789,300

_______________________________________

(1) Net investment income amounts displayed above are net of the accrual for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with Generally Accepted Accounting Principles (“GAAP”) for the three months ended March 31, 2025 and 2024 (see Note 3).

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Shares		Paid in Capital	Distributable	Total Net
	Shares	Par Amount	in Excess of Par	Earnings (loss)	Assets
Balance at December 31, 2024	26,269,689	$26,269	$648,200,991	$2,964,414	$651,191,674
Share Transactions
Institutional Class:
Issuance of common shares	3,896,779	3,897	96,383,551	—	96,387,448
Issuance of common shares from dividend reinvestment plan	468,209	468	11,580,417	—	11,580,885
Repurchase of common shares	(53,212)	(53)	(1,317,163)	—	(1,317,216)
Class S:
Issuance of common shares	795,280	795	19,664,705	—	19,665,500
Issuance of common shares from dividend reinvestment plan	4,161	4	102,860	—	102,864
Repurchase of common shares	(3,084)	—	(76,445)	—	(76,445)
Class D:
Issuance of common shares	20,572	21	508,729	—	508,750
Issuance of common shares from dividend reinvestment plan	129	—	3,186	—	3,186
Net investment income	—	—	—	16,125,618	16,125,618
Net realized and unrealized gain (loss)	—	—	—	(7,100,568)	(7,100,568)
Dividends paid to common shareholders:
Institutional Class	—	—	—	(18,761,171)	(18,761,171)
Class S	—	—	—	(1,476,870)	(1,476,870)
Class D	—	—	—	(94,389)	(94,389)
Balance at March 31, 2025	31,398,523	$31,401	$775,050,831	$(8,342,966)	$766,739,266

	Common Shares		Paid in Capital	Distributable	Total Net
	Shares	Par Amount	in Excess of Par	Earnings (loss)	Assets
Balance at December 31, 2023	9,608,484	$9,608	$234,370,285	$4,424,133	$238,804,026
Institutional Class:
Issuance of common shares	1,322,168	1,322	32,917,349	—	32,918,671
Issuance of common shares from dividend reinvestment plan	276,320	276	6,877,693	—	6,877,969
Repurchase of common shares	(23,540)	(24)	(588,005)	—	(588,029)
Net investment income	—	—	—	7,367,777	7,367,777
Net realized and unrealized gain (loss)	—	—	—	1,421,523	1,421,523
Dividends paid to common shareholders:
Institutional Class	—	—	—	(7,392,673)	(7,392,673)
Balance at March 31, 2024	11,183,432	$11,182	$273,577,322	$5,820,760	$279,409,264

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Operating activities
Net increase (decrease) in net assets resulting from operations	$9,025,050	$8,789,300
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	1,446,276	(1,200)
Change in net unrealized (appreciation) depreciation of investments	5,612,828	(1,420,323)
Net amortization of investment discounts and premiums	(1,302,624)	(815,441)
Interest and dividend income paid in kind	(724,041)	(175,886)
Amortization of deferred debt issuance costs	243,524	56,379
Changes in assets and liabilities:
Purchases of investments	(380,417,459)	(50,018,890)
Proceeds from disposition of investments	73,569,146	11,639,214
Decrease (increase) in interest, dividends and fees receivable	(985,204)	(598,420)
Decrease (increase) in receivable for investments sold	6,509,532	592,871
Decrease (increase) in prepaid expenses and other assets	3,601	(34,000)
Increase (decrease) in interest and debt related payables	2,178,575	416,578
Increase (decrease) in incentive fees payable	419,426	1,052,539
Increase (decrease) in management fees payable	(310,237)	792,891
Increase (decrease) in accrued capital gains incentive fees	(498,552)	—
Increase (decrease) in reimbursements due to the Investment Adviser	(143,136)	106,962
Increase (decrease) in payable for investments purchased	136,103,062	(13,860,550)
Increase (decrease) in accrued expenses and other liabilities	297,359	393,400
Net cash provided by (used in) operating activities	(148,972,874)	(43,084,576)

Financing activities
Proceeds from common shares sold	116,561,698	20,993,832
Contribution received in advance	—	24,623,803
Proceeds from issuance of Tranche B Notes	55,000,000	—
Draws on credit facilities	174,000,000	35,000,000
Repayments of credit facility draws	(180,000,000)	(19,000,000)
Payments of debt issuance costs	(242,045)	—
Dividends paid in cash to shareholders	(7,479,612)	(1,593,738)
Payments of repurchased shares	(1,393,661)	—
Net cash provided by (used in) financing activities	156,446,380	60,023,897

Net increase (decrease) in cash and cash equivalents (including restricted cash)	7,473,506	16,939,321
Cash and cash equivalents (including restricted cash) at beginning of period	41,078,437	20,393,858
Cash and cash equivalents (including restricted cash) at end of period	$48,551,943	$37,333,179

Supplemental cash flow information
Interest payments	$4,529,433	$2,852,695
Excise tax payments	$—	$73,753
Distribution payable	$7,175,436	$2,572,190
Reinvestment of dividends during the period	$11,686,935	$6,877,969

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments(A)
Aerospace and Defense
Arcline FM Holdings, LLC (Fairbanks Morse, LLC)	First Lien Term Loan	SOFR(Q)	—	4.50%	8.80%	6/28/2028	$19,780,556	$19,645,912	$19,721,214	1.41%
Engineering Research Holding LLC (Astrion, Inc.)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.31%	8/29/2031	$22,980,136	22,661,458	22,922,686	1.64%	E
Kaman Corporation	First Lien Term Loan	SOFR(Q)	—	2.75%	7.07%	1/30/2032	$4,371,185	4,335,515	4,318,359	0.31%	L
Kaman Corporation	First Lien Delayed Draw Term Loan	SOFR(Q)	—	2.75%	7.07%	1/30/2032	$—	(3,365)	(4,984)	—	D/L
Peraton Corp.	First Lien Term Loan	SOFR(M)	0.75%	3.85%	8.17%	2/1/2028	$1,007,692	992,236	899,128	0.06%
Signia Aerospace LLC	First Lien Term Loan	SOFR(M)	0.50%	3.00%	7.32%	11/21/2031	$3,986,732	3,985,118	3,971,782	0.29%
Signia Aerospace LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.50%	3.00%	7.32%	11/21/2031	$—	(42)	(967)	—	D
Skydio, Inc	First Lien Term Loan	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	9.82%	12/4/2029	$7,551,681	7,481,528	7,476,164	0.54%	E
Skydio, Inc	First Lien Delayed Draw Term Loan B	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	9.82%	12/4/2029	$—	(35,077)	(37,500)	—	D/E
Skydio, Inc	First Lien Delayed Draw Term Loan A	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	9.82%	12/4/2029	$—	(35,077)	(37,500)	—	D/E
Cobham Ultra US Co-Borrower LLC (Ultra Electronics)	First Lien Term Loan	SOFR(Q)	—	3.75%	8.10%	8/4/2029	$1,885,275	1,885,275	1,881,354	0.14%
								60,913,481	61,109,736	4.39%
Air Freight and Logistics
Air Transport Services Group Inc	First Lien Term Loan	SOFR(Q)	—	2.75%	7.10%	2/5/2032	$410,000	408,975	408,911	0.03%	L

Automobiles
Wand Newco 3, Inc. (aka Caliber Collision)	First Lien Term Loan	SOFR(M)	—	2.50%	6.82%	1/30/2031	$2,825,822	2,813,182	2,788,041	0.20%

Beverages
Triton Water Holdings Inc	First Lien Term Loan	SOFR(Q)	—	2.25%	6.55%	3/31/2028	$825,786	825,786	823,404	0.06%

Building Products
Air Distribution Technologies Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.30%	8/1/2030	$9,697,520	9,525,081	9,639,335	0.69%	E
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.31%	2/22/2030	$10,170,791	10,003,377	10,094,510	0.73%	E
Wilsonart LLC	First Lien Term Loan	SOFR(Q)	—	4.25%	8.55%	7/25/2031	$4,809,167	4,762,384	4,588,619	0.33%
								24,290,842	24,322,464	1.75%
Capital Markets
Ardonagh Group FinCo Pty Ltd (Australia)	First Lien Term Loan	SOFR(M)	—	2.75%	7.19%	2/27/2031	$1,900,000	1,877,200	1,878,625	0.14%	C
Ascensus Holdings, Inc	First Lien Term Loan	SOFR(M)	0.50%	3.00%	7.32%	8/2/2028	$1,050,216	1,050,216	1,045,290	0.08%
BCPE Pequod Buyer Inc. (Envestnet Inc.)	First Lien Term Loan	SOFR(Q)	—	3.50%	7.79%	9/19/2031	$453,000	450,805	452,151	0.03%
Focus Financial Partners, LLC	First Lien Term Loan	SOFR(M)	—	2.75%	7.07%	9/15/2031	$4,921,696	4,910,283	4,880,058	0.35%
Grant Thornton Advisors LLC	First Lien Term Loan	SOFR(M)	—	2.75%	7.07%	6/2/2031	$2,690,393	2,690,412	2,679,887	0.19%
Grant Thornton Advisors LLC	First Lien Term Loan	SOFR(M)	—	2.75%	7.07%	6/2/2031	$—	(1,194)	(603)	—	D
Learning Care Group (US) No. 2 Inc.	First Lien Initial Term Loan	SOFR(Q)	0.50%	4.00%	8.30%	8/11/2028	$29,551	29,251	29,381	—
OVG Business Services LLC (Oak View)	First Lien Term Loan	SOFR(M)	—	3.00%	7.32%	6/15/2031	$746,873	748,737	745,006	0.05%	E
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.55%	1/31/2031	$8,869,062	8,721,233	8,904,538	0.64%	E
PMA Parent Holdings, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.25%	9.55%	1/31/2031	$—	(21,171)	—	—	D/E
								20,455,772	20,614,333	1.48%
Chemicals
Advancion (f/k/a Aruba Investments Holdings, LLC)	First Lien Term Loan	SOFR(M)	0.75%	4.10%	8.42%	11/24/2027	$1,240,360	1,235,404	1,211,677	0.09%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Chemicals (Continued)
Ascend Learning, LLC	First Lien Term Loan	SOFR(M)	—	3.00%	7.32%	12/11/2028	$3,442,404	$3,390,904	$3,405,519	0.24%
CP Iris Holdco I, Inc	First Lien Term Loan	SOFR(M)	0.50%	3.75%	7.82%	9/21/2028	$1,850,409	1,856,153	1,829,592	0.13%
Derby Buyer LLC	First Lien Term Loan	SOFR(M)	—	3.00%	7.32%	11/1/2030	$1,885,263	1,881,466	1,874,658	0.13%
Discovery Purchaser Corporation	First Lien Term Loan	SOFR(Q)	0.50%	3.75%	8.04%	10/4/2029	$3,053,271	2,997,474	3,028,463	0.22%
INEOS Composites International Holdings LLC (FORTIS)	First Lien Term Loan	SOFR(M)	—	3.50%	7.83%	2/6/2032	$726,000	724,185	722,370	0.05%	E
Momentive Performance Materials, Inc.	First Lien Term Loan	SOFR(M)	—	4.00%	8.32%	3/22/2028	$1,228,921	1,212,209	1,225,695	0.09%
Olympus Water US Holding Corporation (Solenis)	First Lien Term Loan	SOFR(Q)	0.50%	3.00%	7.30%	6/9/2031	$2,855,990	2,852,232	2,815,821	0.20%
Sparta U.S. Holdco LLC	First Lien Term Loan	SOFR(M)	0.75%	3.00%	7.32%	8/2/2028	$937,577	936,171	932,303	0.07%
W. R. Grace Holdings LLC	First Lien Term Loan	SOFR(Q)	0.50%	3.25%	7.55%	9/22/2028	$2,063,143	2,056,342	2,046,380	0.15%
								19,142,540	19,092,478	1.37%
Commercial Services and Supplies
Allied Universal Holdco LLC	First Lien Term Loan	SOFR(M)	0.50%	3.85%	8.17%	5/12/2028	$4,712,598	4,707,222	4,712,975	0.34%
Anticimex Inc. (Sweden)	First Lien Term Loan	SOFR(M)	0.50%	3.40%	7.72%	11/16/2028	$241,392	241,392	241,271	0.02%	C
Apollo Group Holdco, LLC (Topsail)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.30%	12/26/2030	$16,088,457	15,780,780	15,734,511	1.13%	E
Cohnreznick Advisory LLC	First Lien Term Loan	SOFR(Q)	—	3.75%	8.10%	3/26/2030	$16,708,183	16,624,642	16,708,183	1.20%	E
Cohnreznick Advisory LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	3.75%	8.10%	3/26/2032	$—	(19,338)	—	—	D/E
Creative Artists Agency, LLC.	First Lien Term Loan	SOFR(M)	—	2.75%	7.07%	10/1/2031	$977,550	977,550	975,947	0.07%
Creative Artists Agency, LLC.	First Lien Term Loan	SOFR(M)	—	2.75%	7.07%	10/1/2031	$1,855,925	1,851,677	1,852,881	0.13%
Dealer Tire Financial, LLC	First Lien Term Loan	SOFR(M)	—	3.00%	7.32%	7/2/2031	$4,698,233	4,687,326	4,680,615	0.34%	E
EnergySolutions, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.25%	7.57%	9/18/2030	$653,000	649,735	652,592	0.05%
Ensemble RCM, LLC	First Lien Term Loan B	SOFR(Q)	—	3.00%	7.29%	8/3/2029	$3,757,088	3,762,970	3,757,896	0.27%
Interstate Waste Services Inc	First Lien Term Loan	SOFR(Q)	—	4.00%	8.35%	10/4/2030	$238,000	236,810	238,298	0.02%	E
Madison Safety & Flow LLC	First Lien Term Loan	SOFR(M)	—	2.75%	7.07%	9/26/2031	$2,259,690	2,260,235	2,258,628	0.16%
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	9.05%	8/23/2028	$4,439,606	4,333,935	4,341,015	0.31%	E
Modigent, LLC (Pueblo)	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	9.05%	8/23/2028	$1,426,691	1,406,514	1,408,686	0.10%	E
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	9.05%	8/23/2028	$989,600	975,083	977,111	0.07%	E
Modigent, LLC (Pueblo)	First Lien Revolver	SOFR(Q)	0.75%	4.75%	9.05%	8/23/2027	$—	(14,814)	(11,155)	—	D/E
TA TT Buyer, LLC (TouchTunes, Octave Music)	First Lien Tranche B-1 Term Loan	SOFR(Q)	0.50%	4.75%	9.05%	4/1/2029	$16,844,857	16,847,524	16,518,488	1.19%
								75,309,243	75,047,942	5.40%
Construction Materials
Covia Holdings LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	7.57%	2/12/2032	$1,129,000	1,127,518	1,127,239	0.08%

Construction and Engineering
Brand Industrial Services Inc	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	8.79%	8/1/2030	$4,420,033	4,400,597	4,192,888	0.30%
Compsych Holdings Corp	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	9.04%	7/22/2031	$13,026,842	12,968,155	13,052,896	0.95%	E
Compsych Holdings Corp	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	9.04%	7/22/2031	$—	(8,419)	7,475	—	D/E
Groupe Solmax Inc. (Canada), Solmax U.S. LP	First Lien Term Loan	SOFR(M)	1.00%	4.86%	9.19%	6/27/2028	$2,388,754	2,308,246	2,000,581	0.14%	C
Legence Holdings LLC (Refficiency)	First Lien Term Loan	SOFR(M)	—	3.25%	7.57%	12/16/2028	$2,841,330	2,838,395	2,823,572	0.20%
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFRQ)	1.00%	5.25%	9.60%	2/1/2030	$—	(10,057)	—	—	D/E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	9.07%	2/1/2030	$743,736	728,318	743,736	0.05%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	9.07%	2/1/2030	$304,459	298,137	304,459	0.02%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Revolver	SOFR(Q)	1.00%	4.75%	9.07%	2/1/2029	$—	(2,361)	—	—	D/E
PlayPower, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	8/28/2030	$13,627,877	13,443,612	13,559,738	0.98%	E
PlayPower, Inc	First Lien Revolver	SOFR(Q)	0.75%	5.00%	9.30%	8/28/2030	$—	(27,994)	(27,329)	—	D/E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Construction and Engineering (Continued)
PlayPower, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	8/28/2030	$2,000,756	$1,981,097	$1,990,752	0.14%	E
Tecta America Corp.	First Lien Term Loan	SOFR(M)	—	3.00%	7.32%	2/18/2032	$303,000	302,248	301,144	0.02%
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	10.06%	5/30/2030	$9,605,592	9,440,223	9,644,014	0.69%	E
Titan Home Improvement, LLC (Renuity)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	10.06%	5/31/2030	$—	(15,581)	7,240	—	D/E
Titan Home Improvement, LLC (Renuity)	First Lien Revolver	SOFR(Q)	1.00%	5.75%	10.06%	5/30/2030	$—	(25,957)	—	—	D/E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.32%	9/4/2029	$6,308,870	6,152,410	6,241,951	0.45%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.32%	9/4/2029	$5,010,340	4,940,053	4,980,278	0.36%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.32%	9/4/2029	$2,692,418	2,692,418	2,676,263	0.19%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.32%	9/4/2029	$2,607,071	2,563,481	2,591,429	0.19%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.32%	9/4/2029	$950,926	934,324	945,220	0.07%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.32%	9/4/2029	$616,305	605,541	612,607	0.04%	E
Vortex Companies, LLC	First Lien Revolver	SOFR(M)	1.00%	5.00%	9.32%	9/4/2029	$187,537	158,873	176,128	0.01%	E
								66,665,759	66,825,042	4.80%
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(S)	1.00%	9.25%	13.53%	9/21/2027	$2,575,043	2,543,120	2,510,667	0.18%	E
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.25%	13.66%	9/21/2027	$858,348	847,707	836,889	0.06%	E
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	11.80%	3/30/2029	$3,142,632	3,079,737	3,084,556	0.22%	E
Lucky US BuyerCo, LLC (Global Payments)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	11.80%	3/30/2029	$303,066	294,843	295,498	0.02%	E
								6,765,407	6,727,610	0.48%
Containers and Packaging
Charter Next Generation, Inc. (fka Charter NEX US, Inc.)	First Lien Term Loan	SOFR(M)	—	3.00%	7.07%	12/1/2030	$8,483,894	8,479,531	8,482,197	0.62%
Clydesdale Acquisition Holdings, Inc	First Lien Term Loan	SOFR(M)	—	3.25%	7.58%	4/13/2029	$1,569,978	1,558,203	1,563,109	0.11%
Clydesdale Acquisition Holdings, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	—	3.25%	7.58%	4/13/2029	$—	(206)	(120)	—	D
Pregis Topco Corporation	First Lien Term Loan	SOFR(M)	—	4.00%	8.32%	8/1/2026	$748,026	750,196	749,230	0.05%
								10,787,724	10,794,416	0.78%
Diversified Consumer Services
Belron Finance 2019 LLC (United Kingdom)	First Lien Term Loan	SOFR(M)	0.50%	2.75%	7.05%	10/1/2031	$1,885,263	1,891,485	1,884,386	0.14%	C
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.55%	9/14/2029	$4,444,094	4,380,445	4,371,300	0.31%	E
Fusion Holding Corp. (Finalsite)	First Lien Revolver	Prime	0.75%	5.25%	12.75%	9/15/2027	$185,566	181,464	180,882	0.01%	E
Planet US Buyer LLC	First Lien Term Loan	SOFR(Q)	—	3.00%	7.32%	1/31/2031	$1,127,161	1,129,979	1,125,634	0.08%
								7,583,373	7,562,202	0.54%
Diversified Financial Services
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.55%	11/15/2031	$19,076,087	18,985,849	18,999,783	1.36%	E
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.54%	11/15/2031	$508,696	481,023	495,979	0.04%	E
Accordion Partners LLC	First Lien Revolver	SOFR(Q)	0.75%	5.25%	9.54%	11/15/2031	$—	(10,026)	(8,478)	—	D/E
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(S)	1.00%	5.25%	9.53%	3/15/2030	$499,500	499,500	501,498	0.04%	E
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	5.25%	9.53%	3/15/2030	$—	(1,738)	1,684	—	D/E
Acuris Finance US, Inc.	First Lien Term Loan	SOFR(Q)	—	3.75%	8.05%	2/16/2028	$601,162	585,378	601,069	0.04%
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan E	SOFR(Q)	1.00%	4.50%	8.80%	6/1/2028	$636,439	582,488	581,268	0.04%	E
EdgeCo Buyer, Inc.	First Lien Term Loan B	SOFR(Q)	1.00%	4.50%	8.80%	6/1/2028	$2,541,726	2,518,294	2,517,783	0.18%	E
EdgeCo Buyer, Inc.	First Lien Term Loan	SOFR(Q)	—	4.50%	8.80%	6/1/2028	$1,111,043	1,100,800	1,100,577	0.08%	E
EdgeCo Buyer, Inc.	First Lien Revolver	SOFR(Q)	1.00%	4.50%	8.80%	6/1/2028	$—	(5,399)	(5,517)	—	D/E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Electrical Equipment (Continued)
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan A	SOFR(Q)	1.00%	4.50%	8.80%	6/1/2028	$216,160	$214,167	$214,124	0.02%	E
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	4.50%	8.80%	6/1/2028	$187,713	185,983	185,945	0.01%	E
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan C	SOFR(Q)	1.00%	4.50%	8.80%	6/1/2028	$62,410	61,835	61,822	—	E
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.30%	8/19/2028	$7,787,045	7,641,456	7,637,018	0.55%	E
GC Champion Acquisition LLC (Numerix)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.00%	9.30%	8/21/2028	$8,854,151	8,676,204	8,738,339	0.63%	E
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.30%	8/21/2028	$2,321,100	2,294,905	2,290,740	0.16%	E
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.30%	8/21/2028	$644,750	637,474	636,317	0.05%	E
GC Waves Holdings, Inc. (Mercer)	First Lien Term Loan	SOFR(M)	0.75%	4.85%	9.17%	9/30/2030	$19,072,738	19,072,737	19,263,465	1.38%	E
GC Waves Holdings, Inc. (Mercer)	First Lien Revolver	SOFR(M)	0.75%	6.00%	10.32%	8/10/2029	$—	—	—	—	E
HP PHRG Borrower LLC	First Lien Term Loan	SOFR(Q)	—	4.00%	8.30%	2/20/2032	$19,312,571	19,120,973	18,902,179	1.36%
Payroc, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.75%	9.07%	11/1/2027	$7,572,680	7,494,090	7,512,099	0.54%	E
Payroc, LLC	First Lien Revolver	SOFR(M)	1.00%	4.75%	9.07%	11/1/2027	$—	(1,737)	(1,332)	—	D/E
Rialto Management Group, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.32%	12/5/2030	$11,219,169	11,112,968	11,062,101	0.80%	E/K
Rialto Management Group, LLC	First Lien Revolver	SOFR(M)	0.75%	5.00%	9.32%	12/5/2030	$—	(3,745)	(5,538)	—	D/E/K
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.60%	9.90%	11/30/2027	$16,871,817	16,804,226	16,989,920	1.22%	E
SitusAMC Holdings Corporation	First Lien Term Loan B	SOFR(Q)	0.75%	5.60%	9.90%	6/28/2025	$7,963,710	7,931,208	8,019,456	0.58%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.32%	10/4/2028	$14,069,105	14,069,105	13,968,511	1.00%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.30%	10/2/2028	$—	(32,841)	(47,750)	—	D/E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.30%	10/4/2028	$3,416,403	3,391,332	3,389,837	0.24%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.32%	10/2/2028	$1,091,310	1,091,310	1,083,507	0.08%	E
Wealth Enhancement Group, LLC	First Lien Revolver	SOFR(Q)	1.00%	5.00%	9.32%	10/4/2028	$—	(1,874)	(9,637)	—	D/E
White Cap Supply Holdings, LLC	First Lien Tranche B Term Loan	SOFR(M)	—	3.25%	7.57%	10/19/2029	$6,679,861	6,642,847	6,492,591	0.47%
								151,138,792	151,169,360	10.87%
Electrical Equipment
Spark Buyer, LLC (Sparkstone)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.57%	10/15/2031	$11,724,623	11,560,313	11,595,652	0.83%	E
Spark Buyer, LLC (Sparkstone)	First Lien Revolver	SOFR(Q)	0.75%	5.25%	9.57%	10/15/2031	$—	(32,944)	(25,859)	—	D/E
Spark Buyer, LLC (Sparkstone)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.57%	10/15/2031	$—	(65,889)	(51,718)	—	D/E
								11,461,480	11,518,075	0.83%
Energy Equipment and Services
Liquid Tech Solutions Holdings, LLC (Diesel Direct)	First Lien Term Loan	SOFR(M)	—	3.75%	8.07%	3/18/2028	$19,950,000	19,866,296	19,974,938	1.43%	E
PG Polaris Bidco SARL (Rosen Group) (Luxembourg)	First Lien Term Loan	SOFR(Q)	—	3.00%	7.30%	2/24/2031	$1,890,000	1,895,670	1,892,363	0.14%	C
								21,761,966	21,867,301	1.57%
Entertainment
DIRECTV Financing, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.50%	9.82%	2/15/2031	$315,980	302,985	302,404	0.02%	L
Endeavor Operating Company LLC	First Lien Term Loan	SOFR(Q)	—	3.00%	7.32%	1/28/2032	$3,789,000	3,774,619	3,786,651	0.27%
Renaissance Holding Corp.	First Lien Term Loan	SOFR(Q)	—	3.25%	7.60%	4/5/2030	$(2,449)	(24,219)	(18,772)	—	D
								4,053,385	4,070,283	0.29%
Environmental, Maintenance and Security Services
TruGreen Limited Partnership	First Lien Term Loan	SOFR(M)	0.75%	4.10%	8.42%	11/2/2027	$474,215	467,329	447,740	0.03%

Food Products
Sauer Brands Inc	First Lien Term Loan	SOFR(M)	—	3.25%	7.57%	2/4/2032	$281,390	280,695	281,460	0.02%
Sauer Brands Inc	First Lien Delayed Draw Term Loan	SOFR(M)	—	3.25%	7.57%	2/5/2032	$—	—	7	—

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Food Products (Continued)
Saratoga Food Specialties LLC (Solina France SASU) (France)	First Lien Term Loan	SOFR(Q)	—	3.25%	7.60%	3/7/2029	$940,000	$943,760	$940,978	0.07%	C
								1,224,455	1,222,445	0.09%
Health Care Equipment and Supplies
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.58%	3/20/2032	$465,000	462,675	463,765	0.03%
Chariot Buyer, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.25%	7.67%	11/3/2028	$3,781,361	3,747,847	3,750,732	0.28%
Opal Bidco SAS (Opella) (France)	First Lien Term Loan	SOFR(Q)	—	5.00%	9.35%	3/31/2032	$2,010,000	1,999,950	1,999,950	0.14%	C
								6,210,472	6,214,447	0.45%
Healthcare Providers and Services
AHP Health Partners, Inc.	First Lien Term Loan	SOFR(M)	0.50%	2.75%	7.07%	8/24/2028	$1,130,000	1,132,147	1,130,141	0.08%
LifePoint Health Inc	First Lien Term Loan	SOFR(Q)	—	3.50%	7.82%	5/19/2031	$762,280	758,535	735,737	0.05%
LifePoint Health Inc	First Lien Term Loan	SOFR(Q)	—	3.75%	8.07%	5/16/2031	$238,213	237,336	231,562	0.02%
Electron Bidco Inc.	First Lien Term Loan	SOFR(Q)	—	2.75%	7.10%	10/7/2028	$1,130,000	1,129,424	1,129,085	0.08%
Surgery Partners Holdings LLC	First Lien Term Loan	SOFR(M)	—	2.75%	7.07%	12/19/2030	$1,127,154	1,128,563	1,127,154	0.08%
CHG Healthcare Services, Inc.	First Lien Term Loan	SOFR(M)	—	3.00%	7.30%	9/29/2028	$3,012,201	2,991,159	3,011,629	0.22%
Ingenovis Health, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.25%	8.82%	3/5/2028	$239,966	237,397	106,985	0.01%
IvyRehab Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.35%	9.65%	4/23/2029	$11,938,966	11,751,626	11,807,134	0.85%	E
Raven Acquisition Holdings LLC (R1 RCM)	First Lien Term Loan	SOFR(M)	—	3.25%	7.57%	11/19/2031	$3,193,065	3,190,024	3,158,468	0.23%
Raven Acquisition Holdings LLC (R1 RCM)	First Lien Delayed Draw Term Loan	SOFR(M)	—	3.25%	7.57%	11/19/2031	$—	(218)	(2,474)	—	D
RecordXTechnologies, LLC (Ontellus)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.55%	12/23/2027	$4,318,034	4,285,028	4,318,034	0.31%	E
U.S. Anesthesia Partners, Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.36%	8.69%	9/23/2028	$2,424,623	2,376,703	2,383,295	0.17%
								29,217,724	29,136,750	2.10%
Health Care Technology
Athenahealth Group Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.00%	7.32%	2/15/2029	$9,526,188	9,519,836	9,430,926	0.68%
Athos Merger, LLC (Aris)	First Lien Term Loan	SOFR(Q)	1.00%	5.26%	9.58%	7/30/2026	$109,503	105,123	105,123	0.01%
Cotiviti Holdings, Inc	First Lien Term Loan	SOFR(M)	—	2.75%	7.07%	2/24/2031	$6,407,490	6,364,913	6,279,340	0.45%
Cotiviti Holdings, Inc	First Lien Term Loan	SOFR(M)	—	2.75%	7.07%	2/13/2032	$—	(12,000)	(25,500)	—	D
PointClickCare Technologies Inc. (Canada)	First Lien Term Loan	SOFR(Q)	—	3.25%	7.55%	10/16/2031	$2,821,705	2,821,860	2,818,192	0.20%	C
Polaris Newco, LLC	First Lien Term Loan	SOFR(Q)	0.50%	3.75%	8.30%	6/2/2028	$2,943,562	2,944,392	2,824,730	0.20%
Press Ganey Holdings Inc	First Lien Term Loan	SOFR(M)	—	3.25%	7.57%	4/24/2031	$3,031,134	3,033,535	3,018,191	0.22%
Zelis Healthcare Corp	First Lien Term Loan	SOFR(Q)	—	2.75%	7.05%	9/15/2029	$1,137,128	1,131,443	1,131,442	0.08%
								25,909,102	25,582,444	1.84%
Hotels, Restaurants and Leisure
Alterra Mountain Company	First Lien Term Loan	SOFR(M)	—	2.75%	7.07%	8/17/2028	$1,885,275	1,892,004	1,885,275	0.14%	E
Fertitta Entertainment, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.50%	7.82%	1/27/2029	$7,192,933	7,163,371	7,092,592	0.51%
Great Canadian Gaming Corp. (Canada)	First Lien Term Loan	SOFR(Q)	—	4.75%	9.05%	11/1/2029	$510,849	510,796	504,624	0.04%	C
Kingpin Intermediate Holdings LLC (Bowlero Corp)	First Lien Term Loan	SOFR(M)	—	3.50%	7.82%	2/8/2028	$1,127,132	1,127,132	1,122,905	0.08%
Motion Finco LLC	First Lien Term Loan B	SOFR(Q)	—	3.50%	7.80%	11/12/2029	$691,868	694,910	666,355	0.05%
Scientific Games Holdings LP	First Lien Term Loan	SOFR(Q)	0.50%	3.00%	7.30%	4/4/2029	$5,303,630	5,304,941	5,279,313	0.38%
Showtime Acquisition LLC (World Choice)	First Lien Term Loan	SOFR(Q)	—	4.75%	9.07%	8/13/2031	$29,208,773	28,873,846	28,939,761	2.07%	E
								45,567,000	45,490,825	3.27%
Household Durables
Bad Boy Mowers JV Acquisition, LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.29%	11/9/2029	$7,721,951	7,578,881	7,789,518	0.56%	E
Hunter Douglas Holding BV (Netherlands)	First Lien Term Loan	SOFR(Q)	—	3.25%	7.55%	1/17/2032	$1,526,175	1,503,347	1,462,839	0.11%	C
								9,082,228	9,252,357	0.67%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Industrial Conglomerates
Chromalloy Holdings LLC	First Lien Term Loan	SOFR(M)	—	3.75%	8.08%	3/31/2031	$1,137,136	$1,135,646	$1,135,010	0.08%
Cube Industrials Buyer Inc. (Circor)	First Lien Term Loan	SOFR(Q)	—	3.50%	7.79%	10/9/2031	$942,000	940,460	936,899	0.07%
LSF12 Crown US Commercial Bidco LLC	First Lien Term Loan	SOFR(M)	—	4.25%	8.57%	12/2/2031	$867,000	868,624	853,271	0.06%
								2,944,730	2,925,180	0.21%
Insurance
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.75%	10.07%	11/17/2025	$8,956,064	8,891,698	9,045,625	0.65%	E
Alera Group, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	9.57%	9/30/2028	$543,408	537,153	543,408	0.04%	E
Alera Group, Inc.	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.57%	9/30/2028	$270,888	267,770	270,888	0.02%	E
Alliant Holdings Intermediate, LLC	First Lien Term Loan	SOFR(M)	—	2.75%	7.07%	9/19/2031	$9,470,217	9,428,334	9,422,866	0.68%
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(S)	0.75%	5.00%	9.26%	8/31/2029	$14,555,618	14,345,209	14,555,618	1.04%	E
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(S)	0.75%	5.00%	9.26%	8/31/2029	$9,357,588	9,311,717	9,357,588	0.67%	E
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	5.00%	9.26%	8/31/2029	$—	(15,283)	—	—	D/E
AmeriLife Holdings, LLC	First Lien Revolver	SOFR(S)	0.75%	5.00%	9.26%	8/31/2028	$—	(4,304)	—	—	D/E
AmeriLife Holdings, LLC	First Lien Revolver	SOFR(S)	0.75%	5.00%	9.26%	8/31/2028	$—	(7,642)	—	—	D/E
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	5.00%	9.26%	8/31/2029	$928,680	914,694	928,680	0.07%	E
Amynta Agency Borrower Inc. (Mayfield)	First Lien Term Loan	SOFR(Q)	—	3.00%	7.29%	12/16/2031	$4,733,879	4,740,461	4,695,913	0.34%
AssuredPartners, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.50%	7.82%	12/27/2031	$5,297,442	5,314,379	5,309,626	0.38%
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.55%	9/29/2028	$5,268,129	5,205,351	5,281,299	0.38%	E
Galway Borrower LLC	First Lien Term Loan	SOFR(Q)	—	4.50%	8.80%	9/29/2028	$3,180,764	3,139,652	3,188,716	0.23%	E
Higginbotham Insurance Agency, Inc.	First Lien Term Loan	SOFR(M)	1.00%	4.50%	8.83%	11/25/2028	$14,523,737	14,448,298	14,436,595	1.04%	E
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	4.75%	9.07%	11/25/2028	$535,575	525,483	535,575	0.04%	E
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.31%	8/25/2028	$6,457,224	6,424,699	6,483,053	0.47%	E
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFRQ)	—	5.00%	9.35%	8/25/2028	$—	(25,598)	24,056	—	D/E
Integrity Marketing Acquisition, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.00%	9.31%	8/25/2028	$—	(108,884)	—	—	D/E
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.50%	9.82%	11/1/2028	$6,938,088	6,876,335	6,914,712	0.50%	E
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	First Lien Term Loan	SOFR(Q)	0.75%	6.50%	10.81%	7/19/2030	$3,380,037	3,334,200	3,413,837	0.25%	E
RSC Acquisition, Inc. (Risk Strategies)	First Lien Initial Term Loan	SOFR(Q)	0.75%	4.75%	9.05%	11/1/2029	$1,622,014	1,622,014	1,622,014	0.12%	E
RSC Acquisition, Inc. (Risk Strategies)	First Lien Initial Term Loan	SOFR(Q)	1.00%	4.75%	9.05%	11/1/2029	$1,097,280	1,097,280	1,097,280	0.08%	E
RSC Acquisition, Inc. (Risk Strategies)	First Lien Initial Term Loan	SOFR(Q)	0.75%	4.75%	9.05%	11/1/2029	$762,713	762,713	762,713	0.05%	E
RSC Acquisition, Inc. (Risk Strategies)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	9.05%	11/1/2029	$654,559	654,559	654,559	0.05%	E
RSC Acquisition, Inc. (Risk Strategies)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	9.05%	11/1/2029	$182,186	182,186	182,186	0.01%	E
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	First Lien Term Loan	SOFR(Q)	—	3.00%	7.31%	7/13/2031	$6,162,154	6,155,024	6,149,152	0.44%
Truist Insurance Holdings, LLC	First Lien Term Loan	SOFR(Q)	—	2.75%	7.05%	5/6/2031	$3,413,726	3,415,888	3,396,657	0.24%
								107,433,386	108,272,616	7.79%
Internet and Catalog Retail
Syndigo, LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.76%	9.07%	12/14/2027	$11,391,296	11,388,815	11,377,057	0.82%	E

Internet and Direct Marketing Retail
Pug LLC	First Lien Term Loan	SOFR(M)	—	4.75%	9.07%	3/15/2030	$5,643,034	5,627,760	5,628,926	0.40%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Internet Software and Services
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(Q)	1.00%	6.00%	10.30%	1/26/2029	$2,110,569	$2,070,281	$2,113,566	0.15%	C/E
Bynder Bidco B.V. (Netherlands)	First Lien Revolver B	SOFR(Q)	1.00%	6.00%	10.30%	1/26/2029	$—	(900)	—	—	C/D/E
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(Q)	1.00%	6.00%	10.30%	1/26/2029	$582,226	571,112	583,053	0.04%	C/E
Bynder Bidco, Inc. (Netherlands)	First Lien Revolver A	SOFR(Q)	1.00%	6.00%	10.30%	1/26/2029	$—	(3,267)	—	—	C/D/E
e-Discovery AcquireCo, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	10.06%	8/29/2029	$8,579,230	8,421,598	8,750,815	0.63%	E
e-Discovery AcquireCo, LLC (Reveal)	First Lien Initial Term Loan	SOFR(Q)	1.00%	5.25%	9.56%	9/1/2028	$6,640,840	6,640,840	6,673,513	0.48%	E
e-Discovery AcquireCo, LLC (Reveal)	First Lien Revolver	SOFR(Q)	1.00%	5.75%	10.08%	8/29/2029	$288,290	267,790	288,290	0.02%	E
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.94%	8/29/2029	$2,779,857	2,768,537	2,804,876	0.20%	E
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	—	3.25% Cash + 3.25% PIK	10.94%	8/29/2029	$12,478,219	12,383,858	12,590,523	0.91%	E
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(M)	—	3.00%	7.32%	3/1/2029	$5,928,910	5,920,984	5,673,967	0.41%
Magenta Buyer, LLC (McAfee)	First Lien First Out Term Loan	SOFR(Q)	0.75%	7.01%	11.30%	7/27/2028	$1,393,410	1,352,211	1,265,021	0.09%
Magenta Buyer, LLC (McAfee)	Second Lien Second Out Term Loan	SOFR(Q)	0.75%	1.76% Cash + 6.25% PIK	12.30%	7/27/2028	$1,090,476	1,059,164	565,957	0.04%
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.54%	7/27/2028	$405,750	401,473	412,749	0.03%
Magenta Buyer, LLC (McAfee)	Second Lien Third Out Term Loan	SOFR(Q)	0.75%	1.76% Cash + 5.50% PIK	11.55%	7/27/2028	$343,160	313,001	98,372	0.01%	G
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	12.04%	2/1/2029	$1,445,490	1,422,377	1,444,045	0.10%	E
Oranje Holdco, Inc. (KnowBe4)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.25%	11.54%	2/1/2029	$1,116,745	1,098,106	1,097,760	0.08%	E
Oranje Holdco, Inc. (KnowBe4)	First Lien Revolver	SOFR(Q)	1.00%	7.75%	12.04%	2/1/2029	$—	(2,889)	(181)	—	D/E
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Term Loan	SOFR(Q)	0.75%	6.40%	10.70%	1/24/2028	$10,038,061	9,897,449	9,978,325	0.72%	C/E
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Revolver	SOFR(Q)	0.75%	6.40%	10.70%	1/24/2028	$—	(9,233)	(1,782)	—	C/D/E
								54,572,492	54,338,869	3.91%
IT Services
Asurion, LLC	First Lien Term Loan	SOFR(M)	—	4.25%	8.57%	7/9/2025	$1,885,191	1,879,912	1,870,713	0.13%
CrewLine Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(M)	1.00%	6.75%	11.07%	11/8/2030	$9,559,143	9,367,830	9,463,552	0.68%	E
CrewLine Buyer, Inc. (New Relic)	First Lien Revolver	SOFR(M)	1.00%	6.75%	11.07%	11/8/2030	$—	(19,929)	(9,957)	—	D/E
Fortress Intermediate 3, Inc	First Lien Term Loan	SOFR(M)	—	3.75%	8.07%	6/9/2031	$2,829,765	2,834,763	2,828,011	0.20%
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.32%	6/3/2030	$11,229,177	11,035,549	11,038,281	0.79%	E
Intercept Bidco, Inc.	First Lien Revolver	SOFR(Q)	1.00%	6.00%	10.32%	6/3/2030	$—	(29,789)	(29,369)	—	D/E
Intercept Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	10.32%	6/3/2030	$—	(22,342)	(44,053)	—	D/E
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.63% Cash + 1.47% PIK	11.42%	12/29/2028	$2,251,557	2,209,846	2,159,243	0.16%	E
Madison Logic Holdings, Inc.	First Lien Revolver	SOFR(M)	1.00%	7.00%	11.32%	12/30/2027	$—	(1,414)	(3,518)	—	D/E
Neon Maple US Debt Mergersub Inc	First Lien Term Loan	SOFR(M)	—	3.00%	7.32%	11/17/2031	$2,280,000	2,266,320	2,267,962	0.16%
Research Now Group, LLC (Dynata)	Second Out Term Loan	SOFR(Q)	1.00%	5.76%	10.08%	10/15/2028	$1,662,123	1,472,697	1,549,414	0.11%
Research Now Group, LLC (Dynata)	First Lien Term Loan	SOFR(Q)	—	5.26%	9.58%	5/22/2028	$234,671	216,275	235,228	0.02%
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(S)	1.00%	6.50%	10.92%	5/13/2030	$4,099,217	4,024,380	4,000,836	0.29%	E
Serrano Parent, LLC (Sumo Logic)	First Lien Revolver	SOFR(S)	1.00%	6.50%	10.92%	5/13/2030	$—	(7,484)	(9,838)	—	D/E
Trident Technologies LLC	First Lien Term Loan	SOFR(Q)	—	4.50%	8.80%	8/16/2028	$7,406,250	7,341,632	7,406,250	0.53%
								42,568,246	42,722,755	3.07%
Life Sciences Tools and Services
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	11.46%	12/21/2028	$976,348	955,137	986,111	0.07%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Life Sciences Tools and Services (Continued)
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.10%	11.42%	12/21/2028	$71,855	$70,295	$72,574	0.01%	E
Alcami Corporation	First Lien Revolver	SOFR(M)	1.00%	7.10%	11.42%	12/21/2028	$9,988	7,096	9,988	—	E
DNAnexus, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	3.00%	5.25%	9.57%	12/20/2029	$1,199,513	1,029,648	1,019,586	0.07%	E
DNAnexus, Inc	First Lien Term Loan	SOFR(M)	3.00%	5.25%	9.57%	12/20/2029	$5,997,566	5,940,757	5,937,590	0.43%	E
Sotera Health Holdings LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	7.55%	5/31/2031	$1,875,288	1,875,288	1,874,116	0.13%
								9,878,221	9,899,965	0.71%
Machinery
Alliance Laundry Systems, LLC	First Lien Term Loan B	SOFR(Q)	—	2.75%	7.07%	8/19/2031	$811,000	809,558	809,050	0.06%
AI Aqua Merger Sub, Inc. (Osmosis Buyer) (United Kingdom)	First Lien Term Loan	SOFR(M)	1.00%	3.00%	7.32%	7/30/2028	$6,650,081	6,608,291	6,597,379	0.48%	C
Blackbird Purchaser, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.80%	12/19/2030	$2,364,887	2,326,265	2,323,029	0.17%	E
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	9.80%	12/19/2030	$261,837	254,149	253,505	0.02%	E
Blackbird Purchaser, Inc.	First Lien Revolver	SOFR(M)	0.75%	5.50%	9.82%	12/19/2030	$110,288	105,328	104,711	0.01%	E
Filtration group corporation	First Lien Term Loan	SOFR(M)	—	3.00%	7.32%	10/26/2028	$2,836,804	2,839,372	2,837,925	0.20%
Husky Injection Molding Systems Ltd. (Canada)	First Lien Term Loan	SOFR(S)	—	4.50%	8.78%	2/15/2029	$5,666,461	5,680,810	5,649,348	0.40%	C
Indicor, LLC (Roper Industrial Pro)	First Lien Term Loan	SOFR(Q)	—	2.75%	7.05%	11/22/2029	$1,129,706	1,127,016	1,125,368	0.08%
KKR Apple Bidco, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.82%	9/23/2031	$439,324	439,324	436,646	0.03%
Lummus Technology Holdings V LLC	First Lien Term Loan	SOFR(M)	—	3.00%	7.32%	12/31/2029	$947,619	946,435	946,434	0.07%
Madison IAQ LLC	First Lien Term Loan	SOFR(M)	0.50%	3.25%	7.89%	3/27/2032	$2,973,000	2,943,270	2,948,844	0.21%
TK Elevator US Newco Inc	First Lien Term Loan	SOFR(M)	0.50%	3.00%	7.33%	4/30/2030	$933,926	933,665	932,586	0.07%
								25,013,483	24,964,825	1.80%
Media
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.90%	9.19%	10/1/2029	$6,358,510	6,358,510	6,358,510	0.46%	E
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.90%	9.19%	10/1/2029	$1,129,695	1,129,695	1,130,124	0.08%	E
Kid Distro Holdings, LLC	First Lien Revolver	SOFR(Q)	1.00%	4.90%	9.19%	10/1/2029	$—	—	—	—	E
Speedster Bidco GMBH (Germany)	First Lien Term Loan	SOFR(Q)	—	3.50%	7.80%	11/13/2031	$2,270,000	2,275,675	2,269,648	0.16%	C
Streamland Media Midco LLC	First Out Term Loan	SOFR(Q)	1.00%	1.00% Cash + 4.50% PIK	9.80%	3/31/2029	$1,327,412	1,327,412	1,327,412	0.10%	E
Streamland Media Midco LLC	Last Out Term Loan	SOFR(Q)	—	1.00% Cash + 5.50% PIK	10.80%	3/31/2029	$1,235,765	1,235,765	1,235,765	0.09%	E
Streamland Media Midco LLC	First Lien Rollup Term Loan	SOFR(Q)	1.00%	1.00% Cash + 4.50% PIK	9.80%	3/31/2029	$46,023	46,023	46,023	—	E
Streamland Media Midco LLC	First Lien Revolver	SOFR(Q)	—	1.00% Cash + 4.50% PIK	9.80%	3/31/2029	$—	—	—	—	E
TL Voltron Purchaser, LLC (GES)	First Lien Term Loan	SOFR(M)	1.00%	5.25%	9.57%	12/31/2030	$11,725,227	11,500,462	11,478,997	0.82%	E
Zayo Group Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.25%	8.57%	3/9/2027	$412,964	408,505	388,731	0.03%
								24,282,047	24,235,210	1.74%
Metals and Mining
Grinding Media Inc. (Molycop LTD)	First Lien Term Loan	SOFR(Q)	0.75%	3.50%	7.82%	10/21/2028	$986,272	991,542	977,642	0.07%	E

Oil, Gas and Consumable Fuels
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.75%	11.07%	10/2/2029	$1,260,985	1,232,082	1,262,246	0.09%	E

Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien 2nd Incremental Term Loan	SOFR(M)	1.00%	2.50% Cash + 3.50% PIK	10.42%	11/30/2029	$4,946,621	4,825,064	3,982,475	0.29%	E
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(M)	1.00%	2.50% Cash + 3.50% PIK	10.42%	11/30/2029	$207,969	203,110	167,434	0.01%	E
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.65%	10.94%	12/23/2026	$1,566,711	1,546,173	1,566,711	0.11%	E
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	10.45%	12/19/2025	$1,252,257	1,252,257	1,252,207	0.09%	E
								7,826,604	6,968,827	0.50%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Professional Services
Allied Benefit Systems Intermediate, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.56%	10/31/2030	$7,905,938	$7,811,373	$7,984,997	0.57%	E
Allied Benefit Systems Intermediate, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.50%	5.25%	9.54%	10/31/2030	$1,449,860	1,432,518	1,464,359	0.11%	E
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.50%	6.00%	10.30%	10/24/2029	$15,007,034	14,733,028	14,811,943	1.07%	E
Applause App Quality, Inc.	First Lien Revolver	SOFR(Q)	1.50%	6.00%	10.29%	10/24/2029	$300,140	274,624	280,631	0.02%	E
Bullhorn, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	—	5.00%	9.32%	9/30/2029	$12,136,269	12,122,937	12,136,269	0.87%	E
Bullhorn, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.32%	10/1/2029	$10,262,184	10,240,698	10,262,184	0.74%	E
Bullhorn, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.32%	9/30/2029	$—	(2,877)	—	—	D/E
Bullhorn, Inc.	First Lien Revolver	SOFR(M)	1.00%	5.00%	9.32%	10/1/2029	$—	(2,316)	(29,571)	—	D/E
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.57%	6/30/2028	$2,131,278	2,108,216	2,106,129	0.15%	E
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	9.57%	6/30/2028	$878,126	868,617	867,764	0.06%	E
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	9.57%	6/30/2028	$857,716	844,401	846,297	0.06%	E
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.57%	6/30/2028	$743,486	733,257	734,713	0.05%	E
Cherry Bekaert Advisory, LLC	First Lien Revolver	SOFR(M)	0.75%	5.25%	9.57%	6/30/2028	$—	(4,840)	(5,278)	—	D/E
Citrin Cooperman Advisors LLC	First Lien Term Loan	SOFR(Q)	—	3.00%	7.30%	3/6/2032	$889,380	886,004	884,102	0.06%
Citrin Cooperman Advisors LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	3.00%	7.30%	3/6/2032	$4,545	4,328	4,204	—
CoreLogic, Inc. (fka First American Corporation)	First Lien Term Loan	SOFR(M)	0.50%	3.61%	7.94%	6/2/2028	$6,066,123	6,014,198	5,965,031	0.43%
Deerfield Dakota Holding, LLC	First Lien Term Loan	SOFR(Q)	1.00%	3.75%	8.05%	4/9/2027	$3,278,199	3,224,537	3,118,731	0.22%
DTI Holdco, Inc. (Epiq)	First Lien Term Loan	SOFR(M)	0.75%	4.00%	8.32%	4/26/2029	$24,354,788	24,253,552	24,190,393	1.74%
Element Materials Technology Group US Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.50%	3.75%	8.05%	6/24/2029	$1,883,782	1,880,702	1,883,189	0.14%
GI Consilio Parent LLC (Skopima Consilio Parent LLC)	First Lien Term Loan	SOFR(M)	0.50%	3.75%	8.07%	5/14/2028	$20,708,100	20,536,831	20,585,197	1.48%
HSI Halo Acquisitions, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.29%	6/28/2031	$6,165,474	6,125,329	6,208,632	0.45%	E
HSI Halo Acquisitions, Inc.	First Lien Revolver	SOFR(Q)	0.75%	5.00%	9.29%	6/28/2031	$—	—	—	—	E
HSI Halo Acquisitions, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.29%	6/28/2031	$190,836	190,836	198,559	0.01%	E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.54%	1/16/2030	$4,646,979	4,572,738	4,646,979	0.33%	E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.54%	1/16/2030	$—	(16,302)	—	—	D/E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Revolver	SOFR(Q)	1.00%	5.25%	9.54%	1/16/2030	$—	(9,781)	—	—	D/E
ICIMS, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.25%	10.54%	8/18/2028	$1,152,092	1,140,375	1,138,394	0.08%	E
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	12/20/2031	$5,606,915	5,539,545	5,517,204	0.40%	E
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	12/20/2031	$—	(16,324)	(43,408)	—	D/E
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Revolver	SOFR(Q)	0.75%	5.00%	9.30%	12/20/2031	$—	(13,060)	(17,363)	—	D/E
OMNIA Partners, LLC	First Lien Term Loan	SOFR(Q)	1.00%	2.75%	7.04%	7/25/2030	$483,346	481,297	480,632	0.03%
Secretariat Advisors LLC	First Lien Term Loan	SOFR(Q)	—	4.00%	8.35%	2/24/2032	$7,351,947	7,316,450	7,333,567	0.53%	E
Secretariat Advisors LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	4.00%	8.35%	2/24/2032	$—	—	(2,214)	—	D/E
Vensure Employer Services, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	9/27/2031	$13,358,144	13,242,755	13,232,711	0.95%	E
Vensure Employer Services, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	9/19/2031	$—	12,263	(24,691)	—	D/E
								146,525,909	146,760,286	10.55%
Real Estate Management and Development
Community Merger Sub Debt LLC (CINC Systems)	First Lien 2025 Incremental Term Loan	SOFR(M)	0.75%	5.25%	9.57%	1/18/2030	$10,119,171	9,975,351	10,115,022	0.73%	E
Community Merger Sub Debt LLC (CINC Systems)	First Lien Revolver	SOFR(M)	0.75%	5.25%	9.57%	1/18/2030	$—	(31,967)	(819)	—	D/E
Forest City Enterprises, L.P.	First Lien Term Loan	SOFR(M)	—	3.61%	7.94%	12/8/2025	$902,764	898,781	883,580	0.06%
								10,842,165	10,997,783	0.79%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Software
Applied Systems, Inc.	First Lien Term Loan	SOFR(Q)	0.50%	2.75%	7.05%	9/19/2026	$1,240,785	$1,241,473	$1,241,815	0.09%
Barracuda Parent LLC	First Lien Term Loan	SOFR(Q)	—	4.50%	8.79%	8/15/2029	$676,390	664,140	588,797	0.04%
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	10.80%	9/12/2029	$17,648,902	17,346,615	17,790,093	1.27%	E
Bluefin Holding, LLC (Allvue)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	10.80%	9/12/2029	$—	(22,067)	—	—	D/E
Boxer Parent Company, Inc.	First Lien Term Loan	SOFR(Q)	—	3.25%	7.29%	7/30/2031	$3,955,147	3,965,158	3,891,904	0.28%
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(M)	1.50%	7.75%	12.07%	5/30/2029	$12,000,000	11,900,055	11,868,000	0.85%	E/H
Central Parent, Inc.	First Lien Term Loan	SOFR(Q)	—	3.25%	7.55%	7/6/2029	$987,538	973,875	850,517	0.06%
Clever Devices Ltd.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	10.32%	6/12/2030	$2,209,600	2,161,747	2,231,696	0.16%	E
Clever Devices Ltd.	First Lien Revolver	SOFR(M)	1.00%	6.00%	10.32%	6/12/2030	$123,683	103,594	123,683	0.01%	E
Cloudera, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.85%	8.17%	10/8/2028	$6,695,235	6,625,192	6,616,767	0.48%
Clover Holding 2, LLC (COHESITY)	First Lien Term Loan	SOFR(Q)	—	4.00%	8.29%	10/31/2031	$6,534,000	6,539,553	6,472,744	0.47%
Connectwise LLC	First Lien Term Loan	SOFR(Q)	—	3.76%	8.06%	9/30/2028	$1,473,988	1,478,739	1,474,607	0.11%
Delta Topco, Inc	First Lien Term Loan	SOFR(Q)	—	2.75%	7.07%	12/24/2029	$5,510,046	5,517,625	5,455,304	0.39%
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	11.81%	3/30/2029	$453,585	445,489	454,039	0.03%	E
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	11.81%	3/30/2029	$2,327,225	2,288,500	2,329,552	0.17%	E
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	11.81%	3/30/2029	$—	(3,873)	—	—	D/E
Douglas Holdings, Inc (Docupace)	First Lien Term Loan	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.42%	8/27/2030	$8,550,747	8,435,188	8,431,037	0.61%	E
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.42%	8/27/2030	$—	(12,561)	(26,024)	—	D/E
Douglas Holdings, Inc (Docupace)	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.42%	8/27/2030	$282,086	282,086	267,304	0.02%	E
Douglas Holdings, Inc (Docupace)	First Lien Revolver	SOFR(Q)	1.00%	5.75% Cash + 0.38% PIK	10.42%	8/27/2030	$—	(10,049)	(10,410)	—	D/E
Epicor Software Corporation (fka Eagle Parent Inc.)	First Lien Term Loan	SOFR(M)	0.75%	2.75%	7.07%	5/30/2031	$6,608,824	6,584,132	6,599,076	0.47%
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.33%	5/22/2029	$4,036,148	3,986,795	4,003,859	0.29%	E
Fusion Risk Management, Inc.	First Lien Revolver	SOFR(Q)	1.00%	6.00%	10.33%	5/22/2029	$—	(9,223)	(3,661)	—	D/E
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.125% PIK	10.92%	7/9/2029	$3,703,086	3,654,882	3,648,651	0.26%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.125% PIK	10.92%	7/9/2029	$1,265,924	1,251,958	1,247,315	0.09%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.50% Cash + 4.125% PIK	10.92%	7/9/2029	$1,099,924	1,083,331	1,083,755	0.08%	E
GTY Technology Holdings Inc.	First Lien Revolver	Prime	1.00%	5.00%	12.50%	7/9/2029	$168,973	154,082	153,449	0.01%	E
Guardian US Holdco LLC	First Lien Term Loan	SOFR(Q)	0.50%	3.50%	7.80%	1/31/2030	$950,000	942,875	937,332	0.07%
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	10.57%	9/26/2030	$14,284,328	14,088,993	14,084,347	1.01%	C/E
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Revolver	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	10.57%	9/26/2030	$—	(25,230)	(26,214)	—	C/D/E
JOBVITE, Inc. (Employ, Inc.)	First Lien Last Out Term Loan	SOFR(Q)	0.75%	7.50%	11.80%	8/5/2028	$2,321,515	2,288,490	2,276,199	0.16%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Software (Continued)
Kaseya, Inc.	First Lien Term Loan	SOFR(M)	—	3.25%	7.57%	3/6/2032	$1,180,000	$1,174,114	$1,177,793	0.08%
Logicmonitor, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.79%	11/19/2031	$14,852,100	14,711,221	14,672,538	1.06%	E
Logicmonitor, Inc	First Lien Revolver	SOFR(Q)	0.75%	5.50%	9.79%	11/19/2031	$—	(17,610)	(22,445)	—	D/E
Maverick Bidco, Inc. (Mitratech)	First Lien No. 2 Term Loan	SOFR(Q)	0.75%	4.51%	8.80%	5/18/2028	$12,281,250	12,096,686	12,323,498	0.89%
MH Sub I, LLC (Micro Holding Corp.)	First Lien Term Loan	SOFR(M)	—	4.25%	8.57%	12/11/2031	$2,411,054	2,393,714	2,221,521	0.16%
MH Sub I, LLC (Micro Holding Corp.)	First Lien 2023 Incremental Term Loan	SOFR(M)	1.00%	4.25%	8.57%	5/3/2028	$2,175,933	2,174,248	2,072,587	0.15%
Mitchell International Inc	First Lien Term Loan	SOFR(M)	0.50%	3.25%	7.57%	6/17/2031	$3,053,507	3,037,570	3,021,506	0.22%
Planview Parent, Inc.	First Lien Term Loan	SOFR(Q)	—	3.50%	7.80%	12/17/2027	$3,780,204	3,766,092	3,747,127	0.27%
Project Boost Purchaser, LLC (JD Power, AutoData Inc)	First Lien Term Loan	SOFR(Q)	—	3.00%	7.30%	7/2/2031	$2,265,880	2,264,659	2,255,786	0.16%
Proofpoint, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.00%	7.32%	8/21/2028	$6,608,453	6,588,078	6,595,038	0.47%
Qlik Technologies Inc. (Project Alpha)	First Lien Term Loan	SOFR(Q)	—	3.25%	7.55%	10/28/2030	$3,794,217	3,803,756	3,790,252	0.27%
Qlik Technologies Inc. (Project Alpha)	First Lien Term Loan	SOFR(Q)	—	3.75%	8.05%	10/26/2030	$1,083,000	1,082,264	1,081,868	0.08%
RealPage, Inc	First Lien Term Loan	SOFR(Q)	—	3.75%	8.05%	4/22/2028	$4,908,000	4,914,741	4,917,203	0.35%
Sophia, L.P. (Ellucian)	First Lien Term Loan	SOFR(M)	0.50%	3.00%	7.32%	10/7/2029	$5,673,526	5,668,965	5,671,001	0.41%
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	5.40%	9.70%	6/30/2028	$1,024,016	1,011,906	1,011,105	0.07%	E
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.40%	9.70%	6/30/2028	$573,449	568,366	568,030	0.04%	E
TIBCO Software Inc.	First Lien Term Loan	SOFR(Q)	—	3.75%	8.05%	3/21/2031	$6,368,989	6,325,492	6,315,553	0.45%
TIBCO Software Inc.	First Lien Term Loan	SOFR(Q)	—	3.50%	7.80%	3/30/2029	$4,058,814	4,068,646	4,026,526	0.29%
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50%	9.82%	7/25/2029	$9,288,942	9,088,585	9,142,548	0.66%	E
Trintech, Inc.	First Lien Revolver	SOFR(M)	1.00%	5.50%	9.82%	7/25/2029	$206,737	191,130	195,333	0.01%	E
UKG Inc.	First Lien Term Loan	SOFR(Q)	—	3.00%	7.30%	1/30/2031	$11,318,847	11,305,863	11,307,585	0.81%
VS Buyer, LLC	First Lien Term Loan	SOFR(M)	—	2.75%	7.07%	4/12/2031	$4,145,859	4,145,859	4,151,041	0.30%
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	11/22/2028	$2,495,190	2,465,657	2,465,248	0.18%	E
Zendesk Inc.	First Lien Revolver	SOFR(Q)	0.75%	5.00%	9.30%	11/22/2028	$—	(3,055)	(3,019)	—	D/E
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	11/22/2028	$—	(3,710)	(7,331)	—	D/E
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.05%	7/13/2027	$9,839,915	9,745,833	9,741,516	0.70%	E
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.05%	7/13/2027	$1,011,701	1,002,028	1,001,584	0.07%	E
FirstUp, Inc	First Lien Revolver	SOFR(Q)	1.00%	6.75%	11.05%	7/13/2027	$—	(8,687)	(9,085)	—	D/E
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.29%	3/10/2031	$13,393,600	13,194,713	13,192,696	0.95%	E
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.29%	3/10/2031	$—	(32,288)	(43,051)	—	D/E
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Revolver	SOFR(Q)	1.00%	5.00%	9.29%	3/10/2031	$306,139	263,521	263,088	0.02%	E
								230,909,921	230,900,173	16.60%
Specialty Retail
Fender Musical Instruments Corp.	First Lien Term Loan B	SOFR(M)	0.50%	4.10%	8.42%	12/1/2028	$1,657,878	1,612,413	1,425,775	0.10%	E
Mavis Tire Express Services Topco Corp	First Lien Term Loan	SOFR(Q)	0.75%	3.00%	7.31%	5/4/2028	$3,721,790	3,724,032	3,702,734	0.26%
Woof Holdings, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.01%	8.31%	12/21/2027	$932,480	916,058	496,546	0.04%
								6,252,503	5,625,055	0.40%
Trading Companies and Distributors
BCPE Empire Holdings, Inc.	First Lien Term Loan	SOFR(M)	—	3.25%	7.57%	12/26/2030	$1,237,678	1,234,380	1,222,207	0.09%
Foundation Building Materials, Inc	First Lien Term Loan	SOFR(Q)	—	4.26%	8.55%	1/29/2031	$2,896,313	2,868,250	2,650,735	0.18%
Veritiv Corp.	First Lien Term Loan	SOFR(Q)	—	5.00%	8.30%	11/17/2030	$490,767	488,428	488,755	0.04%
								4,591,058	4,361,697	0.31%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Textiles, Apparel and Luxury Goods
WH Borrower, LLC (WHP)	First Lien Term Loan	SOFR(M)	0.50%	4.75%	9.07%	2/20/2032	$26,782,541	$26,650,464	$26,686,393	1.92%

Technology Hardware, Storage and Peripherals
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	10.83%	4/25/2031	$12,800,000	12,695,273	12,912,000	0.93%	C/E

Transportation Infrastructure
Bleriot US Bidco Inc.	First Lien Term Loan	SOFR(Q)	—	2.75%	7.05%	10/30/2026	$6,042,667	6,036,379	6,005,384	0.43%

Total Debt Investments - 174.9% of Net Assets								1,341,446,615	1,341,038,734	96.41%

Equity Securities
IT Services
New Insight Holdings, Inc. (Dynata)	Common Stock						$22,972	402,032	539,842	0.04%	I, J

Media
Streamland Media Holdings LLC	Common Units						$12,363	630,884	630,884	0.05%	E, I, J

Paper and Forest Products
48forty Intermediate Holdings, Inc.	Common Stock						$685	—	—	—	E, I, J

Total Equity Securities - 0.2% of Net Assets								1,032,916	1,170,726	0.09%

Total Investments - 175.1% of Net Assets								1,342,479,531	1,342,209,460	96.50%

Cash and Cash Equivalents - 6.3% of Net Assets									48,551,943	3.50%

Total Cash and Investments - 181.4% of Net Assets									1,390,761,403	100.00%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2025

Notes to Schedule of Investments:

(A)
Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933 (the “Securities Act”). Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)
100.0% of the fair value of total senior secured loans in the Fund’s portfolio bear interest at a floating rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), “S”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”. In addition, 70.7% of the fair value of such senior secured loans have floors of 0.50% to 2.00%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at March 31, 2025 of all contracts within the specified loan facility. SOFR resets monthly (M), quarterly (Q) or semiannually (S).
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
(F)
As of March 31, 2025, the Fund generally uses GICS codes to identify the industry groupings.
(G)
Non-accruing debt investment.
(H)
In addition to the stated coupon, investment has an exit fee payable upon repayment of the loan in an amount equal to the percentage of the original principal amount shown.
(I)
Restricted security (See Note 12).
(J)
Non-income producing investment.
(K)
Deemed an investment company under Section 3(c) of the 1940 Act and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets
(L)
Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

Aggregate acquisitions and aggregate dispositions of investments totaled $381,141,500 and $73,569,146, respectively for the three months ended March 31, 2025. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on investments. The total value of restricted securities and bank debt as of March 31, 2025 was $1,342,209,460 or 96.5% of total cash and investments of the Fund. As of March 31, 2025, approximately 6.1% of the total assets of the Fund were not qualifying assets under Section 55(a) of the 1940 Act.

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

(M)
Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933 (the “Securities Act”). Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(N)
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
(O)
Non-U.S. company or principal place of business outside the U.S. and as a result the investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets.
(P)
Negative balances represent unfunded commitments that were acquired and/or valued at a discount.
(Q)
Investments are considered Level 3 in accordance with ASC Topic 820 (see Note 2).
(R)
As of December 31, 2024, the Fund generally uses GICS codes to identify the industry groupings.
(S)
Non-accruing debt investment.
(T)
In addition to the stated coupon, investment has an exit fee payable upon repayment of the loan in an amount equal to the percentage of the original principal amount shown.
(U)
Restricted security (See Note 12).
(V)
Non-income producing investment.
(W)
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

March 31, 2025

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

March 31, 2025

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

2. Summary of Significant Accounting Policies (Continued)

At March 31, 2025, the Fund’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Bank Debt(1)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—
2	Other direct and indirect observable market inputs(2)	509,457,741	539,842	509,997,583
3	Valuation sources that employ significant unobservable inputs	831,580,993	630,884	832,211,877
Total		$1,341,038,734	$1,170,726	$1,342,209,460

______________________

(1)
Includes senior secured loans
(2)
For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2025 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1)
Bank Debt	$658,291,366	Income Approach	Discount rate	8.7% - 13.3% (9.9%)
	4,149,909	Market Comparable Companies	EBITDA Multiple	7.25x (7.25x)
	166,530,518	Market Quotations	Indicative bid/ask quotes	1 (1)
	2,609,200	Market Comparable Companies	Revenue Multiple	0.8x (0.8x)
Equity	—	Market Comparable Companies	EBITDA Multiple	7.25x (7.25x)
	630,884	Market Comparable Companies	Revenue Multiple	0.8x (0.8x)
$832,211,877

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 for the three months ended March 31, 2025 were as follows:

	Independent Third-Party Valuation
	Bank Debt	Equity Securities	Total
Beginning balance	$749,010,523	$407,753	$749,418,276
Net realized and unrealized gains (losses)	519,244	—	519,244
Acquisitions(1)	99,994,798	630,884	100,625,682
Dispositions	(20,747,630)	—	(20,747,630)
Transfers into Level 3(2)	9,067,440	—	9,067,440
Transfers out Level 3(3)	(6,263,382)	(407,753)	(6,671,135)
Ending balance	$831,580,993	$630,884	$832,211,877

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(489,842)	$—	$(489,842)

______________________

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of eight investments that were transferred from Level 2 to Level 3 due to decreased observable market activity.
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

March 31, 2025

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At March 31, 2025, included in cash and cash equivalents was $38.3 million (5.0% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.18%. At December 31, 2024, included in cash and cash equivalents was $19.7 million (3.0% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.35%.

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

Foreign Currency Investments

The Fund may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at March 31, 2025 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Fund did not hold any investments denominated in foreign currency at March 31, 2025 or December 31, 2024.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

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

During each of the 36 months following the commencement of the Fund’s operations, the Fund will reimburse the Investment Adviser for any and all Expense Payments incurred by the Investment Adviser under the Expense Support Agreement to the extent that the Fund’s annual Operating Expenses (as defined below) do not exceed 1.25% of the value of the Fund’s net assets, calculated monthly based on month-end net assets. “Operating Expenses” for purposes of the Expense Support Agreement means all annual operating expenses of the Fund incurred in the ordinary course of business, excluding offering costs incurred by the Fund, interest expense and other financing costs, portfolio transaction and other investment-related costs, base management fee and incentive fee payable pursuant to the Advisory Agreement, shareholder servicing and/or distribution fees, taxes and any other extraordinary expenses not incurred in the ordinary course of business (including, without limitation, litigation expenses). From inception of the Fund through March 31, 2025, the Investment Adviser had incurred $0.8 million related to organizational and offering expenses. The Fund reimbursed the Investment Adviser for such portion of Expense Payments incurred by the Investment Adviser under the Expense Support Agreement, as the Fund’s annual operating expenses did not exceed 1.25% of the value of the Fund’s net assets during the year ended December 31, 2024.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

2. Summary of Significant Accounting Policies (Continued)

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

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely- than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

To qualify for and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax exempt income, if any.

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

As of December 31, 2024, gross unrealized appreciation and depreciation based on cost of investments (including short positions and derivatives, if any) for U.S. federal income tax purposes were as follows:

December 31, 2024
Tax basis of investments	$1,035,957,647

Unrealized appreciation	9,539,829
Unrealized depreciation	(5,103,890)
Net unrealized appreciation (depreciation)	$4,435,939

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

2. Summary of Significant Accounting Policies (Continued)

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

Recent Accounting Pronouncements

The Fund considers the applicability and impact of all accounting standard updates ("ASU") issued by the Financial Accounting Standards Board (the "FASB"). ASUs not listed were assessed by the Fund and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure ("ASU 2023-09"), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and permits early adoption. The Fund plans to adopt the ASU for the annual reporting period beginning on January 1, 2025 and does not expect a material impact on its consolidated financial statements.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

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

For the three months ended March 31, 2025, the Investment Adviser earned $2.2 million in management fees. For the three months ended March 31, 2024, the Investment Adviser earned $0.8 million in management fees.

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

The capital gains component of the incentive fee will be the amount, if positive, equal to the lesser of (i) 12.5% of the aggregate realized capital gains (computed net of realized losses and net of unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the Fund), less capital gains incentive compensation previously paid or distributed in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters or (ii) 12.5% of cumulative aggregate realized capital gains (computed net of realized losses and net of unrealized capital depreciation, if any) since commencement of the Fund, less capital gains incentive compensation previously paid or distributed since commencement of the Fund. The capital gains component will be paid in full prior to payment of the income component.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

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

For the three months ended March 31, 2025, the Investment Adviser earned $2.2 million in incentive fees. For the three months ended March 31, 2024, the Investment Adviser earned $1.1 million in incentive fees. For the three months ended March 31, 2025, we reversed the accrual of $0.5 million as a reserve for incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP on a cumulative basis. For the three months ended March 31, 2024, the Fund did not accrue any incentive fees on capital gains on a liquidation basis (but not payable) under GAAP.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

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

For the three months ended March 31, 2025, the Fund accrued distribution and shareholder servicing fees of $121,847 and $2,168, respectively, which were attributable to Class S and Class D shares. For the three months ended March 31, 2024, the Fund did not accrue any distribution and shareholder servicing fees.

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

4. Debt

Debt is comprised of a $450.0 million capacity revolving credit and term loan facility (the “Credit Facility”), a $150.0 million revolving credit facility (the “Revolving Credit Facility”), $70.0 million in 7.14% Series 2024A Senior Notes, Tranche A (the “Tranche A Notes”) and $55.0 million in 7.33% Series 2024A Senior Notes, Tranche B (the “Tranche B Notes” and, together with the Tranche A Notes, the “Notes”). Total debt outstanding and available at March 31, 2025 was as follows:

Total debt outstanding and available at March 31, 2025 was as follows:

	Maturity	Rate	Carrying Value	Available	Total Capacity
Credit Facility	2033	SOFR+1.82%	$314,000,000	$136,000,000	$450,000,000
Revolving Credit Facility	2029	SOFR+2.00%	—	150,000,000	150,000,000
Tranche A Notes	2027	7.14%	70,000,000	—	70,000,000
Tranche B Notes	2030	7.33%	55,000,000	—	55,000,000
Total leverage			$439,000,000	286,000,000	725,000,000
Unamortized issuance costs			5,013,154
Debt, net of unamortized issuance costs			$444,013,154

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

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

On April 19, 2024, the Fund entered into a Senior Secured Credit Agreement for a $75.0 million revolving credit facility (the “Revolving Credit Facility”) with Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks from time to time parties thereto. The Revolving Credit Facility matures on April 19, 2029 and generally bears interest at either (i) term SOFR plus a credit spread adjustment plus margin of 2.00% or 1.875% per annum or (ii) the prime rate plus a margin of 2.00% or 1.875% per annum, in each case subject to certain conditions. The Fund may elect either the term SOFR or prime rate at the time of drawdown. The Revolving Credit Facility is guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). The Revolving Credit Facility is secured by substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions. On November 4, 2024, the Fund increased the commitment on the Revolving Credit Facility from $75 million to $150 million. As of March 31, 2025, there were no outstanding loans on the Revolving Credit Facility.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

4. Debt (Continued)

On November 18, 2024, the Fund entered into a Master Note Purchase Agreement (the “Master Note Purchase Agreement”), governing the issuance (a) on November 18, 2024, of $70,000,000 aggregate principal amount of its 7.14% Series 2024A Senior Notes, Tranche A, due November 18, 2027 (the “Tranche A Notes”), and (b) on January 22, 2025 (subject to customary closing conditions), of $55,000,000 aggregate principal amount of its 7.33% Series 2024A Senior Notes, Tranche B, due January 22, 2030 (the “Tranche B Notes” and, together with the Tranche A Notes, the “Notes”), to qualified institutional investors in a private placement. The Tranche A Notes bear interest at a rate equal to 7.14% per annum that is payable semi-annually on May 18 and November 18 of each year, beginning on May 18, 2025. The Tranche B Notes bear interest at a rate equal to 7.33% per annum that is payable semi-annually on January 22 and July 22 of each year, beginning on July 22, 2025. The Notes will be guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). The Tranche A Notes were issued at a closing on November 18, 2024, and the Tranche B Notes were issued at a closing on January 22, 2025, subject to customary closing conditions. As of March 31, 2025, there was $70.0 million and $55.0 million of outstanding Tranche A Notes and Tranche B Notes, respectively.

At March 31, 2025, there was $439.0 million of debt outstanding under the Credit Facility, the Tranche A Notes, and the Tranche B Notes, with a weighted-average interest rate, excluding fees of 6.43%. Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of March 31, 2025, the estimated fair value of the outstanding debt approximated their carrying value. At December 31, 2024, there was $390.0 million of debt outstanding under the Credit Facility, the Tranche A Notes, and the Tranche A Notes, with a weighted-average interest rate, excluding fees of 6.62%. Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of December 31, 2024, the estimated fair value of the outstanding debt approximated their carrying value.

Total expenses related to debt included the following:

	For the Three Months Ended March 31,
	2025	2024
Interest expense	$6,387,190	$3,102,384
Amortization of deferred debt issuance costs	243,524	56,379
Commitment fees	320,817	166,889
Total	$6,951,531	$3,325,652

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

The Consolidated Schedule of Investments include certain revolving loan facilities and other commitments with unfunded balances at March 31, 2025 and December 31, 2024 as follows:

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

5. Commitments and Contingencies (Continued)

		Unfunded Balances
Issuer	Maturity Date	March 31, 2025 (Unaudited)	December 31, 2024
Accordion Partners LLC	11/15/2031	$2,670,652	$3,179,348
Accordion Partners LLC	11/15/2031	2,119,565	2,119,565
Accuserve Solutions, Inc.	3/15/2030	420,904	485,658
Alcami Corporation	12/21/2028	123,188	123,188
Alera Group, Inc.	11/17/2025	N/A	480,558
AmeriLife Holdings, LLC	8/31/2029	3,119,196	N/A
AmeriLife Holdings, LLC	8/31/2028	377,494	377,494
AmeriLife Holdings, LLC	8/31/2028	1,559,598	N/A
Applause App Quality, Inc.	10/24/2029	1,200,563	1,500,703
Avalara, Inc.	10/19/2028	N/A	377,651
Blackbird Purchaser, Inc.	12/19/2030	208,917	304,079
Blackbird Purchaser, Inc.	12/19/2030	204,820	236,331
Bluefin Holding, LLC (Allvue)	9/12/2029	1,190,668	1,190,668
Bullhorn, Inc.	10/1/2029	1,478,557	1,478,557
Bullhorn, Inc.	9/30/2029	2,524,995	2,524,995
Bynder Bidco B.V. (Netherlands)	1/26/2029	171,174	171,174
Bynder Bidco, Inc. (Netherlands)	1/26/2029	47,160	47,160
Cherry Bekaert Advisory, LLC	6/30/2028	447,254	447,254
Cherry Bekaert Advisory, LLC	6/30/2028	109,986	109,986
Citrin Cooperman Advisors LLC	3/6/2032	52,834	N/A
Clever Devices Ltd.	6/12/2030	803,941	556,574
Clydesdale Acquisition Holdings, Inc	4/13/2029	27,447	N/A
Cohnreznick Advisory LLC	3/26/2032	3,867,635	N/A
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	1,997,725	1,997,725
Compsych Holdings Corp	7/22/2031	3,737,596	3,737,596
Cotiviti Holdings, Inc	2/13/2032	1,200,000	N/A
CrewLine Buyer, Inc. (New Relic)	11/8/2030	995,744	995,744
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	232,723	232,723
DNAnexus, Inc	12/20/2029	16,793,184	16,793,184
Douglas Holdings, Inc (Docupace)	8/27/2030	1,858,858	1,858,858
Douglas Holdings, Inc (Docupace)	8/27/2030	773,745	890,768
Douglas Holdings, Inc (Docupace)	8/27/2030	743,543	743,543
Douglas Holdings, Inc (Docupace)	8/27/2030	N/A	2,044,744
e-Discovery Acquireco, LLC (Reveal)	8/29/2029	1,153,163	1,441,453
EdgeCo Buyer, Inc.	6/1/2028	585,680	585,680
EdgeCo Buyer, Inc.	6/1/2028	5,220,365	5,856,804
FirstUp, Inc	7/13/2027	908,548	N/A
Focus Financial Partners, LLC	9/10/2031	N/A	238,727
Fusion Holding Corp. (Finalsite)	9/15/2027	185,567	371,133
Fusion Risk Management, Inc.	5/22/2029	457,601	457,601
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	2,870,057	N/A
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	2,563,918	N/A
GC Champion Acquisition LLC (Numerix)	8/19/2028	3,682,906	3,682,906
GC Waves Holdings, Inc. (Mercer)	8/10/2029	831,419	831,419
Grant Thornton Advisors LLC	6/2/2031	154,305	34,936
GTY Technology Holdings Inc.	7/9/2029	887,107	264,374
GTY Technology Holdings Inc.	7/9/2029	N/A	770,655

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

5. Commitments and Contingencies (Continued)

		Unfunded Balances (Continued)
Issuer	Maturity Date	March 31, 2025 (Unaudited)	December 31, 2024
Higginbotham Insurance Agency, Inc.	11/25/2028	$753,756	$917,024
Honey Intermediate, Inc. (iLobby) (Canada)	9/26/2030	1,872,401	1,872,401
HSI Halo Acquisitions, Inc.	6/28/2031	912,423	912,423
HSI Halo Acquisitions, Inc.	6/28/2031	735,825	735,825
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	1,020,417	1,020,417
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	612,250	612,250
Integrity Marketing Acquisition, LLC	8/25/2028	6,014,041	7,686,777
Integrity Marketing Acquisition, LLC	8/25/2028	4,184,623	4,319,357
Intercept Bidco, Inc.	6/3/2030	2,591,349	2,591,349
Intercept Bidco, Inc.	6/3/2030	1,727,566	1,727,566
IvyRehab Intermediate II, LLC	4/23/2029	2,175,756	8,703,024
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	2,713,024	2,713,024
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	1,085,209	1,085,209
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	2,299,429	2,299,429
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	123,067	123,067
Logicmonitor, Inc	11/19/2031	1,856,512	1,856,512
Lucky US BuyerCo, LLC (Global Payments)	3/30/2029	106,483	163,820
Madison Logic Holdings, Inc.	12/30/2027	85,805	85,805
MH Sub I, LLC (Micro Holding Corp.)	12/11/2031	N/A	262,398
Modigent, LLC (Pueblo)	8/23/2027	1,021,491	161,736
Modigent, LLC (Pueblo)	8/23/2028	3,372,660	5,353,117
Kaman Corporation	1/30/2032	412,376	N/A
Kid Distro Holdings, LLC	10/1/2029	585,700	585,700
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	180,686	180,686
Payroc, LLC	11/1/2027	166,509	166,509
PlayPower, Inc	8/28/2030	2,070,380	2,070,380
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2028	854,032	1,545,484
PMA Parent Holdings, LLC	1/31/2031	1,270,184	1,270,184
Raven Acquisition Holdings LLC (R1 RCM)	11/19/2031	228,326	105,659
Renaissance Holding Corp.	4/5/2030	970,000	N/A
Rialto Management Group, LLC	12/5/2030	395,598	395,598
Sauer Brands Inc	2/5/2032	26,546	N/A
Secretariat Advisors LLC	2/24/2032	885,777	N/A
Signia Aerospace LLC	11/21/2031	257,898	115,688
Serrano Parent, LLC (Sumo Logic)	5/13/2030	409,922	409,922
Skydio, Inc	12/4/2029	3,750,000	3,750,000
Skydio, Inc	12/4/2029	3,750,000	3,750,000
Spark Buyer, LLC (SPARKSTONE)	10/15/2031	4,701,603	4,701,603
Spark Buyer, LLC (SPARKSTONE)	10/15/2031	2,350,802	2,350,802
Spartan Bidco Pty Ltd (StarRez) (Australia)	1/24/2028	548,308	N/A
Spartan Bidco Pty Ltd (StarRez) (Australia)	1/24/2028	N/A	548,308
Streamland Media Midco LLC	3/31/2029	197,242	N/A
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	4/25/2031	3,200,000	3,200,000
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2028	342,194	1,368,776
Titan Home Improvement, LLC (Renuity)	5/31/2030	1,810,099	1,810,099
Titan Home Improvement, LLC (Renuity)	5/30/2030	1,508,416	1,508,416
Trintech, Inc.	7/25/2029	516,842	516,842

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

5. Commitments and Contingencies (Continued)

		Unfunded Balances (Continued)
Issuer	Maturity Date	March 31, 2025 (Unaudited)	December 31, 2024
Vensure Employer Services, Inc.	9/19/2031	$2,629,513	$2,754,691
Vortex Companies, LLC	9/4/2029	4,844,305	7,634,803
Vortex Companies, LLC	9/4/2029	1,713,916	1,713,916
Wealth Enhancement Group, LLC	10/2/2028	6,568,140	6,568,140
Wealth Enhancement Group, LLC	10/4/2028	237,731	1,031,615
Wealth Enhancement Group, LLC	10/4/2028	1,318,338	1,318,338
Zendesk Inc.	11/22/2028	251,563	251,563
Zendesk Inc.	11/22/2028	610,938	610,938
Total Unfunded Balances		$155,388,273	$156,978,706

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

From time to time, the Investment Adviser advances payments to third parties on behalf of the Fund and receives reimbursement from the Fund. At March 31, 2025 and December 31, 2024, amounts reimbursable to the Investment Adviser totaled $1.0 million and $1.1 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

The Fund has entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator will perform (or oversee, or arrange for, the performance by third parties of) the administrative services necessary for the operation of the Fund, including but not limited to, determining and publishing the Fund's net asset value (“NAV”), overseeing the preparation and filing of the Fund's tax returns, and the printing and dissemination of reports to shareholders of the Fund, and generally overseeing the payment of the Fund's expenses and the performance of administrative and professional services rendered to the Fund by others. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities thereunder, including payments to the Administrator in an amount equal to the Fund’s allocable portion of overhead and other expenses incurred by the Administrator or its affiliate in performing its obligations and services under the Administration Agreement, such as rent, license fees and other costs associated with computer software utilized in providing such obligations and services and the Fund’s allocable portion of the cost of personnel attributable to performing such obligations and services, including, but not limited to, marketing, legal and other services performed by the Administrator for the Fund. The Administrator will also, on behalf of the Fund, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other shareholders servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, shareholders and such other persons in any such other capacity deemed to be necessary or desirable. For the three months ended March 31, 2025 and 2024, the Fund incurred $0.3 million and $0.3 million, respectively, for such administrative service expenses.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

7. Stockholders’ Equity and Dividends (Continued)

The Fund has the authority to issue an unlimited number of Common Shares of any class and an unlimited number of shares of preferred shares, at a par value $0.001 per share. As of March 31, 2025, the Fund had 28,645,909 Institutional shares, 2,604,532 Class S shares, and 148,082 Class D shares issued and outstanding.

The following table summarizes transactions in Common Shares for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, (1)
	2025		2024
	Shares	Amount	Shares	Amount
Institutional Class
Subscriptions	3,896,779	$96,387,448	1,322,168	$32,918,671
Share transfers between classes	—	—	—	—
Distributions reinvested	468,209	11,580,885	276,320	6,877,969
Share Repurchases	(53,212)	(1,317,216)	(23,540)	(588,029)
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	4,311,776	$106,651,117	1,574,948	$39,208,611

Class S
Subscriptions	795,280	19,665,500	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	4,161	102,864	—	—
Share Repurchases	(3,084)	(76,445)	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	796,357	19,691,919	—	—

Class D
Subscriptions	20,572	508,750	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	129	3,186	—	—
Share Repurchases	—	—	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	20,701	511,936	—	—

______________________

(1)
Class S commenced operations on June 1, 2024 and Class D commenced operations on August 1, 2024.

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents our monthly NAV per share for each of the three classes of shares since our inception through March 31, 2025.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

7. Stockholders’ Equity and Dividends (Continued)

	NAV per Share
For the Month Ended	Institutional Class	Class S	Class D
June 30, 2022	$23.49	N/A	N/A
July 31, 2022	24.40	N/A	N/A
August 31, 2022	24.86	N/A	N/A
September 30, 2022	23.74	N/A	N/A
October 31, 2022	23.89	N/A	N/A
November 30, 2022	23.93	N/A	N/A
December 31, 2022	23.69	N/A	N/A
January 31, 2023	24.28	N/A	N/A
February 28, 2023	24.25	N/A	N/A
March 31, 2023	24.23	N/A	N/A
April 30, 2023	24.38	N/A	N/A
May 31, 2023	24.05	N/A	N/A
June 30, 2023	24.49	N/A	N/A
July 31, 2023	24.73	N/A	N/A
August 31, 2023	24.85	N/A	N/A
September 30, 2023	24.99	N/A	N/A
October 31, 2023	24.70	N/A	N/A
November 30, 2023	24.87	N/A	N/A
December 31, 2023	24.85	N/A	N/A
January 31, 2024	24.92	N/A	N/A
February 29, 2024	24.93	N/A	N/A
March 31, 2024	24.98	N/A	N/A
April 30, 2024	24.93	N/A	N/A
May 31, 2024	24.95	N/A	N/A
June 30, 2024	24.84	24.84	N/A
July 31, 2024	24.75	24.75	N/A
August 31, 2024	24.79	24.79	24.79
September 30, 2024	24.77	24.77	24.77
October 31, 2024	24.83	24.83	24.83
November 30, 2024	24.84	24.84	24.84
December 31, 2024	24.79	24.79	24.79
January 31, 2025	24.77	24.77	24.77
February 28, 2025	24.64	24.64	24.64
March 31, 2025	24.42	24.42	24.42

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering net investment income available for distribution to shareholders, at the discretion of our Board of Trustees.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

7. Stockholders’ Equity and Dividends (Continued)

Institutional Class

The following tables summarize the Fund's dividends declared for the Institutional Class shares for the three months ended March 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 26, 2024	January 30, 2024	February 27, 2024	Regular	0.23	2,348,876
February 23, 2024	February 28, 2024	March 27, 2024	Regular	0.23	2,471,608
March 26, 2024	March 28, 2024	April 26, 2024	Regular	0.23	2,572,189
				$0.69	$7,392,673
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.23	$5,923,347
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.23	6,249,265
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.23	6,588,559
				$0.69	$18,761,171

Class S Shares

The following table summarizes the Fund's dividends declared for the Class S shares for the three months ended March 31, 2025. No Class S shares were outstanding for the three months ended March 31, 2024.

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.23	$0.21	$472,537	$436,377
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.23	0.21	527,138	487,029
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.23	0.21	599,042	553,463
				$0.69	$0.64	$1,598,717	$1,476,870

_____________________________________________

(1)
Class S commenced operations on June 1, 2024.

Class D Shares

The following table summarizes the Fund's dividends declared for the Class D shares for the three months ended March 31, 2025. No Class D shares were outstanding for the three months ended March 31, 2024.

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.23	$0.22	$30,170	$29,488
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.23	0.22	32,328	31,597
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.23	0.23	34,059	33,304
				$0.69	$0.67	$96,557	$94,389

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

March 31, 2025

7. Stockholders’ Equity and Dividends (Continued)

Through October 31, 2024, all of the Fund’s distributions resulted from net investment income. From November 1, 2024 through March 31, 2025, certain of the Fund's distributions were from sources other than net investment income. In the future, a portion of the Fund's distributions may result from expense support from the Investment Adviser, which is subject to repayment by the Fund within three years from the date of payment. Shareholders should understand that any such distribution may not be based solely on the Fund’s investment performance, and can only be sustained if the Fund achieves positive investment performance in future periods and/or the Investment Adviser continues to provide expense support. Shareholders should also understand that the Fund’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Fund will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, may include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of cash distributions on a GAAP basis that the Fund has declared on its common shares:

	For the Three Months Ended March 31, 2025
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.55	$14,898,946	$0.50	$1,152,240	$0.53	$74,542
Net realized gains	0.14	3,862,225	0.14	324,630	0.14	19,847
Total	$0.69	$18,761,171	$0.64	$1,476,870	$0.67	$94,389

	For the Three Months Ended March 31, 2024 (1)
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.69	$7,392,673	$—	$—	$—	$—
Net realized gains	—	—	—	—	—	—
Total	$0.69	$7,392,673	$—	$—	$—	$—

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

8. Share Repurchase Program (Continued)

The following table presents information with respect to the Fund's repurchases for the three months ended March 31, 2025 and 2024:

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
January 31, 2025	February 28, 2025	139,189	0.5%	$24.42	March 31, 2025	$3,398,946	—

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

9. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2025 and 2024. No Class S or Class D shares were outstanding for the three months ended March 31, 2024.

	For the Three Months Ended March 31,
	2025(1)			2024
	Institutional Class	Class S	Class D	Institutional Class
Per Common Share
Per share NAV at beginning of period	$24.79	$24.79	$24.79	$24.85
Investment operations: (2)
Net investment income before excise taxes	0.55	0.50	0.53	0.69
Net investment income	0.55	0.50	0.53	0.69
Net realized and unrealized gain (loss)	(0.23)	(0.23)	(0.23)	0.13
Total from investment operations	0.32	0.27	0.30	0.82

Dividends to common shareholders	(0.69)	(0.64)	(0.67)	(0.69)
Per share NAV at end of period	$24.42	$24.42	$24.42	$24.98

Total return based on net asset value: (3)	1.29%	1.09%	1.21%	3.30%

Shares outstanding at end of period	28,645,909	2,604,532	148,082	11,183,432
Ratios to average net asset value: (4)
Net investment income(5)	10.03%	9.44%	9.73%	12.61%
Expenses before incentive fee (6)	6.26%	7.35%	6.49%	7.90%
Expenses and incentive fee (7)	6.50%	7.60%	6.74%	8.30%

Ending net asset value	$699,521,530	$63,601,626	$3,616,110	$279,409,264
Weighted-average number of common shares	27,190,749	2,317,817	139,917	10,713,313

Fund-level Supplemental Data
Portfolio turnover rate	6.31%			2.73%
Weighted-average debt outstanding	$393,000,000			$167,956,044
Weighted-average interest rate on debt	6.61%			7.43%
Weighted-average debt per share	$12.52			$15.02

(1)
Class S commenced operations on June 1, 2024 and Class D commenced operations on August 1, 2024.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

9. Financial Highlights (Continued)

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

10. Senior Securities

Information about the Fund's senior securities is shown in the following table for each of the years ended December 31, 2024, 2023 and 2022 and the period ended March 31, 2025.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
As of March 31, 2025 (Unaudited)	$314,000,000	$3,813	—	N/A
Fiscal year 2024	320,000,000	3,229	—	N/A
Fiscal year 2023	156,000,000	2,510	—	N/A
Fiscal year 2022	95,000,000	2,225	—	N/A
Revolving Credit Facility
As of March 31, 2025 (Unaudited)	$—	$3,813
Fiscal year 2024	—	3,229	—	N/A
Unsecured Notes
As of March 31, 2025 (Unaudited)	$125,000,000	$2,726	—	N/A
Fiscal year 2024	$70,000,000	$2,656	—	N/A

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

11. Subsequent Events

On April 1, 2025, the Fund accepted $72.5 million of additional subscriptions, to purchase $63.2 million of additional Institutional shares, $8.9 million of additional Class S shares and $0.4 million of additional Class D shares, par value $0.001 per share. On April 21, 2025, the number of shares being purchased was fixed when the purchase price of $24.42 per Institutional, Class S shares and Class D shares were determined by the Fund. As a result, the Fund issued 2.6 million Institutional shares, 0.4 million Class S shares and 0.0 million Class D shares and received $72.5 million in proceeds.

On April 24, 2025, the Fund declared a regular distribution as follows:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Institutional Shares	$0.2300	$—	$0.2300
Class S Shares	0.2300	0.0173	0.2127
Class D Shares	0.2300	0.0051	0.2249

The distribution will be payable to shareholders of record at the close of business on April 29, 2025 and will be paid on May 28, 2025. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund’s distribution reinvestment plan.

On May 2, 2025, the Fund entered into Amendment No. 1 to the First Amended and Restated Credit and Security Agreement (the “Credit Facility Amendment”). Pursuant to the Credit Facility Amendment, under the Credit Facility, the combined commitments under the revolving credit and term loan facility are increased from $450,000,000 to $650,000,000. The Credit Facility Amendment modifies certain other terms of the Credit Facility, including extending the prepayment lockout period until the first anniversary of the closing date of the Credit Facility Amendment.

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

BlackRock Private Credit Fund

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

March 31, 2025

Investment	Acquisition Date
New Insight Holdings, Inc. (Dynata), Common Shares	7/15/2024
48forty Intermediate Holdings, Inc., Common Shares	11/5/2024
Streamland Media Holdings LLC, Common Units	3/31/2025

BlackRock Private Credit Fund

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2024

Investment	Acquisition Date
New Insight Holdings, Inc. (Dynata), Common Shares	7/15/2024
48forty Intermediate Holdings, Inc., Common Shares	11/5/2024

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Exchange Act, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2025, approximately 93.9% of our total assets were invested in qualifying assets.

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

The three-level hierarchy for fair value measurement is defined as follows:

Level 1: Quoted prices in active markets for identical assets

Level 2: Other direct and indirect observable market inputs (for example, quoted prices in inactive markets or quotes for comparable investments)

Level 3: Independent third-party valuation sources that employ significant unobservable inputs

As of March 31, 2025, none of our investments were categorized as Level 1, 38.0% were categorized as Level 2 and 62.0% were Level 3 investments valued based on valuations by independent third party sources.

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

Portfolio and investment activity

During the three months ended March 31, 2025, we invested approximately $381.1 million, comprised of new investments in 49 new portfolio companies, as well as draws made on existing commitments and payment in kind ("PIK") received on prior investments, all of which were in senior secured loans. Additionally, we received approximately $73.6 million in proceeds from sales or repayments during the three months ended March 31, 2025.

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

At March 31, 2025, our investment portfolio of $1,342.2 million (at fair value) consisted of 231 portfolio companies and was invested 99.9% in senior secured loans and 0.1% in equity investments. Our average portfolio company investment at fair value was approximately $5.8 million. Our largest portfolio company investment by fair value was approximately 2.2% of our portfolio and our five largest portfolio company investments by fair value comprised approximately 9.7% of our portfolio at March 31, 2025.

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

The industry composition of our portfolio at fair value at March 31, 2025 was as follows:

Industry	March 31, 2025
Software	17.2%
Diversified Financial Services	11.3%
Professional Services	10.9%
Insurance	8.1%
Commercial Services and Supplies	5.6%
Construction and Engineering	5.0%
Aerospace and Defense	4.6%
Internet Software and Services	4.0%
Hotels, Restaurants and Leisure	3.4%
IT Services	3.2%
Healthcare Providers and Services	2.2%
Textiles, Apparel and Luxury Goods	2.0%
Health Care Technology	1.9%
Machinery	1.9%
Media	1.9%
Building Products	1.8%
Energy Equipment and Services	1.6%
Capital Markets	1.5%
Chemicals	1.4%
Technology Hardware, Storage and Peripherals	1.0%
Other	9.5%
Totals	100.0%

The weighted average effective yield of our debt and total portfolio was 9.3% at March 31, 2025 and 10.6% at December 31, 2024. At March 31, 2025, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, the Federal Funds Rate or PRIME Rate, and 0.0% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 70.7% at March 31, 2025. At December 31, 2024, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, the Federal Funds Rate or PRIME Rate, and 0.0% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 81.2% at December 31, 2024. Debt investments in one portfolio company were on non-accrual status as of March 31, 2025, representing 0.0% of the portfolio at fair value and 0.0% at cost. Debt investments in one portfolio company were on non-accrual status as of December 31, 2024, representing 0.0% of the portfolio at fair value and 0.0% at cost.

Results of operations

Investment income

Investment income totaled $28.9 million and $13.5 million, respectively, for the three months ended March 31, 2025 and 2024, all of which was attributable to interest and fees on our debt investments. The increase in investment income in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 reflects the significant increase in portfolio size as the Fund continues to ramp up.

Expenses

Total net operating expenses for the three months ended March 31, 2025 and 2024 were $12.8 million and $6.2 million, respectively, comprised of $7.0 million and $3.3 million in interest and other debt expenses, $2.2 million and $1.1 million in incentive fees, $2.2 million and $0.8 million in management fees, $0.6 million and $0.0 million in amortization of offering costs, $0.3 million and $0.3 million in administrative expenses, $0.3 million and $0.3 million in professional fees, $(0.5) million and $0 in incentive fees on capital gains, and $0.7 million and $0.4 million in other operating expenses, respectively. The increase in expenses in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily reflects the significant increase in portfolio size, amount of debt outstanding, and other Fund activities as the Fund continues to ramp up.

Net investment income (loss)

Net investment income was $16.1 million and $7.4 million, respectively, for the three months ended March 31, 2025 and 2024. The increase in net investment income reflects the higher investment income, partially offset by the higher operating expenses in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended March 31, 2025 and 2024 was $(1.5) million and $0.0 million, respectively. Net realized losses for the three months ended March 31, 2025 was comprised primarily of $(1.3) million in losses from the restructuring of our investments in Streamland Media Midco.

For the three months ended March 31, 2025 and 2024, the change in net unrealized appreciation (depreciation) was $(5.6) million and $1.4 million, respectively. The change in net unrealized appreciation (depreciation) for the three months ended March 31, 2025 was primarily driven by $(0.4) million change in unrealized depreciation in our investment in TouchTunes Interactive Networks and $(0.4) million on our investment in Alpine Acquisition Corp II, as well as change in unrealized losses across the portfolio, offset by $1.4 million in reversal of previously recognized unrealized depreciation from the restructuring of our investment in Streamland Media Midco. The change in net unrealized appreciation (depreciation) for the three months ended March 31, 2024 was primarily driven by $0.3 million change in unrealized appreciation on our investment in Groupe Solmax and $0.2 million change in unrealized appreciation in our investment in Amentum Government Services Holdings, as well as change in unrealized gains across the portfolio, offset by $(0.4) million change in unrealized depreciation in our investment in Service Logic Acquisition and $(0.3) million on our investment in MED ParentCo.

Incentive compensation

The income component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less aggregate income incentive compensation previously paid in with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 5.0% total return hurdle on daily weighted average unreturned capital contributions (the “Hurdle Rate”). The capital gains component of the incentive fee will be the amount, if positive, equal to the lesser of (i) 12.5% of the aggregate realized capital gains (computed net of realized losses and net of unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid or distributed in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters or (ii) 12.5% of cumulative aggregate realized capital gains (computed net of realized losses and net of unrealized capital depreciation, if any) since commencement of the Fund, less capital gains incentive compensation previously paid or distributed since commencement of the Fund. The capital gains component will be paid in full prior to payment of the income component. In any case, incentive compensation (including both the income and capital gains components) will only be paid to the extent the trailing twelve quarter (or if shorter, the number of calendar quarters that have occurred since commencement of the fund) total return of the Fund after incentive compensation and including such payment would equal or exceed a 5% annual total return on daily weighted average unreturned contributed capital contributions for such period. For the three months ended March 31, 2025, $2.2 million in incentive fees were earned, compared to $1.1 million earned for the three months ended March 31, 2024. For the three months ended March 31, 2025, we reversed the accrual of $0.5 million as a reserve for incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP on a cumulative basis. For the three months ended March 31, 2024, the Fund did not accrue any incentive fees on capital gains on a liquidation basis (but not payable) under GAAP.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax expense was incurred in the three months ended March 31, 2025.

Net increase (decrease) in net assets resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $9.0 million and $8.8 million, respectively for the three months ended March 31, 2025 and 2024.

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

Pursuant to the Fee Waiver and Expense Support and Reimbursement Agreement we have entered into with the Investment Adviser, we will be obligated to reimburse the Investment Adviser for expenses during the 36 months following the commencement of the Fund’s operations, to the extent that the Fund’s annual Operating Expenses do not exceed 1.25% of the value of the Fund’s net assets, calculated monthly based on month-end net assets of the Fund. For the three months ended March 31, 2025, the Fund’s annual operating expenses did not exceed 1.25% of the value of the Fund’s net assets, and the Fund is therefore obligated to reimburse the Investment Adviser for such portion of Expense Payments incurred by the Investment Adviser under the Expense Support Agreement.

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

On November 27, 2024, the Borrower entered into Amendment No. 3 to the Credit Facility (the "First Amended and Restated Credit and Security Agreement"). The Amendment increased the total revolving commitments from $75.0 million to $125.0 million, increased total term commitments from $225.0 million to $325.0 million. The credit facility commitment fees accrual rate was amended at a rate equal to 0.35% per annum, if as of such date the outstanding principal amount of the Revolving Advances is greater than 50% of the Revolving Commitment otherwise the rate is 0.50% per annum. And the rate for Term Commitment is amended at 0.35% per annum for the first three months following any Incremental Commitment Effective Date, and thereafter 0.50% per annum. The Credit Facility includes usual and customary events of default for credit facilities of this nature. Borrowings under the Credit Facility are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act. As of March 31, 2025, there was $314.0 million drawn on the Credit Facility.

On April 19, 2024, the Fund entered into a Senior Secured Credit Agreement for a $75 million revolving credit facility (the “Revolving Credit Facility”) with Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks from time to time parties thereto. The Revolving Credit Facility matures on April 19, 2029 and generally bears interest at either (i) term SOFR plus a credit spread adjustment plus margin of 2.00% or 1.875% per annum or (ii) the prime rate plus a margin of 2.00% or 1.875% per annum, in each case subject to certain conditions. The Fund may elect either the term SOFR or prime rate at the time of drawdown. The Revolving Credit Facility will be guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). The Revolving Credit Facility is secured by substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions. On November 4, 2024, the Fund increased the commitment on the Revolving Credit Facility from $75 million to $150 million. As of March 31, 2025, there were no outstanding loans on the Revolving Credit Facility.

On November 18, 2024, the Fund entered into a Master Note Purchase Agreement (the “Master Note Purchase Agreement”), governing the issuance (a) on November 18, 2024, of $70,000,000 aggregate principal amount of its 7.14% Series 2024A Senior Notes, Tranche A, due November 18, 2027 (the “Tranche A Notes”), and (b) on January 22, 2025 (subject to customary closing conditions), of $55,000,000 aggregate principal amount of its 7.33% Series 2024A Senior Notes, Tranche B, due January 22, 2030 (the “Tranche B Notes” and, together with the Tranche A Notes, the “Notes”), to qualified institutional investors in a private placement. The Tranche A Notes bear interest at a rate equal to 7.14% per annum that is payable semi-annually on May 18 and November 18 of each year, beginning on May 18, 2025. The Tranche B Notes bear interest at a rate equal to 7.33% per annum that is payable semi-annually on January 22 and July 22 of each year, beginning on July 22, 2025. The Notes will be guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). The Tranche A Notes were issued at a closing on November 18, 2024, and the Tranche B Notes were issued at a closing which occurred on January 22, 2025. As of March 31, 2025, there was $70.0 million and $55.0 million, respectively, outstanding on the Tranche A Notes and Tranche B Notes.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. After obtaining shareholder approval by written consent on March 16, 2022, the Fund’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of March 31, 2025, the Fund's asset coverage ratio was 273%.

Net cash used in operating activities for the three months ended March 31, 2025 was $149.0 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $164.2 million, and net investment income (net of non-cash income and expenses) of approximately $15.2 million.

Net cash provided by financing activities was $156.4 million for the three months ended March 31, 2025, consisting primarily of $116.6 million in proceeds from share issuances, $6.0 million in credit facility draws (net of repayments), $55.0 million in proceeds from the Senior Notes, offset by $7.5 million dividends paid in cash to shareholders, $0.3 million payments of debt issuance costs and $1.4 million payments of repurchased shares.

At March 31, 2025, we had $48.6 million in cash and cash equivalents.

Share Transactions

The following table summarizes transactions in Common Shares for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, (1)
	2025		2024
	Shares	Amount	Shares	Amount
Institutional Class
Subscriptions	3,896,779	$96,387,448	1,322,168	$32,918,671
Share transfers between classes	—	—	—	—
Distributions reinvested	468,209	11,580,885	276,320	6,877,969
Share Repurchases	(53,212)	(1,317,216)	(23,540)	(588,029)
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	4,311,776	$106,651,117	1,574,948	$39,208,611

Class S
Subscriptions	795,280	19,665,500	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	4,161	102,864	—	—
Share Repurchases	(3,084)	(76,445)	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	796,357	19,691,919	—	—

Class D
Subscriptions	20,572	508,750	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	129	3,186	—	—
Share Repurchases	—	—	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	20,701	511,936	—	—

______________________

(1)
Class S commenced operations on June 1, 2024 and Class D commenced operations on August 1, 2024.

The following table presents information with respect to the Fund's repurchases for the three months ended March 31, 2025 and 2024:

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
January 31, 2025	February 28, 2025	139,189	0.5%	$24.42	March 31, 2025	$3,398,946	—

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

On June 3, 2022, the Fund entered into the Credit Facility, a $200 million revolving credit facility that matures on June 3, 2032 and generally bears interest at a floating rate. On September 8, 2023, the Borrower entered into Amendment No. 1 to the Credit Facility. The Amendment extended the term commitment termination date under the Credit Facility with respect to term commitments entered into on the closing date to December 8, 2023. On December 15, 2023, the Borrower entered into Amendment No. 2 to the Credit Facility. The Second Amendment increased the total revolving commitments from $50.0 million to $75.0 million, increased total term commitments from $150.0 million to $225.0 million, and increased the facility margin level applicable to the borrower. On November 27, 2024, the Fund entered into the First Amended and Restated Credit and Security Agreement to the Credit Facility, increased the total revolving commitments from $50.0 million to $75.0 million, increased total term commitments from $150.0 million to $225.0 million. As of March 31, 2025, there was $314.0 million drawn on the Credit Facility.

On April 19, 2024, the Fund entered into the Revolving Credit Facility that matures on April 19, 2029 and generally bears interest at either (i) term SOFR plus a credit spread adjustment plus margin of 2.00% or 1.875% per annum or (ii) the prime rate plus a margin of 2.00% or 1.875% per annum, in each case subject to certain conditions. The Fund may elect either the term SOFR or prime rate at the time of drawdown. The Revolving Credit Facility includes usual and customary events of default for credit facilities of this nature. On November 4, 2024, the Fund increased the commitment on the Revolving Credit Facility from $75 million to $150 million. As of March 31, 2025, there were no outstanding loans on the Revolving Credit Facility.

On November 18, 2024, the Fund entered into the Master Note Purchase Agreement, governing the issuance (a) on November 18, 2024, of $70,000,000 aggregate principal amount of its 7.14% Tranche A Notes, due November 18, 2027, and (b) on January 22, 2025 , of $55,000,000 aggregate principal amount of its 7.33% Tranche B Notes, due January 22, 2030. As of March 31, 2025, there was $70.0 million and $55.0 million, respectively outstanding on the Tranche A Notes and Tranche B Notes.

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

Institutional Class Shares

The following tables summarize the Fund’s dividends declared and paid for the Institutional Class shares for the three months ended March 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 26, 2024	January 30, 2024	February 27, 2024	Regular	0.23	2,348,876
February 23, 2024	February 28, 2024	March 27, 2024	Regular	0.23	2,471,608
March 26, 2024	March 28, 2024	April 26, 2024	Regular	0.23	2,572,189
				$0.69	$7,392,673
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.23	$5,923,347
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.23	6,249,265
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.23	6,588,559
				$0.69	$18,761,171

Class S Shares

The following table summarizes the Fund's dividends declared for the Class S shares for the three months ended March 31, 2025. No Class S shares were outstanding for the three months ended March 31, 2024.

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.23	$0.21	$472,537	$436,377
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.23	0.21	527,138	487,029
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.23	0.21	599,042	553,463
				$0.69	$0.64	$1,598,717	$1,476,870

_____________________________________________

(2)
Class S commenced operations on June 1, 2024.

Class D Shares

The following table summarizes the Fund's dividends declared for the Class D shares for the three months ended March 31, 2025. No Class D shares were outstanding for the three months ended March 31, 2024.

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.23	$0.22	$30,170	$29,488
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.23	0.22	32,328	31,597
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.23	0.23	34,059	33,304
				$0.69	$0.67	$96,557	$94,389

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

Recent Developments

On April 1, 2025, the Fund accepted $72.5 million of additional subscriptions, to purchase $63.2 million of additional Institutional shares, $8.9 million of additional Class S shares and $0.4 million of additional Class D shares, par value $0.001 per share. On April 21, 2025, the number of shares being purchased was fixed when the purchase price of $24.42 per Institutional, Class S shares and Class D shares were determined by the Fund. As a result, the Fund issued 2.6 million Institutional shares, 0.4 million Class S shares and 0.0 million Class D shares and received $72.5 million in proceeds.

On April 24, 2025, the Fund declared a regular distribution as follows:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Institutional Shares	$0.2300	$—	$0.2300
Class S Shares	0.2300	0.0173	0.2127
Class D Shares	0.2300	0.0051	0.2249

The distribution will be payable to shareholders of record at the close of business on April 29, 2025 and will be paid on May 28, 2025. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund’s distribution reinvestment plan.

On May 2, 2025, the Fund entered into Amendment No. 1 to the First Amended and Restated Credit and Security Agreement (the “Credit Facility Amendment”). Pursuant to the Credit Facility Amendment, under the Credit Facility, the combined commitments under the revolving credit and term loan facility are increased from $450,000,000 to $650,000,000. The Credit Facility Amendment modifies certain other terms of the Credit Facility, including extending the prepayment lockout period until the first anniversary of the closing date of the Credit Facility Amendment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2025, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2025, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 70.7%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2025, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$31,210,138	$0.99
Up 200 basis points	20,806,758	0.66
Up 100 basis points	10,403,379	0.33
Down 100 basis points	(10,403,379)	(0.33)
Down 200 basis points	(20,607,597)	(0.66)
Down 300 basis points	(30,945,879)	(0.99)

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

Part II – Other Information

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of March 31, 2025, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”), which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report and discussed below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Tariffs may adversely affect us or our portfolio companies.

The current United States administration has threatened or imposed tariffs on certain imports from a number of countries, including China. Tariffs and international trade arrangements may continue to change, potentially without warning and to an extent that is difficult to predict. Existing or new tariffs imposed on foreign goods imported by the United States or on U.S. goods imported by foreign countries could subject us or our portfolio companies to additional risks. Among other effects, tariffs may increase the cost of production for certain or our portfolio companies or reduce demand for their products, which could affect the results of their operations, and may cause a general economic slowdown or recession. We cannot predict whether, or to what extent, any tariff or other trade protections may affect us, our portfolio companies or the economy.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we or one of our affiliates may have structured our interest in such portfolio company as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding as equity and subordinate all or a portion of our claim to claims of other creditors.

Efforts by the Federal Reserve and other central banks globally to combat inflation and restore price stability, as well as other global events, may raise the prospect or severity of a recession. Wars have added, and other international tensions or escalations of conflict may add, instability to the uncertainty driving socioeconomic forces, which may continue to have an impact on global trade and result in inflation or economic instability. Present conditions and the state of the U.S. and global economies make it difficult to predict whether and/or to what extent a recession will occur in the near future.

Any such recession would negatively impact the businesses in which we invest and our business. These impacts may include:

•
severe declines in the market price of our securities or net asset value;
•
inability of the Fund to accurately or reliably value its portfolio;
•
inability of the Fund to comply with certain asset coverage ratios that would prevent the Fund from paying dividends to our shareholders and that could result breaches of covenants or events of default under our credit agreement or debt indentures;
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

We are dependent upon senior management personnel of the Investment Adviser for our future success; if the Investment Adviser is unable to retain qualified personnel or if the Investment Adviser loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

The success of the Fund is highly dependent on the financial and managerial expertise of the Investment Adviser. The loss of one or more of the voting members of the Investment Committee could have a material adverse effect on the performance of the Fund. Although the Investment Adviser and the voting members of the Investment Committee devote a significant amount of their respective efforts to the Fund, they actively manage investments for other clients and are not required to (and will not) devote all of their time to the Fund’s affairs. In addition, in connection with the acquisition of TCP (a wholly-owned subsidiary of the Investment Adviser) by BlackRock in August 2018, certain senior members of the Investment Adviser's investment team and other key advisory personnel were granted retention bonuses. As the last of such retention bonuses have recently been paid, there may be less economic incentive for certain senior investment team members and certain other key personnel to remain with the Investment Adviser than in prior periods. Certain members of the Investment Adviser's investment team that received such bonuses have left the firm. The loss of key members of the Investment Adviser’s investment team, or a material portion of other key advisory personnel, could have a material adverse effect on the performance of the Fund if the Investment Adviser were unable to replace such persons in a timely manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Refer to our Current Reports on Form 8-K filed with the SEC on January 23, 2025, February 21, 2025, March 27, 2024 and April 17, 2025 for information about unregistered sales of our equity securities during the quarter.

The following table presents information with respect to the Fund's repurchases for the three months ended March 31, 2025:

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
January 31, 2025	February 28, 2025	139,189	0.5%	$24.42	March 31, 2025	$3,398,946	—

_____________________

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Net of Early Repurchase Deduction (if any).
(3)
All repurchase requests were satisfied in full.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Trust of the Registrant(1)
3.2	Fourth Amended and Restated Agreement and Declaration of Trust of the Registrant(2)
3.3	Second Amended Restated Bylaws of the Registrant (3)
10.1

Amendment No. 1 to the First Amended and Restated Credit and Security Agreement by and among BlackRock Private Credit Fund Leverage I, LLC, PNC Bank, National Association, as facility agent, State Street Bank and Trust Company as collateral agent and custodian and the lenders party thereto from time to time*

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock Private Credit Fund

Date: May 08, 2025	By:	/s/ Philip Tseng
	Name:	Philip Tseng
	Title:	Trustee and Chief Executive Officer
(Principal Executive Officer)

Date: May 08, 2025	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer
(Principal Financial Officer)