Form 10-Q
period 2025-06-30
BlackRock Private Credit Fund
filed 2025-08-08
CIK 1902649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2025

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

As of June 30, 2025, there was no established public market for the Registrant's shares of common stock.

The number of shares of Registrant’s common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding as of August 8, 2025 was 39,116,204, 3,684,397 and 227,886 of Institutional Class, Class S and Class D Common Shares, respectively.

BLACKROCK PRIVATE CREDIT FUND

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2025

BlackRock Private Credit Fund

Consolidated Statements of Assets and Liabilities

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $1,743,969,689 and $1,035,050,829, respectively)	$1,744,660,642	$1,040,393,586
Total investments (cost of $1,743,969,689 and $1,035,050,829, respectively)	1,744,660,642	1,040,393,586

Cash and cash equivalents	30,711,354	41,078,437
Receivable for investments sold	26,419,556	7,996,181
Interest, dividends and fees receivable	9,870,986	6,523,832
Deferred debt issuance costs	4,865,050	4,147,931
Prepaid expenses and other assets	1,747,638	2,314,798
Total assets	1,818,275,226	1,102,454,765

Liabilities
Debt (net of deferred issuance costs of $1,018,054 and $866,702, respectively)	787,981,946	389,133,298
Payable for investments purchased	97,161,934	43,346,561
Interest and debt related payables	9,256,568	4,009,503
Distribution payable	8,572,969	6,009,553
Incentive fees payable	2,586,268	3,978,275
Management fees payable	900,510	1,791,192
Reimbursements due to the Investment Adviser	94,315	1,125,355
Accrued capital gains incentive fees	—	498,552
Accrued expenses and other liabilities	2,087,000	1,370,802
Total liabilities	$908,641,510	$451,263,091

Commitments and contingencies (Note 5)

Net assets	$909,633,716	$651,191,674

Composition of net assets applicable to common shareholders
Common shares of beneficial interest, $0.001 par value; 37,532,875 and 26,269,689 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	$37,537	$26,269
Paid-in capital in excess of par	924,188,066	648,200,991
Distributable earnings (loss)	(14,591,887)	2,964,414
Total net assets	909,633,716	651,191,674
Total liabilities and net assets	$1,818,275,226	$1,102,454,765

Net assets per share	$24.24	$24.79

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Assets and Liabilities

	June 30, 2025	December 31, 2024
	(Unaudited)
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$822,188,281	$603,211,729
Common shares outstanding ($0.001 par value, unlimited shares authorized)	33,924,743	24,334,133
Net asset value per share	$24.24	$24.79
Class S Shares:
Net assets	$82,565,096	$44,822,335
Common shares outstanding ($0.001 par value, unlimited shares authorized)	3,406,762	1,808,175
Net asset value per share	$24.24	$24.79
Class D Shares:
Net assets	$4,880,339	$3,157,610
Common shares outstanding ($0.001 par value, unlimited shares authorized)	201,370	127,381
Net asset value per share	24.24	24.79

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investment income
Interest income:
Non-controlled, non-affiliated investments	$35,518,333	$15,145,807	$63,731,603	$28,533,079
PIK income:
Non-controlled, non-affiliated investments	495,990	37,596	1,216,166	177,184
Total investment income	36,014,323	15,183,403	64,947,769	28,710,263

Operating expenses
Interest and other debt expenses	10,545,728	3,474,436	17,497,259	6,800,088
Incentive fees earned	2,586,283	1,246,143	4,818,721	2,298,682
Management fees	2,563,180	946,305	4,722,458	1,739,196
Amortization of continuous offering costs	634,858	—	1,269,715	—
Administrative expenses	386,849	196,135	695,289	530,838
Professional fees	434,758	243,037	689,466	545,802
Custody fees	215,047	81,549	381,445	157,655
Organizational expenses	—	—	161,704	—
Distribution and servicing fees	—			—
Class S	164,293	5,296	286,140	5,296
Class D	2,668	—	4,836	—
Director fees	65,218	66,125	136,343	124,750
Insurance expense	7,233	7,232	14,465	14,465
Incentive fees on capital gains (1)	—	—	(498,552)	—
Other operating expenses	304,225	194,146	538,879	402,716
Total operating expenses	17,910,340	6,460,405	30,718,168	12,619,488

Net investment income	18,103,983	8,722,998	34,229,601	16,090,775

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(745,242)	(178,656)	(2,232,982)	(177,456)
Net realized gain (loss)	(745,242)	(178,656)	(2,232,982)	(177,456)

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	961,024	(1,412,911)	(4,651,804)	7,412
Net change in unrealized appreciation (depreciation)	961,024	(1,412,911)	(4,651,804)	7,412

Net realized and unrealized gain (loss)	215,782	(1,591,567)	(6,884,786)	(170,044)

Net increase (decrease) in net assets resulting from operations	$18,319,765	$7,131,431	$27,344,815	$15,920,731

_______________________________________

(1) Net investment income amounts displayed above are net of the accrual for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with Generally Accepted Accounting Principles (“GAAP”) for the three and six months ended June 30, 2025 and 2024 (see Note 3).

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Shares		Paid in Capital	Distributable	Total Net
	Shares	Par Amount	in Excess of Par	Earnings (loss)	Assets
Balance at December 31, 2024	26,269,689	$26,269	$648,200,991	$2,964,414	$651,191,674

Share Transactions
Institutional Class:
Issuance of common shares	3,896,779	3,897	96,383,551	—	96,387,448
Issuance of common shares from dividend reinvestment plan	468,209	468	11,580,417	—	11,580,885
Repurchase of common shares	(53,212)	(53)	(1,317,163)	—	(1,317,216)
Class S:
Issuance of common shares	795,280	795	19,664,705	—	19,665,500
Issuance of common shares from dividend reinvestment plan	4,161	4	102,860	—	102,864
Repurchase of common shares	(3,084)	—	(76,445)	—	(76,445)
Class D:
Issuance of common shares	20,572	21	508,729	—	508,750
Issuance of common shares from dividend reinvestment plan	129	—	3,186	—	3,186
Net investment income	—	—	—	16,125,618	16,125,618
Net realized and unrealized gain (loss)	—	—	—	(7,100,568)	(7,100,568)
Dividends paid to common shareholders:
Institutional Class	—	—	—	(18,761,171)	(18,761,171)
Class S	—	—	—	(1,476,870)	(1,476,870)
Class D	—	—	—	(94,389)	(94,389)
Balance at March 31, 2025	31,398,523	$31,401	$775,050,831	$(8,342,966)	$766,739,266

Share Transactions
Institutional Class:
Issuance of common shares	4,892,241	4,892	118,990,229	—	118,995,121
Issuance of common shares from dividend reinvestment plan	525,782	526	12,758,204	—	12,758,730
Repurchase of common shares	(139,189)	(139)	(3,398,807)	—	(3,398,946)
Class S:
Issuance of common shares	793,621	794	19,283,197	—	19,283,991
Issuance of common shares from dividend reinvestment plan	8,609	9	208,861	—	208,870
Class D:
Issuance of common shares	52,665	53	1,280,447	—	1,280,500
Issuance of common shares from dividend reinvestment plan	623	1	15,104	—	15,105
Net investment income	—	—	—	18,103,983	18,103,983
Net realized and unrealized gain (loss)	—	—	—	215,782	215,782
Dividends paid to common shareholders:
Institutional Class	—	—	—	(22,415,779)	(22,415,779)
Class S	—	—	—	(2,034,203)	(2,034,203)
Class D	—	—	—	(118,704)	(118,704)
Balance at June 30, 2025	37,532,875	$37,537	$924,188,066	$(14,591,887)	$909,633,716

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Changes in Net Assets (Unaudited) (Continued)

	Common Shares		Paid in Capital	Distributable	Total Net
	Shares	Par Amount	in Excess of Par	Earnings (loss)	Assets
Balance at December 31, 2023	9,608,484	$9,608	$234,370,285	$4,424,133	$238,804,026
Institutional Class:
Issuance of common shares	1,322,168	1,322	32,917,349	—	32,918,671
Issuance of common shares from dividend reinvestment plan	276,320	276	6,877,693	—	6,877,969
Repurchase of common shares	(23,540)	(24)	(588,005)	—	(588,029)
Net investment income	—	—	—	7,367,777	7,367,777
Net realized and unrealized gain (loss)	—	—	—	1,421,523	1,421,523
Dividends paid to common shareholders:
Institutional Class	—	—	—	(7,392,673)	(7,392,673)
Balance at March 31, 2024	11,183,432	$11,182	$273,577,322	$5,820,760	$279,409,264

Share Transactions
Institutional Class:
Issuance of common shares	2,407,822	2,408	60,089,533	—	60,091,941
Issuance of common shares from dividend reinvestment plan	249,290	249	6,220,266	—	6,220,515
Repurchase of common shares	—	—	—	—	—
Class S:
Issuance of common shares	299,659	300	7,476,200	—	7,476,500
Issuance of common shares from dividend reinvestment plan	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—
Net investment income	—	—	—	8,722,998	8,722,998
Net realized and unrealized gain (loss)	—	—	—	(1,591,567)	(1,591,567)
Dividends paid to common shareholders:
Institutional Class	—	—	—	(8,983,848)	(8,983,848)
Class S	—	—		(63,626)	(63,626)
Balance at June 30, 2024	14,140,203	$14,139	$347,363,321	$3,904,717	$351,282,177

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Operating activities
Net increase (decrease) in net assets resulting from operations	$27,344,815	$15,920,731
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	2,191,492	177,456
Change in net unrealized (appreciation) depreciation of investments	4,651,804	(7,412)
Net amortization of investment discounts and premiums	(2,422,408)	(2,030,994)
Interest and dividend income paid in kind	(1,300,522)	(863,984)
Amortization of deferred debt issuance costs	532,062	160,981
Changes in assets and liabilities:
Purchases of investments	(844,230,125)	(167,064,372)
Proceeds from disposition of investments	136,842,703	55,163,465
Decrease (increase) in interest, dividends and fees receivable	(3,347,154)	(1,217,763)
Decrease (increase) in receivable for investments sold	(18,423,375)	(4,447,779)
Decrease (increase) in prepaid expenses and other assets	567,160	(632,648)
Increase (decrease) in interest and debt related payables	5,247,065	492,842
Increase (decrease) in incentive fees payable	(1,392,007)	1,246,143
Increase (decrease) in management fees payable	(890,682)	337,133
Increase (decrease) in accrued capital gains incentive fees	(498,552)	—
Increase (decrease) in reimbursements due to the Investment Adviser	(1,031,040)	208,415
Increase (decrease) in payable for investments purchased	53,815,373	(3,716,959)
Increase (decrease) in accrued expenses and other liabilities	716,198	(357,142)
Net cash provided by (used in) operating activities	(641,627,193)	(106,631,887)

Financing activities
Proceeds from common shares sold	256,121,310	88,562,273
Contribution received in advance	—	—
Proceeds from issuance of Tranche B Notes	55,000,000	—
Draws on credit facilities	674,000,000	55,000,000
Repayments of credit facility draws	(330,000,000)	(44,000,000)
Payments of debt issuance costs	(1,400,533)	(1,222,950)
Dividends paid in cash to shareholders	(17,668,060)	(3,745,928)
Payments of repurchased shares	(4,792,607)	(588,036)
Net cash provided by (used in) financing activities	631,260,110	94,005,359

Net increase (decrease) in cash and cash equivalents (including restricted cash)	(10,367,083)	(12,626,528)
Cash and cash equivalents (including restricted cash) at beginning of period	41,078,437	20,393,858
Cash and cash equivalents (including restricted cash) at end of period	$30,711,354	$7,767,330

Supplemental cash flow information
Interest payments	$11,718,133	$6,146,265
Excise tax payments	$—	$73,753
Distribution payable	$8,572,969	$3,246,951
Reinvestment of dividends during the period	$24,669,640	$13,098,484

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments(A)
Aerospace and Defense
Arcline FM Holdings, LLC (Fairbanks Morse)	First Lien Term Loan	SOFR(S)	—	3.50%	7.58%	6/24/2030	$19,780,556	$19,652,453	$19,894,492	1.12%
Engineering Research Holding LLC (Astrion, Inc.)	First Lien Term Loan	SOFR(S)	1.00%	5.00%	9.29%	8/29/2031	$22,922,542	22,617,120	22,464,091	1.26%	E
Kaman Corporation	First Lien Term Loan	SOFR(Q)	—	2.75%	7.08%	1/30/2032	$3,530,496	3,504,052	3,530,778	0.20%
Kaman Corporation	First Lien Delayed Draw Term Loan	SOFR(Q)	—	2.75%	7.09%	2/26/2032	$—	(3,173)	27	—	D
Peraton Corp.	First Lien Term Loan	SOFR(M)	0.75%	3.85%	8.18%	2/1/2028	$1,005,010	990,951	890,062	0.05%
Signia Aerospace LLC	First Lien Term Loan	SOFR(Q)	0.50%	3.00%	7.30%	11/21/2031	$3,359,850	3,359,026	3,380,849	0.19%	E
Signia Aerospace LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.50%	3.00%	7.30%	11/21/2031	$—	78	1,290	—	E
Skydio, Inc	First Lien Term Loan	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	9.82%	12/4/2029	$7,603,718	7,537,302	7,527,681	0.42%	E
Skydio, Inc	First Lien Delayed Draw Term Loan B	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	9.82%	12/4/2029	$—	(33,208)	(37,500)	—	D/E
Skydio, Inc	First Lien Delayed Draw Term Loan A	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	9.82%	12/4/2029	$—	(33,208)	(37,500)	—	D/E
Cobham Ultra US Co-Borrower LLC (Ultra Electronics)	First Lien Term Loan	SOFR(S)	—	3.50%	8.18%	8/4/2029	$1,880,562	1,880,562	1,885,094	0.11%
								59,471,955	59,499,364	3.35%
Air Freight and Logistics
Stonepeak Nile Parent LLC (Air Transport Services Group Inc)	First Lien Term Loan	SOFR(S)	—	2.75%	7.08%	4/9/2032	$410,000	409,003	411,845	0.02%

Automobiles
Majco LLC (Big Brand Tire)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.34%	5/17/2032	$1	(116,002)	(239,414)	(0.01)%	D/E

Beverages
Triton Water Holdings Inc	First Lien Term Loan	SOFR(Q)	—	2.25%	6.55%	3/31/2028	$823,716	823,716	827,604	0.05%
Sazerac Co Inc.	First Lien Term Loan	SOFR(Q)	—	3.00%	7.34%	6/26/2032	$433,000	430,835	433,541	0.02%	E
								1,254,551	1,261,145	0.07%
Building Products
Air Distribution Technologies Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.30%	8/1/2030	$9,673,155	9,509,183	9,711,848	0.55%	E
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.29%	3/1/2030	$10,105,593	9,947,685	9,852,953	0.56%	E
Wilsonart LLC	First Lien Term Loan	SOFR(Q)	—	4.25%	8.55%	7/25/2031	$4,388,113	4,341,365	4,329,159	0.24%
								23,798,233	23,893,960	1.35%
Capital Markets
Apex Group Treasury LLC	First Lien Term Loan	SOFR(Q)	—	3.50%	7.84%	2/20/2032	$387,000	385,065	386,154	0.02%
Ardonagh Group FinCo Pty Ltd (Australia)	First Lien Term Loan	SOFR(Q)	—	2.75%	7.05%	2/27/2031	$1,097,250	1,084,099	1,091,764	0.06%	C
Ascensus Holdings, Inc	First Lien Term Loan	SOFR(M)	0.50%	3.00%	7.33%	8/2/2028	$1,047,431	1,047,431	1,050,704	0.06%
BCPE Pequod Buyer Inc. (Envestnet Inc.)	First Lien Term Loan	SOFR(M)	—	3.25%	7.58%	9/19/2031	$451,868	449,760	453,167	0.03%
Brookfield Properties Retail Holding LLC	First Lien Term Loan	SOFR(M)	—	3.50%	7.83%	5/28/2030	$311,000	306,386	310,773	0.02%
Focus Financial Partners, LLC	First Lien Term Loan	SOFR(M)	—	2.75%	7.08%	9/15/2031	$4,066,381	4,061,293	4,062,335	0.23%
Grant Thornton Advisors LLC	First Lien Term Loan	SOFR(M)	—	2.75%	7.08%	6/2/2031	$2,835,860	2,835,873	2,836,923	0.16%
Grant Thornton Advisors LLC	First Lien Term Loan	SOFR(M)	—	3.00%	7.33%	5/30/2031	$922,000	910,628	924,651	0.05%
Learning Care Group (US) No. 2 Inc.	First Lien Initial Term Loan	SOFR(Q)	0.50%	4.00%	8.30%	8/11/2028	$29,477	29,199	29,492	—
OVG Business Services LLC (Oak View)	First Lien Term Loan	SOFR(M)	—	3.00%	7.33%	6/15/2031	$744,997	746,781	742,203	0.04%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Capital Markets (Continued)
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.80%	1/31/2031	$8,846,889	$8,705,727	$8,935,358	0.50%	E
PMA Parent Holdings, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.50%	9.80%	1/31/2031	$—	(20,267)	—	—	D/E
								20,541,975	20,823,524	1.17%
Chemicals
Advancion (f/k/a Aruba Investments Holdings, LLC)	First Lien Term Loan	SOFR(M)	0.75%	4.10%	8.43%	11/24/2027	$1,237,147	1,232,668	1,169,104	0.07%	E
Ascend Learning, LLC	First Lien Term Loan	SOFR(M)	—	3.00%	7.33%	12/11/2028	$1,887,423	1,859,759	1,889,282	0.11%
CP Iris Holdco I, Inc	First Lien Term Loan	SOFR(M)	0.50%	3.50%	7.83%	9/21/2028	$1,844,076	1,849,506	1,844,076	0.10%
Derby Buyer LLC	First Lien Term Loan	SOFR(M)	—	3.00%	7.31%	11/1/2030	$1,880,526	1,876,854	1,876,220	0.11%
Discovery Purchaser Corporation	First Lien Term Loan	SOFR(Q)	0.50%	3.75%	8.02%	10/4/2029	$2,497,013	2,444,044	2,496,226	0.14%
INEOS Composites International Holdings LLC (FORTIS)	First Lien Term Loan	SOFR(Q)	—	3.50%	7.80%	2/6/2032	$726,000	724,248	726,795	0.04%
Momentive Performance Materials, Inc.	First Lien Term Loan	SOFR(M)	—	4.00%	8.33%	3/22/2028	$1,147,595	1,134,036	1,153,333	0.06%
Olympus Water US Holding Corporation (Solenis)	First Lien Term Loan	SOFR(Q)	0.50%	3.00%	7.30%	6/9/2031	$2,845,940	2,842,252	2,818,135	0.16%
Sparta U.S. Holdco LLC	First Lien Term Loan	SOFR(M)	0.75%	3.00%	7.32%	8/2/2028	$935,155	933,813	927,753	0.05%
W. R. Grace Holdings LLC	First Lien Term Loan	SOFR(Q)	0.50%	3.25%	7.55%	9/22/2028	$2,057,811	2,051,520	2,063,388	0.12%
								16,948,700	16,964,312	0.96%
Commercial Services and Supplies
Allied Universal Holdco LLC	First Lien Term Loan	SOFR(M)	0.50%	3.85%	8.18%	5/12/2028	$4,700,390	4,695,496	4,728,099	0.27%
Anticimex Inc. (Sweden)	First Lien Term Loan	SOFR(Q)	0.50%	3.40%	7.71%	11/16/2028	$240,784	240,784	242,048	0.01%	C
Apollo Group Holdco, LLC (Topsail)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.30%	12/26/2030	$15,884,806	15,594,213	15,503,571	0.87%	E
Cohnreznick Advisory LLC	First Lien Term Loan	SOFR(Q)	—	4.00%	8.30%	3/26/2030	$19,926,241	19,845,485	19,876,425	1.13%	E
Cohnreznick Advisory LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	4.00%	8.30%	3/26/2032	$—	(18,694)	(11,531)	—	D/E
Creative Artists Agency, LLC.	First Lien Term Loan	SOFR(M)	—	2.75%	7.08%	10/1/2031	$2,146,876	2,142,877	2,155,700	0.12%
Dealer Tire Financial, LLC	First Lien Term Loan	SOFR(M)	—	3.00%	7.33%	7/2/2031	$4,107,912	4,096,084	4,092,507	0.23%	E
EnergySolutions, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.25%	7.58%	9/18/2030	$651,142	648,019	656,026	0.04%	E
Ensemble RCM, LLC	First Lien Term Loan B	SOFR(Q)	—	3.00%	7.28%	8/3/2029	$4,303,194	4,304,384	4,324,839	0.24%
Interstate Waste Services Inc	First Lien Term Loan	SOFR(Q)	—	3.75%	8.05%	10/4/2030	$578,377	576,385	579,823	0.03%	E
Madison Safety & Flow LLC	First Lien Term Loan	SOFR(M)	—	2.75%	7.08%	9/26/2031	$2,249,512	2,250,041	2,256,542	0.13%
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	8/23/2028	$5,479,444	5,373,294	5,387,056	0.30%	E
Modigent, LLC (Pueblo)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	8/23/2028	$1,423,033	1,404,385	1,406,180	0.08%	E
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.30%	8/23/2028	$987,077	973,660	975,387	0.05%	E
Modigent, LLC (Pueblo)	First Lien Revolver	SOFR(Q)	0.75%	5.00%	9.30%	8/23/2027	$340,497	327,225	330,394	0.02%	E
TA TT Buyer, LLC (TouchTunes, Octave Music)	First Lien Tranche B-1 Term Loan	SOFR(Q)	0.50%	4.75%	9.05%	4/1/2029	$16,802,426	16,804,927	16,270,377	0.92%
								79,258,565	78,773,443	4.44%
Construction Materials
Covia Holdings LLC	First Lien Term Loan	SOFR(M)	—	3.25%	7.57%	2/12/2032	$1,129,000	1,127,572	1,134,176	0.06%

Construction and Engineering
Brand Industrial Services Inc	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	8.78%	8/1/2030	$4,408,871	4,390,369	3,708,147	0.21%
Brown & Settle, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	10.83%	5/16/2030	$22,678,985	22,126,293	22,021,294	1.24%	E
Brown & Settle, Inc.	First Lien Revolver	SOFR(M)	1.00%	6.50%	10.82%	5/16/2030	$1,176,855	1,117,105	1,105,753	0.06%	E
Compsych Holdings Corp	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	9.02%	7/22/2031	$12,991,262	12,935,048	13,121,175	0.75%	E
Compsych Holdings Corp	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	9.02%	7/22/2031	$—	(8,086)	37,376	—	D/E
Groupe Solmax Inc. (Canada), Solmax U.S. LP	First Lien Term Loan	SOFR(Q)	1.00%	5.01%	9.31%	7/24/2028	$2,382,475	2,308,510	2,014,121	0.11%	C
JF Acquisition, LLC (JF Petroleum)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	10.06%	6/18/2030	$31,883,070	31,245,407	31,564,239	1.78%	E
JF Acquisition, LLC (JF Petroleum)	First Lien Revolver	SOFR(Q)	1.00%	5.75%	10.06%	6/18/2030	$—	(83,173)	(41,587)	—	D/E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Construction and Engineering (Continued)
JF Acquisition, LLC (JF Petroleum)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	10.06%	6/18/2030	$—	$(221,795)	$(110,898)	(0.01)%	D/E
Legence Holdings LLC (Refficiency)	First Lien Term Loan	SOFR(M)	—	3.25%	7.58%	12/18/2028	$2,833,969	2,831,236	2,839,297	0.16%
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	9.03%	2/1/2030	$1,055,093	1,041,182	1,066,577	0.06%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	9.07%	2/1/2030	$741,839	727,252	745,548	0.04%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	9.07%	2/1/2030	$303,690	297,708	305,208	0.02%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Revolver	SOFR(Q)	1.00%	4.75%	9.07%	2/1/2029	$—	(2,208)	—	—	D/E
PlayPower, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.55%	8/28/2030	$13,593,636	13,418,303	13,525,668	0.76%	E
PlayPower, Inc	First Lien Revolver	SOFR(Q)	0.75%	5.25%	9.55%	8/28/2030	$—	(26,704)	(27,329)	—	D/E
PlayPower, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.55%	8/28/2030	$1,995,716	1,977,010	1,985,737	0.11%	E
Tecta America Corp.	First Lien Term Loan	SOFR(M)	—	3.00%	7.33%	2/18/2032	$303,000	302,276	304,042	0.02%
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	10.08%	5/31/2030	$9,581,457	9,424,463	9,677,272	0.55%	E
Titan Home Improvement, LLC (Renuity)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	10.08%	5/31/2030	$—	(14,830)	18,101	—	D/E
Titan Home Improvement, LLC (Renuity)	First Lien Revolver	SOFR(Q)	1.00%	5.75%	10.08%	5/31/2030	$—	(24,705)	—	—	D/E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	Prime	1.00%	4.00%	11.50%	9/4/2029	$11,125,270	10,977,984	11,091,894	0.62%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.33%	9/4/2029	$4,997,782	4,931,617	4,982,789	0.28%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.33%	9/4/2029	$2,685,601	2,685,601	2,677,544	0.15%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.33%	9/4/2029	$948,512	932,885	945,666	0.05%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.33%	9/4/2029	$9,132,471	9,000,249	9,105,074	0.51%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.33%	9/4/2029	$2,600,517	2,559,483	2,592,715	0.15%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.33%	9/4/2029	$614,744	604,611	612,900	0.03%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.33%	9/4/2029	$—	(39,766)	(16,480)	—	D/E
Vortex Companies, LLC	First Lien Revolver	Prime	1.00%	4.00%	11.50%	9/4/2029	$350,519	323,468	344,815	0.02%	E
								135,736,793	136,196,658	7.67%
Consumer Finance
Freedom Financial Network Funding, LLC	First Lien Term Loan	SOFR(M)	1.00%	9.10%	13.42%	9/21/2027	$2,541,601	2,513,268	2,516,185	0.14%	E
Freedom Financial Network Funding, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	9.25%	13.43%	9/21/2027	$847,200	837,756	838,728	0.05%	E
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	11.80%	3/30/2029	$3,134,616	3,075,788	3,079,177	0.17%	E
Lucky US BuyerCo, LLC (Global Payments)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	11.80%	3/30/2029	$303,066	295,355	295,823	0.02%	E
								6,722,167	6,729,913	0.38%
Containers and Packaging
Charter Next Generation, Inc. (fka Charter NEX US, Inc.)	First Lien Term Loan	SOFR(M)	—	2.75%	7.06%	12/1/2030	$7,783,518	7,776,974	7,820,023	0.44%
Clydesdale Acquisition Holdings, Inc	First Lien Term Loan	SOFR(M)	—	3.25%	7.58%	4/13/2029	$1,569,978	1,558,492	1,565,621	0.09%
Clydesdale Acquisition Holdings, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	—	3.25%	7.58%	4/13/2029	$823	823	747	—
								9,336,289	9,386,391	0.53%
Diversified Consumer Services
Belron Finance 2019 LLC (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.50%	2.75%	7.05%	10/1/2031	$274,572	275,857	276,158	0.02%	C
Express Wash Acquisition Company, LLC (Whistle)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.46%	4/10/2031	$21,669,090	21,460,604	21,560,745	1.22%	E
Express Wash Acquisition Company, LLC (Whistle)	First Lien Revolver	SOFR(Q)	1.00%	6.25%	10.59%	4/10/2031	$—	(12,263)	(6,373)	—	D/E
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.55%	9/14/2029	$4,432,728	4,372,793	4,326,329	0.24%	E
Fusion Holding Corp. (Finalsite)	First Lien Revolver	Prime	0.75%	5.25%	12.75%	9/15/2027	$343,298	339,612	337,213	0.02%	E
Planet US Buyer LLC	First Lien Term Loan	SOFR(Q)	—	3.00%	7.33%	1/31/2031	$1,124,322	1,127,026	1,130,365	0.06%
								27,563,629	27,624,437	1.56%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Diversified Financial Services
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.55%	11/15/2031	$19,028,397	$18,941,769	$18,952,283	1.07%	E
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.56%	11/15/2031	$508,696	482,063	495,979	0.03%	E
Accordion Partners LLC	First Lien Revolver	SOFR(Q)	0.75%	5.25%	9.55%	11/15/2031	$—	(9,649)	(8,478)	—	D/E
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.59%	3/15/2030	$498,015	498,015	489,051	0.03%	E
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.59%	3/15/2030	$—	(1,650)	(7,576)	—	D/E
Acuris Finance US, Inc.	First Lien Term Loan	SOFR(Q)	—	3.75%	8.05%	2/16/2028	$599,652	585,271	600,965	0.03%
Gryphon Debt Merger Sub Inc. (Altera Corporation LLC)	First Lien Term Loan	SOFR(Q)	—	5.00%	9.34%	6/21/2032	$840,000	835,800	840,878	0.05%
Beekeeper Buyer Inc. (Archway)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.55%	6/30/2031	$5,809,164	5,751,099	5,751,072	0.32%	E
Beekeeper Buyer Inc. (Archway)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.55%	6/30/2031	$—	(14,516)	(14,523)	—	D/E
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan E	SOFR(Q)	1.00%	4.50%	8.80%	6/1/2028	$712,939	663,244	661,284	0.04%	E
EdgeCo Buyer, Inc.	First Lien Term Loan B	SOFR(M)	1.00%	4.50%	8.83%	6/1/2028	$2,535,340	2,513,805	2,512,973	0.14%	E
EdgeCo Buyer, Inc.	First Lien Term Loan	SOFR(M)	—	4.50%	8.83%	6/1/2028	$1,108,143	1,098,731	1,098,367	0.06%	E
EdgeCo Buyer, Inc.	First Lien Revolver	SOFR(M)	1.00%	4.50%	8.83%	6/1/2028	$—	(4,975)	(5,167)	—	D/E
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan A	SOFR(M)	1.00%	4.50%	8.83%	6/1/2028	$215,596	213,764	213,694	0.01%	E
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan B	SOFR(M)	1.00%	4.50%	8.83%	6/1/2028	$187,231	185,640	185,579	0.01%	E
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan C	SOFR(M)	1.00%	4.50%	8.83%	6/1/2028	$62,249	61,721	61,700	—	E
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.27%	8/19/2028	$7,767,480	7,632,822	7,664,747	0.43%	E
GC Champion Acquisition LLC (Numerix)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.00%	9.27%	8/21/2028	$8,831,678	8,667,251	8,752,440	0.49%	E
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.27%	8/21/2028	$2,315,208	2,291,001	2,294,436	0.13%	E
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.27%	8/21/2028	$643,113	636,389	637,343	0.04%	E
GC Waves Holdings, Inc. (Mercer)	First Lien Term Loan	SOFR(M)	0.75%	4.85%	9.18%	9/30/2030	$19,024,816	19,024,816	19,215,064	1.08%	E
GC Waves Holdings, Inc. (Mercer)	First Lien Revolver	SOFR(M)	0.75%	4.85%	9.18%	8/10/2029	$—	—	—	—	E
HP PHRG Borrower LLC	First Lien Term Loan	SOFR(Q)	—	4.00%	8.33%	2/20/2032	$19,312,571	19,127,195	19,264,290	1.09%	E
Orion Us Finco Inc.	First Lien Term Loan	SOFR(Q)	—	5.00%	9.34%	5/19/2032	$442,000	439,790	443,879	0.03%
Payroc, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.75%	9.08%	11/1/2027	$7,553,653	7,482,817	7,508,331	0.42%	E
Payroc, LLC	First Lien Revolver	SOFR(M)	1.00%	4.75%	9.08%	11/1/2027	$—	(1,570)	(999)	—	D/E
Rialto Management Group, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.33%	12/5/2030	$10,950,162	10,851,056	11,015,863	0.62%	E/K
Rialto Management Group, LLC	First Lien Revolver	SOFR(M)	0.75%	5.00%	9.33%	12/5/2030	$—	(3,580)	—	—	D/E/K
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.80%	5/14/2031	$14,835,526	14,805,997	14,791,019	0.83%	E
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.80%	5/14/2031	$32,617,350	32,506,739	32,519,498	1.83%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.30%	10/4/2028	$14,033,362	14,033,362	13,938,553	0.79%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.30%	10/2/2028	$714,887	700,657	669,803	0.04%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.30%	10/4/2028	$3,647,567	3,624,348	3,622,530	0.20%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.30%	10/2/2028	$1,088,504	1,088,504	1,081,150	0.06%	E
Wealth Enhancement Group, LLC	First Lien Revolver	SOFR(Q)	1.00%	5.00%	9.30%	10/4/2028	$—	(724)	(9,099)	—	D/E
White Cap Supply Holdings, LLC	First Lien Tranche B Term Loan	SOFR(M)	—	3.25%	7.58%	10/19/2029	$6,663,119	6,628,478	6,636,900	0.37%
								181,335,480	181,873,829	10.24%
Electrical Equipment
Spark Buyer, LLC (Sparkstone)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.57%	10/15/2031	$11,695,238	11,537,586	11,075,390	0.62%	E
Spark Buyer, LLC (Sparkstone)	First Lien Revolver	SOFR(Q)	0.75%	5.25%	9.58%	10/15/2031	$235,081	203,391	110,488	0.01%	E
Spark Buyer, LLC (Sparkstone)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.57%	10/15/2031	$—	(63,378)	(249,185)	(0.01)%	D/E
								11,677,599	10,936,693	0.62%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Food Products (Continued)
Liquid Tech Solutions Holdings, LLC (Diesel Direct)	First Lien Term Loan	SOFR(M)	—	3.75%	8.08%	3/18/2028	$19,900,000	$19,823,330	$19,949,750	1.12%	E
PG Polaris Bidco SARL (Rosen Group) (Luxembourg)	First Lien Term Loan	SOFR(Q)	—	2.75%	7.05%	2/24/2031	$1,880,550	1,885,992	1,888,072	0.11%	C
								21,709,322	21,837,822	1.23%
Entertainment
International Entertainment JJJCO 3 Ltd (ATG Entertainment LLC) (United Kingdom)	First Lien Term Loan	SOFR(Q)	—	3.75%	8.03%	4/2/2032	$460,000	457,743	462,300	0.03%	C/E
DIRECTV Financing, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.50%	9.83%	2/15/2031	$307,357	295,550	294,217	0.02%
Endeavor Operating Company LLC	First Lien Term Loan	SOFR(M)	—	3.00%	7.33%	1/28/2032	$3,789,000	3,775,050	3,798,473	0.21%
Renaissance Holding Corp.	First Lien Term Loan	SOFR(S)	—	4.00%	8.28%	12/11/2031	$965,101	943,946	879,144	0.05%
								5,472,289	5,434,134	0.31%
Environmental, Maintenance and Security Services
TruGreen Limited Partnership	First Lien Term Loan	SOFR(M)	0.75%	4.10%	8.43%	11/2/2027	$472,977	466,770	449,922	0.03%

Food Products
Sauer Brands Inc	First Lien Term Loan	SOFR(M)	—	3.25%	7.58%	2/4/2032	$213,740	213,231	215,293	0.01%
Saratoga Food Specialties LLC (Solina France SASU) (France)	First Lien Term Loan	SOFR(Q)	—	3.25%	7.57%	3/7/2029	$937,650	941,331	944,246	0.06%	C
Wellness Pet LLC (Woof)	First Lien First Out Term Loan	SOFR(Q)	—	3.95%	8.26%	12/1/2029	$479,108	439,045	412,033	0.02%
Wellness Pet LLC (Woof)	First Lien Second Out Term Loan	SOFR(Q)	—	3.75%	8.26%	12/31/2029	$360,124	6,876	202,570	0.01%
								1,600,483	1,774,142	0.10%
Health Care Equipment and Supplies
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.25%	7.55%	3/20/2032	$465,000	462,756	467,553	0.03%
Chariot Buyer, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.25%	7.68%	11/3/2028	$3,767,580	3,736,292	3,778,280	0.21%
Opal Bidco SAS (Opella) (France)	First Lien Term Loan	SOFR(Q)	—	5.00%	9.30%	4/23/2032	$1,360,000	1,353,200	1,367,228	0.08%	C
								5,552,248	5,613,061	0.32%
Healthcare Providers and Services
AHP Health Partners, Inc.	First Lien Term Loan	SOFR(M)	0.50%	2.75%	7.08%	8/24/2028	$1,130,000	1,131,991	1,135,300	0.06%
LifePoint Health Inc	First Lien Term Loan	SOFR(Q)	—	3.50%	7.82%	5/19/2031	$760,369	756,786	749,982	0.04%
LifePoint Health Inc	First Lien Term Loan	SOFR(Q)	—	3.75%	8.01%	5/16/2031	$237,616	236,777	235,462	0.01%
Electron Bidco Inc.	First Lien Term Loan	SOFR(M)	—	2.75%	7.08%	10/7/2028	$857,850	857,442	861,007	0.05%
Surgery Partners Holdings LLC	First Lien Term Loan	SOFR(M)	—	2.75%	7.08%	12/19/2030	$1,124,307	1,125,671	1,129,698	0.06%
CHG Healthcare Services, Inc.	First Lien Term Loan	SOFR(Q)	—	3.00%	7.33%	9/29/2028	$2,554,163	2,534,388	2,565,899	0.14%
Ingenovis Health, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.25%	8.70%	3/5/2028	$239,341	236,997	105,011	0.01%
IvyRehab Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.35%	9.65%	4/23/2029	$13,802,275	13,626,803	13,709,878	0.78%	E
IvyRehab Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.10%	9.40%	4/23/2029	$287,416	66,122	(160,676)	(0.01)%	D/E
Raven Acquisition Holdings LLC (R1 RCM)	First Lien Term Loan	SOFR(M)	—	3.25%	7.58%	11/19/2031	$1,900,302	1,900,055	1,901,015	0.11%
Raven Acquisition Holdings LLC (R1 RCM)	First Lien Delayed Draw Term Loan	SOFR(M)	—	3.25%	7.58%	11/19/2031	$—	(344)	51	—	D
RecordXTechnologies, LLC (Ontellus)	First Lien Term Loan	SOFR(M)	1.00%	5.25%	9.58%	12/23/2027	$4,307,130	4,277,215	4,307,130	0.25%	E
U.S. Anesthesia Partners, Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.36%	8.69%	9/23/2028	$2,418,342	2,373,947	2,393,058	0.13%
								29,123,850	28,932,815	1.63%
Health Care Technology
Athenahealth Group Inc.	First Lien Term Loan	SOFR(M)	0.50%	2.75%	7.08%	2/15/2029	$8,853,997	8,848,068	8,855,104	0.50%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Health Care Technology (Continued)
Cotiviti Holdings, Inc	First Lien Term Loan	SOFR(M)	—	2.75%	7.07%	2/24/2031	$6,383,991	$6,342,432	$6,362,062	0.36%
Cotiviti Holdings, Inc	First Lien Term Loan	SOFR(M)	—	2.75%	7.07%	2/13/2032	$911,504	902,669	908,277	0.05%
MRO Parent Corporation	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	9.08%	6/9/2032	$34,760,728	34,243,803	34,239,317	1.93%	E
MRO Parent Corporation	First Lien Revolver	SOFR(Q)	0.75%	4.75%	9.08%	6/9/2032	$—	(44,950)	(45,340)	—	D/E
MRO Parent Corporation	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	9.08%	6/9/2032	$—	(22,475)	(45,340)	—	D/E
PointClickCare Technologies Inc. (Canada)	First Lien Term Loan	SOFR(S)	—	3.25%	7.42%	10/16/2031	$2,814,633	2,814,792	2,830,479	0.16%	C
Polaris Newco, LLC	First Lien Term Loan	SOFR(Q)	0.50%	4.01%	8.29%	6/2/2028	$2,935,936	2,936,699	2,865,180	0.16%
Press Ganey Holdings Inc	First Lien Term Loan	SOFR(M)	—	3.25%	7.58%	4/24/2031	$2,296,624	2,300,219	2,303,560	0.13%
Zelis Healthcare Corp	First Lien Term Loan	SOFR(M)	—	2.75%	7.08%	9/15/2029	$1,134,257	1,128,777	1,128,376	0.06%
								59,450,034	59,401,675	3.35%
Hotels, Restaurants and Leisure
Alterra Mountain Company	First Lien Term Loan	SOFR(M)	—	2.75%	7.08%	8/17/2028	$1,880,550	1,886,767	1,892,303	0.11%	E
Fertitta Entertainment, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.50%	7.83%	1/27/2029	$7,173,446	7,145,855	7,173,733	0.40%
Great Canadian Gaming Corp. (Canada)	First Lien Term Loan	SOFR(Q)	—	4.75%	9.07%	11/1/2029	$510,849	510,798	500,121	0.03%	C
Herschend Entertainment Company LLC	First Lien Term Loan	SOFR(M)	—	3.25%	7.57%	5/20/2032	$863,000	860,867	870,102	0.05%
Kingpin Intermediate Holdings LLC (Bowlero Corp)	First Lien Term Loan	SOFR(M)	—	3.50%	7.83%	2/8/2028	$764,183	764,183	761,199	0.04%
Motion Finco LLC	First Lien Term Loan B	SOFR(Q)	—	3.50%	7.80%	11/12/2029	$690,139	693,008	658,655	0.04%
Scientific Games Holdings LP	First Lien Term Loan	SOFR(Q)	0.50%	3.00%	7.28%	4/4/2029	$2,112,450	2,109,887	2,113,073	0.12%
Showtime Acquisition LLC (World Choice)	First Lien Term Loan	SOFR(Q)	—	4.75%	9.07%	8/13/2031	$29,135,570	28,814,722	28,872,884	1.62%	E
Stonebridge Companies, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.33%	5/16/2031	$6,274,616	6,182,472	6,180,497	0.35%	E
Stonebridge Companies, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.00%	9.34%	5/16/2030	$—	(17,476)	(17,927)	—	D/E
Stonebridge Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.34%	5/16/2031	$—	(13,163)	(26,891)	—	D/E
Voyager Parent LLC	First Lien Term Loan	SOFR(Q)	—	4.00%	8.34%	5/8/2032	$519,000	503,430	514,386	0.03%
								49,441,350	49,492,135	2.79%
Household Durables
Bad Boy Mowers JV Acquisition, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.25%	9.56%	11/9/2029	$7,702,402	7,567,424	7,779,426	0.43%	E
Hunter Douglas Holding BV (Netherlands)	First Lien Term Loan	SOFR(Q)	—	3.25%	7.55%	1/17/2032	$1,522,350	1,500,413	1,518,864	0.09%	C
								9,067,837	9,298,290	0.52%
Industrial Conglomerates
Beach Acquisition Bidco LLC	First Lien Term Loan	SOFR(Q)	—	5.00%	9.34%	6/25/2032	$582,000	580,545	585,638	0.03%	E
Chromalloy Holdings LLC	First Lien Term Loan	SOFR(Q)	—	3.75%	8.04%	3/31/2031	$1,134,271	1,132,799	1,137,458	0.07%
Cube Industrials Buyer Inc. (Circor)	First Lien Term Loan	SOFR(Q)	—	3.25%	7.52%	10/9/2031	$939,645	938,168	945,809	0.05%
LSF12 Crown US Commercial Bidco LLC	First Lien Term Loan	SOFR(M)	—	4.25%	8.57%	12/2/2031	$867,000	868,564	872,692	0.05%
								3,520,076	3,541,597	0.20%
Insurance
Alliant Holdings Intermediate, LLC	First Lien Term Loan	SOFR(M)	—	2.75%	7.07%	9/19/2031	$8,818,005	8,780,084	8,829,997	0.50%
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(S)	0.75%	4.75%	9.01%	8/31/2029	$23,852,879	23,611,858	23,852,879	1.33%	E
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	4.75%	9.01%	8/31/2029	$—	(14,421)	—	—	D/E
AmeriLife Holdings, LLC	First Lien Revolver	SOFR(Q)	0.75%	4.75%	9.08%	8/31/2028	$161,424	150,069	161,424	0.01%	E
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	4.75%	9.01%	8/31/2029	$926,329	913,165	926,329	0.05%	E
Amynta Agency Borrower Inc. (Mayfield)	First Lien Term Loan	SOFR(M)	—	3.00%	7.33%	12/16/2031	$4,132,820	4,138,450	4,137,242	0.23%
AssuredPartners, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.50%	7.83%	12/27/2031	$4,013,706	4,022,585	4,028,296	0.23%
EBS Parent Holdings Inc. (TDC Acquisition Sub Inc.) (The Difference Card)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.29%	7/1/2032	$14,565,788	14,420,130	14,420,130	0.81%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Insurance (Continued)
EBS Parent Holdings Inc. (TDC Acquisition Sub Inc.) (The Difference Card)	First Lien Revolver	SOFR(Q)	0.75%	5.00%	9.34%	7/1/2032	$—	$(12,138)	$(12,138)	—	D/E
EBS Parent Holdings Inc. (TDC Acquisition Sub Inc.) (The Difference Card)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.34%	7/1/2032	$—	(18,207)	(36,414)	—	D/E
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.80%	9/29/2028	$5,254,629	5,196,473	5,254,629	0.30%	E
Galway Borrower LLC	First Lien Term Loan	SOFR(Q)	—	4.50%	8.80%	9/29/2028	$3,171,854	3,133,779	3,171,854	0.18%	E
Higginbotham Insurance Agency, Inc.	First Lien Term Loan	SOFR(M)	1.00%	4.50%	8.83%	11/25/2028	$14,487,153	14,417,041	14,487,153	0.82%	E
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	4.75%	9.08%	11/25/2028	$656,373	646,982	656,373	0.04%	E
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.32%	8/25/2028	$9,076,206	9,046,140	9,076,206	0.51%	E
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	5.00%	9.32%	8/25/2028	$—	(13,302)	—	—	D/E
Integrity Marketing Acquisition, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.00%	9.32%	8/25/2028	$—	(100,906)	—	—	D/E
RSC Acquisition, Inc. (Risk Strategies)	First Lien Initial Term Loan	SOFR(Q)	0.75%	4.75%	9.05%	11/1/2029	$1,617,826	1,617,826	1,615,221	0.09%	E
RSC Acquisition, Inc. (Risk Strategies)	First Lien Initial Term Loan	SOFR(Q)	1.00%	4.75%	9.05%	11/1/2029	$1,094,388	1,094,388	1,092,626	0.06%	E
RSC Acquisition, Inc. (Risk Strategies)	First Lien Initial Term Loan	SOFR(Q)	0.75%	4.75%	9.05%	11/1/2029	$760,729	760,729	759,504	0.04%	E
RSC Acquisition, Inc. (Risk Strategies)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	9.05%	11/1/2029	$652,877	652,877	651,826	0.04%	E
RSC Acquisition, Inc. (Risk Strategies)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	9.05%	11/1/2029	$181,721	181,721	181,428	0.01%	E
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	First Lien Term Loan	SOFR(M)	—	3.00%	7.33%	7/13/2031	$6,142,296	6,135,587	6,171,318	0.35%
Truist Insurance Holdings, LLC	First Lien Term Loan	SOFR(Q)	—	2.75%	7.05%	5/6/2031	$3,413,726	3,415,732	3,419,410	0.19%
								102,176,642	102,845,293	5.79%
Internet and Catalog Retail
Syndigo, LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.76%	9.09%	12/14/2027	$11,361,631	11,359,668	11,425,597	0.64%

Internet and Direct Marketing Retail
Pug LLC	First Lien Term Loan	SOFR(M)	—	4.75%	9.08%	3/15/2030	$5,628,605	5,614,125	5,478,490	0.31%

Internet Software and Services
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(S)	1.00%	6.00%	10.14%	1/26/2029	$2,110,569	2,072,907	2,113,406	0.12%	C/E
Bynder Bidco B.V. (Netherlands)	First Lien Revolver B	SOFR(S)	1.00%	6.00%	10.14%	1/26/2029	$—	(842)	—	—	C/D/E
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(S)	1.00%	6.00%	10.14%	1/26/2029	$582,226	571,836	583,009	0.03%	C/E
Bynder Bidco, Inc. (Netherlands)	First Lien Revolver A	SOFR(S)	1.00%	6.00%	10.14%	1/26/2029	$—	(3,054)	—	—	C/D/E
Civicplus LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.83%	8/24/2030	$10,703,864	10,625,982	10,618,458	0.60%	E
Civicplus LLC	First Lien Revolver	SOFR(Q)	0.75%	5.50%	9.83%	8/23/2030	$—	(4,918)	(5,575)	—	D/E
Civicplus LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	9.83%	8/24/2030	$—	(30,262)	(49,142)	—	D/E
e-Discovery AcquireCo, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	10.08%	8/29/2029	$8,579,230	8,430,502	8,730,319	0.49%	E
e-Discovery AcquireCo, LLC (Reveal)	First Lien Initial Term Loan	SOFR(Q)	1.00%	5.25%	9.58%	9/1/2028	$6,640,840	6,640,840	6,643,443	0.37%	E
e-Discovery AcquireCo, LLC (Reveal)	First Lien Revolver	SOFR(Q)	1.00%	5.75%	10.08%	8/29/2029	$480,484	461,141	480,484	0.03%	E
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash +3.25% PIK	10.94%	8/29/2029	$2,802,757	2,792,681	2,830,785	0.16%	E
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	—	3.25% Cash +3.25% PIK	10.94%	8/29/2029	$12,584,663	12,500,673	12,710,510	0.73%	E
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(M)	—	3.00%	7.32%	3/1/2029	$4,627,283	4,622,554	4,503,411	0.25%
Magenta Buyer, LLC (McAfee)	First Lien First Out Term Loan	SOFR(Q)	0.75%	7.01%	11.29%	7/27/2028	$1,393,410	1,355,302	1,170,855	0.07%
Magenta Buyer, LLC (McAfee)	Second Lien Second Out Term Loan	SOFR(Q)	0.75%	7.26%	11.54%	7/27/2028	$1,092,558	1,063,596	517,326	0.03%
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.53%	7/27/2028	$405,750	401,794	411,329	0.02%
Oranje Holdco, Inc. (KnowBe4)	First Lien Term Loan	SOFR(Q)	1.00%	7.75%	12.03%	2/1/2029	$1,445,490	1,423,877	1,459,730	0.08%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Internet Software and Services (Continued)
Oranje Holdco, Inc. (KnowBe4)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	7.25%	11.53%	2/1/2029	$1,116,745	$1,099,316	$1,119,992	0.06%	E
Oranje Holdco, Inc. (KnowBe4)	First Lien Revolver	SOFR(Q)	1.00%	7.75%	12.03%	2/1/2029	$—	(2,702)	—	—	D/E
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.65%	10.93%	1/24/2028	$10,038,061	9,909,896	10,000,087	0.56%	C/E
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Revolver	SOFR(Q)	0.75%	6.65%	10.93%	1/24/2028	$—	(8,416)	(2,074)	—	C/D/E
								63,922,703	63,836,353	3.60%
IT Services
Asurion, LLC	First Lien Term Loan	SOFR(M)	—	4.25%	8.68%	8/29/2031	$1,880,382	1,875,464	1,863,082	0.10%
CrewLine Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(M)	1.00%	6.75%	11.08%	11/8/2030	$9,559,143	9,376,335	9,434,874	0.53%	E
CrewLine Buyer, Inc. (New Relic)	First Lien Revolver	SOFR(M)	1.00%	6.75%	11.08%	11/8/2030	$—	(19,043)	(12,945)	—	D/E
Ensono Holdings, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.75%	8.09%	5/26/2028	$18,956,091	18,813,921	18,992,866	1.08%
Fortress Intermediate 3, Inc	First Lien Term Loan	SOFR(M)	—	3.50%	7.83%	6/9/2031	$2,550,939	2,555,725	2,560,505	0.14%	E
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.32%	6/3/2030	$11,229,177	11,044,877	11,049,510	0.62%	E
Intercept Bidco, Inc.	First Lien Revolver	SOFR(Q)	1.00%	6.00%	10.32%	6/3/2030	$—	(28,354)	(27,641)	—	D/E
Intercept Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	10.32%	6/3/2030	$—	(21,265)	(41,462)	—	D/E
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	4.73% Cash + 2.37% PIK	11.33%	12/29/2028	$2,259,179	2,220,340	2,134,924	0.12%	E
Madison Logic Holdings, Inc.	First Lien Revolver	SOFR(M)	1.00%	4.73% Cash + 2.37% PIK	11.33%	12/30/2027	$—	(1,286)	(4,719)	—	D/E
Neon Maple US Debt Mergersub Inc	First Lien Term Loan	SOFR(M)	—	3.00%	7.33%	11/17/2031	$2,274,300	2,261,091	2,280,691	0.13%
Research Now Group, LLC (Dynata)	Second Out Term Loan	SOFR(Q)	1.00%	5.76%	10.09%	10/15/2028	$1,657,937	1,482,286	1,474,528	0.08%
Research Now Group, LLC (Dynata)	First Lien Term Loan	SOFR(Q)	—	5.26%	9.59%	5/22/2028	$234,079	217,100	233,970	0.01%
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(S)	1.00%	6.50%	10.71%	5/13/2030	$4,099,217	4,028,026	4,000,836	0.23%	E
Serrano Parent, LLC (Sumo Logic)	First Lien Revolver	SOFR(S)	1.00%	6.50%	10.71%	5/13/2030	$—	(7,119)	(9,838)	—	D/E
Trident Technologies LLC	First Lien Term Loan	SOFR(Q)	—	4.50%	8.80%	8/16/2028	$7,387,734	7,325,642	7,415,438	0.42%
								61,123,740	61,344,619	3.46%
Life Sciences Tools and Services
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	11.48%	12/21/2028	$973,851	954,110	983,590	0.06%	E
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.10%	11.41%	12/21/2028	$71,674	70,221	72,391	—	E
Alcami Corporation	First Lien Revolver	SOFR(Q)	1.00%	7.15%	11.48%	12/21/2028	$—	(2,698)	—	—	D/E
DNAnexus, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	3.00%	5.25%	9.57%	12/18/2029	$1,199,513	1,038,625	1,019,586	0.06%	E
DNAnexus, Inc	First Lien Term Loan	SOFR(M)	3.00%	5.25%	9.57%	12/20/2029	$5,997,566	5,943,759	5,937,590	0.33%	E
Sotera Health Holdings LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	7.55%	5/31/2031	$1,870,576	1,870,576	1,881,107	0.11%
								9,874,593	9,894,264	0.56%
Machinery
Alliance Laundry Systems, LLC	First Lien Term Loan B	SOFR(M)	—	2.50%	6.83%	8/19/2031	$616,025	614,870	617,873	0.03%
AI Aqua Merger Sub, Inc. (Osmosis Buyer) (United Kingdom)	First Lien Term Loan	SOFR(M)	1.00%	3.00%	7.32%	7/30/2028	$6,404,031	6,366,959	6,402,174	0.37%	C
Blackbird Purchaser, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.80%	12/19/2030	$2,358,900	2,322,055	2,318,110	0.13%	E
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	9.80%	12/19/2030	$261,178	253,835	253,049	0.01%	E
Blackbird Purchaser, Inc.	First Lien Revolver	SOFR(Q)	0.75%	5.50%	9.80%	12/19/2030	$157,554	152,855	152,105	0.01%	E
Filtration group corporation	First Lien Term Loan	SOFR(M)	—	3.00%	7.33%	10/26/2028	$2,829,474	2,831,856	2,843,593	0.16%
Husky Injection Molding Systems Ltd. (Canada)	First Lien Term Loan	SOFR(S)	—	4.50%	8.67%	2/15/2029	$4,395,361	4,402,799	4,412,613	0.25%	C
Indicor, LLC (Roper Industrial Pro)	First Lien Term Loan	SOFR(Q)	—	2.75%	7.05%	11/22/2029	$1,126,875	1,124,326	1,126,030	0.06%
KKR Apple Bidco, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.83%	9/23/2031	$332,868	332,868	332,660	0.02%
Lummus Technology Holdings V LLC	First Lien Term Loan	SOFR(M)	—	3.00%	7.33%	12/31/2029	$50	48	50	—
Madison IAQ LLC	First Lien Term Loan	SOFR(Q)	0.50%	3.25%	7.51%	3/29/2032	$2,973,000	2,943,830	2,984,758	0.17%
TK Elevator US Newco Inc	First Lien Term Loan	SOFR(Q)	0.50%	3.00%	7.24%	4/30/2030	$3,031,054	3,029,516	3,042,420	0.17%
								24,375,817	24,485,435	1.38%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Media
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.90%	9.18%	10/1/2029	$16,744,437	$16,744,437	$16,744,437	0.95%	E
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.90%	9.18%	10/1/2029	$1,126,898	1,126,898	1,127,305	0.06%	E
Kid Distro Holdings, LLC	First Lien Revolver	SOFR(Q)	1.00%	4.90%	9.18%	10/1/2029	$—	—	—	—	E
Speedster Bidco GMBH (Germany)	First Lien Term Loan	SOFR(Q)	—	3.25%	7.55%	11/13/2031	$1,356,600	1,359,992	1,366,354	0.08%	C
Streamland Media Midco LLC	First Out Term Loan	SOFR(Q)	1.00%	1.00% Cash + 5.50% PIK	10.06%	3/31/2029	$1,350,520	1,350,520	1,350,520	0.08%	E
Streamland Media Midco LLC	Last Out Term Loan	SOFR(Q)	—	1.00% Cash + 6.50% PIK	11.06%	3/31/2029	$1,266,842	1,266,842	1,266,842	0.07%	E
Streamland Media Midco LLC	First Lien Rollup Term Loan	SOFR(Q)	1.00%	1.00% Cash + 5.50% PIK	10.06%	3/31/2029	$47,054	47,054	47,054	—	E
Streamland Media Midco LLC	First Lien Revolver	SOFR(Q)	—	1.00% Cash + 5.50% PIK	10.07%	3/31/2029	$78,897	78,897	78,897	—	E
TL Voltron Purchaser, LLC (GES)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.58%	12/31/2030	$11,695,840	11,481,354	11,415,140	0.64%	E
Zayo Group Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.25%	8.58%	3/9/2027	$411,899	408,025	396,667	0.02%
								33,864,019	33,793,216	1.90%
Metals and Mining
Grinding Media Inc. (Molycop LTD)	First Lien Term Loan	SOFR(Q)	0.75%	3.50%	7.83%	10/21/2028	$983,794	988,680	977,645	0.06%	E

Oil, Gas and Consumable Fuels
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.75%	11.06%	10/2/2029	$1,257,793	1,230,557	1,256,535	0.07%	E

Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien 2nd Incremental Term Loan	SOFR(Q)	1.00%	6.15%	10.48%	11/30/2029	$5,016,601	4,901,536	3,436,226	0.19%	E/G
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	10.48%	11/30/2029	$211,069	206,469	144,576	0.01%	E/G
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.65%	10.86%	12/23/2026	$1,497,946	1,481,141	1,496,349	0.08%	E
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	10.45%	12/19/2025	$1,197,180	1,197,180	1,195,089	0.07%	E
								7,786,326	6,272,240	0.35%
Professional Services
Allied Benefit Systems Intermediate, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.58%	10/31/2030	$7,885,974	7,795,857	7,964,834	0.45%	E
Allied Benefit Systems Intermediate, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.50%	5.25%	9.56%	10/31/2030	$1,446,208	1,429,682	1,460,670	0.08%	E
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.50%	6.00%	10.30%	10/24/2029	$15,007,034	14,747,986	14,841,957	0.84%	E
Applause App Quality, Inc.	First Lien Revolver	SOFR(Q)	1.50%	6.00%	10.21%	10/24/2029	$300,140	277,199	283,632	0.02%	E
Bullhorn, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	—	5.00%	9.33%	9/30/2029	$12,136,269	12,123,675	12,105,928	0.68%	E
Bullhorn, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.33%	10/1/2029	$10,262,184	10,241,887	10,236,529	0.58%	E
Bullhorn, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.33%	9/30/2029	$—	(2,717)	(6,312)	—	D/E
Bullhorn, Inc.	First Lien Revolver	SOFR(M)	1.00%	5.00%	9.33%	10/1/2029	$—	(2,187)	(40,660)	—	D/E
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.58%	6/30/2028	$2,125,800	2,104,561	2,109,104	0.12%	E
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	9.58%	6/30/2028	$875,889	867,133	869,010	0.05%	E
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	9.58%	6/30/2028	$965,551	953,285	957,969	0.05%	E
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.58%	6/30/2028	$741,599	732,179	735,775	0.04%	E
Cherry Bekaert Advisory, LLC	First Lien Revolver	SOFR(M)	0.75%	5.25%	9.58%	6/30/2028	$77,822	73,354	74,309	—	E
Chronicle Parent LLC (Lexitas)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.26%	4/15/2031	$30,787,038	30,489,986	30,633,103	1.72%	E
Chronicle Parent LLC (Lexitas)	First Lien Revolver	SOFR(Q)	1.00%	5.00%	9.34%	4/15/2031	$—	(31,268)	(16,204)	—	D/E
Chronicle Parent LLC (Lexitas)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.34%	4/15/2031	$—	(46,903)	(48,611)	—	D/E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Professional Services (Continued)
Citrin Cooperman Advisors LLC	First Lien Term Loan	SOFR(Q)	—	3.00%	7.30%	3/6/2032	$889,380	$886,062	$890,118	0.05%
Citrin Cooperman Advisors LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	3.00%	7.30%	3/6/2032	$—	(214)	48	—	D
CoreLogic, Inc. (fka First American Corporation)	First Lien Term Loan	SOFR(M)	0.50%	3.61%	7.94%	6/2/2028	$6,050,408	6,002,687	5,996,529	0.34%
Deerfield Dakota Holding, LLC	First Lien Term Loan	SOFR(Q)	1.00%	3.75%	8.05%	4/9/2027	$3,269,594	3,222,687	3,184,683	0.18%
DTI Holdco, Inc. (Epiq)	First Lien Term Loan	SOFR(M)	0.75%	4.00%	8.33%	4/26/2029	$24,293,902	24,199,153	24,048,777	1.34%
Element Materials Technology Group US Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.50%	3.75%	8.05%	6/24/2029	$1,877,056	1,874,180	1,885,268	0.11%
GI Consilio Parent LLC (Skopima Consilio Parent LLC)	First Lien Term Loan	SOFR(M)	0.50%	3.75%	8.08%	5/14/2028	$20,656,200	20,498,782	20,414,522	1.15%
HSI Halo Acquisitions, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.28%	6/28/2031	$6,150,022	6,117,026	6,150,022	0.35%	E
HSI Halo Acquisitions, Inc.	First Lien Revolver	SOFR(Q)	0.75%	5.00%	9.28%	6/28/2031	$—	—	—	—	E
HSI Halo Acquisitions, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.28%	6/28/2031	$190,357	190,358	190,357	0.01%	E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.57%	1/16/2030	$4,635,244	4,565,039	4,635,244	0.26%	E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.57%	1/16/2030	$—	(15,455)	—	—	D/E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Revolver	SOFR(Q)	1.00%	5.25%	9.57%	1/16/2030	$—	(9,273)	—	—	D/E
ICIMS, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.25%	10.53%	8/18/2028	$1,152,092	1,141,238	1,139,177	0.06%	E
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.26%	12/20/2031	$5,592,898	5,528,186	5,464,261	0.31%	E
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.26%	12/20/2031	$—	(15,719)	(62,400)	—	D/E
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Revolver	SOFR(Q)	0.75%	5.00%	9.26%	12/20/2031	$—	(12,575)	(24,960)	—	D/E
OMNIA Partners, LLC	First Lien Term Loan	SOFR(Q)	1.00%	2.75%	7.03%	7/25/2030	$366,220	365,123	367,326	0.02%
Secretariat Advisors LLC	First Lien Term Loan	SOFR(Q)	—	4.00%	8.30%	2/24/2032	$7,333,567	7,299,437	7,351,901	0.41%	E
Secretariat Advisors LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	4.00%	8.30%	2/24/2032	$—	—	2,214	—	E
Vensure Employer Services, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	9.05%	9/27/2031	$14,490,845	14,380,197	14,358,210	0.81%	E
Vensure Employer Services, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	9.05%	9/19/2031	$—	6,680	(13,367)	—	D/E
								177,977,308	178,138,963	10.03%
Real Estate Management and Development
Community Merger Sub Debt LLC (CINC Systems)	First Lien 2025 Incremental Term Loan	SOFR(M)	0.75%	5.25%	9.58%	1/18/2030	$10,119,171	9,982,817	10,107,868	0.57%	E
Community Merger Sub Debt LLC (CINC Systems)	First Lien Revolver	SOFR(M)	0.75%	5.25%	9.58%	1/18/2030	$—	(30,308)	(2,231)	—	D/E
Forest City Enterprises, L.P.	First Lien Term Loan	SOFR(M)	—	3.61%	7.94%	12/8/2025	$902,764	900,225	877,545	0.05%
								10,852,734	10,983,182	0.62%
Software
Applied Systems, Inc.	First Lien Term Loan	SOFR(Q)	0.50%	2.50%	6.80%	9/19/2026	$940,121	940,120	945,334	0.05%
Barracuda Parent LLC	First Lien Term Loan	SOFR(Q)	—	4.50%	8.78%	8/15/2029	$674,660	663,136	562,245	0.03%
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.57%	9/12/2029	$17,648,902	17,363,544	17,825,391	1.00%	E
Bluefin Holding, LLC (Allvue)	First Lien Revolver	SOFR(Q)	1.00%	6.25%	10.57%	9/12/2029	$—	(20,831)	—	—	D/E
Boxer Parent Company, Inc.	First Lien Term Loan	SOFR(Q)	—	3.00%	7.33%	7/30/2031	$3,945,259	3,954,852	3,925,276	0.22%
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(M)	1.50%	7.75%	12.08%	5/30/2029	$12,000,000	11,906,038	11,880,000	0.67%	E/H
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(M)	1.50%	7.75%	12.07%	5/30/2029	$5,876,756	5,820,489	5,841,495	0.33%	E/H
Central Parent, Inc.	First Lien Term Loan	SOFR(Q)	—	3.25%	7.55%	7/6/2029	$985,056	972,225	825,034	0.05%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Software (Continued)
Clever Devices Ltd.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	10.32%	6/12/2030	$2,204,034	$2,158,590	$2,201,830	0.12%	E
Clever Devices Ltd.	First Lien Revolver	SOFR(M)	1.00%	6.00%	10.33%	6/12/2030	$123,683	104,557	122,755	0.01%	E
Cloudera, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.85%	8.18%	10/8/2028	$3,947,979	3,908,846	3,805,852	0.21%
Clover Holding 2, LLC (COHESITY)	First Lien Term Loan	SOFR(Q)	—	4.00%	8.31%	10/31/2031	$6,534,000	6,539,346	6,552,361	0.37%
Connectwise LLC	First Lien Term Loan	SOFR(Q)	—	3.76%	8.06%	9/30/2028	$1,470,179	1,474,580	1,479,522	0.08%
Delta Topco, Inc	First Lien Term Loan	SOFR(Q)	—	2.75%	7.07%	12/24/2029	$4,236,237	4,242,235	4,210,883	0.24%
Deepl Se (Germany)	First Lien Term Loan	SOFR(Q)	2.50%	5.00%	9.30%	6/26/2030	$16,895,175	16,652,442	16,652,391	0.94%	C/E
Deepl Se (Germany)	First Lien Delayed Draw Term Loan	SOFR(Q)	2.50%	5.00%	9.30%	6/26/2030	$—	(73,916)	(73,916)	—	C/D/E
Deepl Se (Germany)	First Lien Delayed Draw Term Loan	SOFR(Q)	2.50%	5.00%	9.30%	6/26/2030	$—	—	—	—	C/E
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	11.33%	3/30/2029	$453,585	445,994	453,585	0.03%	E
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	11.33%	3/30/2029	$2,327,225	2,290,916	2,327,225	0.13%	E
Disco Parent, Inc. (Duck Creek Technologies)	First Lien Revolver	SOFR(Q)	1.00%	7.00%	11.33%	3/30/2029	$—	(3,631)	—	—	D/E
Douglas Holdings, Inc (Docupace)	First Lien Term Loan	SOFR(Q)	1.00%	5.75% Cash +0.38% PIK	10.42%	8/27/2030	$8,550,747	8,440,516	8,431,037	0.47%	E
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	5.75% Cash +0.38% PIK	10.42%	8/27/2030	$223,063	209,644	197,039	0.01%	E
Douglas Holdings, Inc (Docupace)	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75% Cash +0.38% PIK	10.42%	8/27/2030	$403,039	403,039	388,257	0.02%	E
Douglas Holdings, Inc (Docupace)	First Lien Revolver	SOFR(Q)	1.00%	5.75%	10.42%	8/27/2030	$—	(9,585)	(10,410)	—	D/E
Dragos, Inc.	First Lien Term Loan	SOFR(S)	1.00%	5.25%	9.42%	6/30/2030	$29,886,214	29,587,515	29,587,352	1.66%	E
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	5.25%	9.42%	6/30/2030	$—	(199,132)	(199,241)	(0.01)%	D/E
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	5.25%	9.42%	6/30/2030	$—	—	—	—	E
Emburse Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.25%	8.55%	4/10/2032	$26,049,262	25,985,004	25,984,139	1.46%	E
Emburse Inc.	First Lien Revolver	SOFR(Q)	0.75%	4.25%	8.55%	5/28/2032	$—	(5,737)	(11,629)	—	D/E
Emburse Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.25%	8.55%	4/10/2032	$—	(11,475)	(11,629)	—	D/E
Epicor Software Corporation (fka Eagle Parent Inc.)	First Lien Term Loan	SOFR(M)	0.75%	2.75%	7.08%	5/30/2031	$6,585,094	6,561,469	6,609,261	0.37%
Flexport Capital, LLC	First Lien Term Loan	SOFR(Q)	2.00%	5.50%	9.84%	6/30/2029	$25,317,665	25,064,488	25,064,488	1.41%	E
Flexport Capital, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	2.00%	5.50%	9.84%	6/30/2029	$—	(193,606)	(193,606)	(0.01)%	D/E
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.33%	5/22/2029	$4,036,148	3,990,396	4,003,859	0.23%	E
Fusion Risk Management, Inc.	First Lien Revolver	SOFR(M)	1.00%	6.00%	10.32%	5/22/2029	$91,521	82,970	87,860	—	E
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.125% PIK	10.92%	7/9/2029	$3,741,935	3,696,547	3,689,013	0.21%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.125% PIK	10.92%	7/9/2029	$1,279,124	1,265,973	1,261,033	0.07%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.50% Cash + 4.125% PIK	10.92%	7/9/2029	$1,111,484	1,095,859	1,095,764	0.06%	E
GTY Technology Holdings Inc.	First Lien Revolver	Prime	1.00%	5.00%	12.50%	7/9/2029	$422,432	408,411	407,496	0.02%	E
Guardian US Holdco LLC	First Lien Term Loan	SOFR(S)	0.50%	3.50%	7.80%	1/31/2030	$945,202	938,330	942,546	0.05%
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	2.88% Cash +3.38% PIK	10.58%	9/26/2030	$14,406,538	14,218,694	14,190,440	0.80%	C/E
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Revolver	SOFR(M)	1.00%	2.88% Cash +3.38% PIK	10.58%	9/26/2030	$—	(23,832)	(28,086)	—	C/D/E
JOBVITE, Inc. (Employ, Inc.)	First Lien Last Out Term Loan	SOFR(Q)	0.75%	7.50%	11.80%	8/5/2028	$2,321,515	2,290,946	2,286,247	0.13%	E
IQN Holding Corporation (Beeline)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.63% Cash +3.13% PIK	10.05%	5/2/2029	$37,857,306	37,490,642	37,486,381	2.10%	E
IQN Holding Corporation (Beeline)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.63% Cash +3.13% PIK	10.05%	5/2/2029	$—	(58,666)	(118,491)	(0.01)%	D/E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Software (Continued)
IVXS UK Limited (ComplyAdvantage) (United Kingdom)	First Lien Term Loan	SOFR(Q)	4.00%	5.75%	10.08%	5/19/2029	$9,466,533	$9,374,071	$9,393,735	0.53%	C/E
IVXS UK Limited (ComplyAdvantage) (United Kingdom)	First Lien Delayed Draw Term Loan	SOFR(Q)	4.00%	5.75%	10.09%	5/19/2029	$—	(30,821)	(24,266)	—	C/D/E
Kaseya, Inc.	First Lien Term Loan	SOFR(M)	—	3.25%	7.58%	3/20/2032	$1,177,050	1,171,389	1,183,029	0.07%
Logicmonitor, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.78%	11/19/2031	$14,852,100	14,716,529	14,675,672	0.83%	E
Logicmonitor, Inc	First Lien Revolver	SOFR(Q)	0.75%	5.50%	9.78%	11/19/2031	$—	(16,946)	(22,054)	—	D/E
Maverick Bidco, Inc. (Mitratech)	First Lien No. 2 Term Loan	SOFR(Q)	0.75%	4.51%	8.79%	5/18/2028	$12,250,000	12,080,793	12,303,594	0.69%
MH Sub I, LLC (Micro Holding Corp.)	First Lien Term Loan	SOFR(M)	—	4.25%	8.58%	12/11/2031	$2,404,409	2,387,723	2,095,599	0.12%
MH Sub I, LLC (Micro Holding Corp.)	First Lien 2023 Incremental Term Loan	SOFR(M)	1.00%	4.25%	8.58%	5/3/2028	$2,170,614	2,169,081	2,040,377	0.11%
Mitchell International Inc	First Lien Term Loan	SOFR(M)	0.50%	3.25%	7.58%	6/17/2031	$2,584,616	2,574,450	2,585,469	0.15%
Planview Parent, Inc.	First Lien Term Loan	SOFR(Q)	—	3.50%	7.80%	12/17/2027	$3,138,464	3,127,099	3,061,179	0.17%
Project Boost Purchaser, LLC (JD Power, AutoData Inc)	First Lien Term Loan	SOFR(Q)	—	3.00%	7.30%	7/2/2031	$1,990,878	1,990,301	1,996,592	0.11%
Proofpoint, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.00%	7.33%	8/21/2028	$6,591,765	6,572,846	6,603,564	0.37%
Qlik Technologies Inc. (Project Alpha)	First Lien Term Loan	SOFR(Q)	—	3.25%	7.55%	10/28/2030	$4,864,962	4,873,201	4,893,349	0.28%
RealPage, Inc	First Lien Term Loan	SOFR(Q)	—	3.75%	8.05%	4/22/2028	$4,895,730	4,901,964	4,909,658	0.28%
Sophia, L.P. (Ellucian)	First Lien Term Loan	SOFR(M)	0.50%	3.00%	7.33%	10/7/2029	$5,659,342	5,654,959	5,679,687	0.32%
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	5.40%	9.70%	6/30/2028	$1,021,449	1,010,290	1,000,602	0.06%	E
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.40%	9.70%	6/30/2028	$572,012	567,330	563,267	0.03%	E
TIBCO Software Inc.	First Lien Term Loan	SOFR(Q)	—	3.75%	8.05%	3/21/2031	$6,352,102	6,310,492	6,369,951	0.36%
TIBCO Software Inc.	First Lien Term Loan	SOFR(Q)	—	3.50%	7.80%	3/30/2029	$2,568,642	2,575,134	2,574,332	0.15%
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50%	9.83%	7/25/2029	$9,265,425	9,077,116	9,125,350	0.51%	E
Trintech, Inc.	First Lien Revolver	SOFR(M)	1.00%	5.50%	9.83%	7/25/2029	$206,737	192,031	195,798	0.01%	E
UKG Inc.	First Lien Term Loan	SOFR(M)	—	3.00%	7.31%	1/30/2031	$9,822,911	9,811,961	9,871,092	0.56%
VS Buyer, LLC	First Lien Term Loan	SOFR(Q)	—	2.75%	7.02%	4/12/2031	$3,141,247	3,147,651	3,160,880	0.18%
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.32%	11/22/2028	$2,489,081	2,461,634	2,489,081	0.14%	E
Zendesk Inc.	First Lien Revolver	SOFR(Q)	0.75%	5.00%	9.32%	11/22/2028	$—	(2,846)	—	—	D/E
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.32%	11/22/2028	$191,237	187,784	191,237	0.01%	E
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.05%	7/13/2027	$9,839,915	9,755,905	9,780,876	0.55%	E
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	11.05%	7/13/2027	$1,011,701	1,003,064	1,005,631	0.06%	E
FirstUp, Inc	First Lien Revolver	SOFR(Q)	1.00%	6.75%	11.05%	7/13/2027	$—	(7,757)	(5,451)	—	D/E
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.31%	3/10/2031	$13,393,600	13,203,058	13,232,877	0.75%	E
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.31%	3/10/2031	$—	(30,623)	(34,441)	—	D/E
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Revolver	SOFR(Q)	1.00%	5.00%	9.31%	3/10/2031	$306,139	265,309	271,698	0.02%	E
								371,642,114	371,844,347	20.94%
Specialty Retail
Fender Musical Instruments Corp.	First Lien Term Loan B	SOFR(M)	0.50%	4.10%	8.43%	12/1/2028	$1,593,501	1,552,769	1,442,118	0.08%
Mavis Tire Express Services Topco Corp	First Lien Term Loan	SOFR(Q)	0.75%	3.00%	7.33%	5/4/2028	$4,672,346	4,662,403	4,675,920	0.26%
								6,215,172	6,118,038	0.34%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Trading Companies and Distributors
BCPE Empire Holdings, Inc.	First Lien Term Loan	SOFR(M)	—	3.25%	7.58%	12/11/2030	$1,234,576	$1,231,472	$1,229,020	0.07%
Foundation Building Materials, Inc	First Lien Term Loan	SOFR(Q)	—	4.00%	8.28%	1/29/2031	$2,888,999	2,862,197	2,836,376	0.15%
Queen Mergerco Inc.	First Lien Term Loan	SOFR(M)	—	3.00%	7.33%	4/30/2032	$480,533	475,833	484,413	0.03%
Veritiv Corp.	First Lien Term Loan	SOFR(Q)	—	4.00%	8.30%	11/17/2030	$489,534	487,304	491,859	0.03%
								5,056,806	5,041,668	0.28%
Textiles, Apparel and Luxury Goods
WH Borrower, LLC (WHP)	First Lien Term Loan	SOFR(Q)	0.50%	4.75%	9.09%	2/20/2032	$26,782,542	26,655,242	26,824,323	1.51%

Technology Hardware, Storage and Peripherals
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	10.83%	4/25/2031	$12,800,000	12,702,285	12,928,000	0.73%	C/E

Transportation Infrastructure
Bleriot US Bidco Inc.	First Lien Term Loan	SOFR(Q)	—	2.75%	7.05%	10/30/2026	$5,668,389	5,663,147	5,687,888	0.32%

Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.05%	6/11/2029	$44,020,825	43,369,996	43,362,935	2.44%	C/E

Total Debt Investments - 191.7% of Net Assets								1,742,922,442	1,743,584,900	98.22%

Equity Securities
IT Services
New Insight Holdings, Inc. (Dynata)	Common Stock						$22,972	402,032	480,494	0.03%	I, J

Media
Streamland Media Holdings LLC	Common Units						$12,363	645,215	595,248	0.03%	E, I, J

Paper and Forest Products
48forty Intermediate Holdings, Inc.	Common Stock						$685	—	—	—	E, I, J

Total Equity Securities - 0.1% of Net Assets								1,047,247	1,075,742	0.06%

Total Investments - 191.8% of Net Assets								1,743,969,689	1,744,660,642	98.28%

Cash and Cash Equivalents - 3.4% of Net Assets									30,711,354	1.72%

Total Cash and Investments - 195.2% of Net Assets									1,775,371,996	100.00%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2025

Notes to Schedule of Investments:

(A)
Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933 (the “Securities Act”). Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)
100.0% of the fair value of total senior secured loans in the Fund’s portfolio bear interest at a floating rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), “S”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”. In addition, 78.1% of the fair value of such senior secured loans have floors of 0.50% to 4.00%, with a weighted average of 0.93%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at June 30, 2025 of all contracts within the specified loan facility. SOFR resets monthly (M), quarterly (Q) or semiannually (S).
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

Aggregate acquisitions and aggregate dispositions of investments totaled $845,530,647 and $136,842,703, respectively for the six months ended June 30, 2025. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on investments. The total value of restricted securities and bank debt as of June 30, 2025 was $1,744,660,642 or 98.3% of total cash and investments of the Fund. As of June 30, 2025, approximately 8.0% of the total assets of the Fund were not qualifying assets under Section 55(a) of the 1940 Act.

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

June 30, 2025

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

The Fund’s investment objective is to target high risk-adjusted returns produced primarily from current income generated by investing primarily in directly originated, senior secured corporate debt instruments. The Fund intends to meet its investment strategy by focusing primarily on originating and making loans to U.S. middle market companies. BDEBT defines “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA”, between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment. The Fund generally targets the core segment of the middle market, which is defined as companies with EBITDA of between $25 million and $75 million, though the Fund may invest in smaller or larger companies if an attractive opportunity presents itself, especially where there are dislocations in the capital markets. While BDEBT focuses its investments in U.S. companies, the Fund may make investments in portfolio companies that are domiciled outside of the United States. The Fund invests in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants.

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

Reclassifications

Certain prior period balances in the investment level tables were reclassified to conform to the current period presentation.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

2. Summary of Significant Accounting Policies (Continued)

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

2. Summary of Significant Accounting Policies (Continued)

At June 30, 2025, the Fund’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Broadly Syndicated Loans(1)	Middle Market Loans(2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs(3)	320,522,792	173,856,552	480,494	494,859,838
3	Valuation sources that employ significant unobservable inputs	17,533,734	1,231,671,822	595,248	1,249,800,804
Total		$338,056,526	$1,405,528,374	$1,075,742	$1,744,660,642

______________________

(1)
Includes senior secured loans that are broadly syndicated
(2)
Includes other senior secured loans
(3)
For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2025 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1)
Broadly Syndicated Loans	$17,533,734	Market Quotations	Indicative bid/ask quotes	1 (1)
Middle Market Loans	1,046,271,960	Income Approach	Discount rate	8.3% - 14.0% (9.7%)
	3,580,802	Market Comparable Companies	EBITDA Multiple	14.00x (14.00x)
	179,075,747	Market Quotations	Indicative bid/ask quotes	1 (1)
	2,743,313	Market Comparable Companies	Revenue Multiple	0.9x (0.9x)
Equity Securities	—	Market Comparable Companies	EBITDA Multiple	14.00x (14.00x)
	595,248	Market Comparable Companies	Revenue Multiple	0.9x (0.9x)
$1,249,800,804

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 for the three months ended June 30, 2025 were as follows:

	Independent Third-Party Valuation
	Broadly Syndicated Loans	Middle Market Loans	Equity Securities	Total
Beginning balance	$14,878,133	$816,702,860	$630,884	$832,211,877
Net realized and unrealized gains (losses)	40,586	(1,696,723)	(49,967)	(1,706,104)
Acquisitions(1)	1,809,262	432,921,122	14,331	434,744,715
Dispositions	(1,506,046)	(22,354,784)	—	(23,860,830)
Transfers into Level 3(2)	8,663,095	18,902,179	—	27,565,274
Transfers out Level 3(3)	(6,351,296)	(12,802,832)	—	(19,154,128)
Ending balance	$17,533,734	$1,231,671,822	$595,248	$1,249,800,804

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$45,862	$(1,176,209)	$(49,967)	$(1,180,314)

______________________

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of five investments that were transferred from Level 2 to Level 3 due to decreased observable market activity.
(3)
Comprised of four investments that were transferred from Level 3 to Level 2 due to increased observable market activity.

Changes in investments categorized as Level 3 for the six months ended June 30, 2025 were as follows:

	Independent Third-Party Valuation
	Broadly Syndicated Loans	Middle Market Loans	Equity Securities	Total
Beginning balance	$6,263,383	$742,747,140	$407,753	$749,418,276
Net realized and unrealized gains (losses)	(85,429)	(2,674,876)	(49,967)	(2,810,272)
Acquisitions(1)	11,755,328	538,934,818	645,215	551,335,361
Dispositions	(1,530,441)	(44,760,659)	—	(46,291,100)
Transfers into Level 3(2)	7,394,275	3,678,314	—	11,072,589
Transfers out Level 3(3)	(6,263,382)	(6,252,915)	(407,753)	(12,924,050)
Ending balance	$17,533,734	$1,231,671,822	$595,248	$1,249,800,804

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(50,717)	$(1,593,657)	$(49,967)	$(1,694,341)

______________________

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of seven investments that were transferred from Level 2 to Level 3 due to decreased observable market activity.
(3)
Comprised of four investments that were transferred from Level 3 to Level 2 due to increased observable market activity.

At December 31, 2024, the Fund’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Broadly Syndicated Loans(1)	Middle Market Loans(2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs(3)	182,811,825	108,163,485	—	290,975,310
3	Valuation sources that employ significant unobservable inputs	6,263,383	742,747,140	407,753	749,418,276
Total		$189,075,208	$850,910,625	$407,753	$1,040,393,586

______________________

(1)
Includes senior secured loans that are broadly syndicated
(2)
Includes other senior secured loans
(3)
For example, quoted prices in inactive markets or quotes for comparable investments

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

2. Summary of Significant Accounting Policies (Continued)

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2024 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1)
Broadly Syndicated Loans	$6,263,383	Market Quotations	Indicative bid/ask quotes	1 (1)
Middle Market Loans	610,403,130	Income Approach	Discount rate	8.6% - 14.0% (10.2%)
	4,388,593	Asset Approach	EBITDA Multiple	7.50x (7.50x)
	125,316,079	Market Quotations	Indicative bid/ask quotes	1 (1)
	2,639,338	Market Comparable Companies	Revenue Multiple	0.9x (0.9x)
Equity Securities	—	Asset Approach	EBITDA Multiple	7.50x (7.50x)
	407,753	Market Quotations	Indicative bid/ask quotes	1 (1)
$749,418,276

______________________

(1) Representing the weighted average of each significant unobservable input range at the investment level by fair value.

Changes in investments categorized as Level 3 for the three months ended June 30, 2024 were as follows:

	Independent Third-Party Valuation
	Broadly Syndicated Loans	Middle Market Loans	Total
Beginning balance	$2,219,273	$279,718,047	$281,937,320
Net realized and unrealized gains (losses)	3,716	(920,060)	(916,344)
Acquisitions(1)	2,279	107,415,103	107,417,382
Dispositions	2,944	(74,815)	(71,871)
Transfers into Level 3(2)	948,210	14,065,824	15,014,034
Transfers out Level 3(3)	(2,219,272)	—	(2,219,272)
Ending balance	$957,150	$400,204,099	$401,161,249

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$9,123	$(787,030)	$(777,907)

______________________

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of four investments that were transferred from Level 2 to Level 3 due to decreased observable market activity.
(3)
Comprised of two investments that were transferred from Level 3 to Level 2 due to increased observable market activity.

Changes in investments categorized as Level 3 for the six months ended June 30, 2024 were as follows:

	Independent Third-Party Valuation
	Broadly Syndicated Loans	Middle Market Loans	Total
Beginning balance	$960,209	$248,713,244	$249,673,453
Net realized and unrealized gains (losses)	(202,995)	1,269,169	1,066,174
Acquisitions(1)	8,239	154,572,472	154,580,711
Dispositions	214,791	(952,270)	(737,479)
Transfers into Level 3(2)	937,115	9,275,213	10,212,328
Transfers out Level 3(3)	(960,209)	(12,673,729)	(13,633,938)
Ending balance	$957,150	$400,204,099	$401,161,249

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$20,481	$1,374,749	$1,395,230

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

June 30, 2025

2. Summary of Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At June 30, 2025, included in cash and cash equivalents was $16.4 million (1.8% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.16%. At December 31, 2024, included in cash and cash equivalents was $19.7 million (3.0% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.35%.

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

Foreign Currency Investments

The Fund may invest in instruments traded in foreign countries and denominated in foreign currencies. Such positions are converted at the respective closing foreign exchange rates in effect at June 30, 2025 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments. The Fund did not hold any investments denominated in foreign currency at June 30, 2025 or December 31, 2024.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

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

Organization and Offering Costs

The Fund entered into a Fee Waiver and Expense Support and Reimbursement Agreement (the “Expense Support Agreement”) with the Investment Adviser. Pursuant to the Expense Support Agreement, the Investment Adviser paid all of the Fund’s organizational and offering expenses on the Fund’s behalf (each, an “Expense Payment”).

During each of the 36 months following the commencement of the Fund’s operations (the "Reimbursement Period"), the Fund agreed to reimburse the Investment Adviser for any and all Expense Payments incurred by the Investment Adviser under the Expense Support Agreement to the extent that the Fund’s annual Operating Expenses (as defined below) did not exceed 1.25% of the value of the Fund’s net assets, calculated monthly based on month-end net assets. “Operating Expenses” for purposes of the Expense Support Agreement means all annual operating expenses of the Fund incurred in the ordinary course of business, excluding offering costs incurred by the Fund, interest expense and other financing costs, portfolio transaction and other investment-related costs, base management fee and incentive fee payable pursuant to the Advisory Agreement, shareholder servicing and/or distribution fees, taxes and any other extraordinary expenses not incurred in the ordinary course of business (including, without limitation, litigation expenses). The Reimbursement Period expired on March 18,2025. From inception of the Fund through the expiration of the Reimbursement Period, the Fund reimbursed the Investment Adviser for $0.8 million related to organizational and offering expenses of the Fund pursuant to the Expense Support Agreement.

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

June 30, 2025

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

June 30, 2025

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

June 30, 2025

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

For the three and six months ended June 30, 2025, the Investment Adviser earned $2.6 million and $4.7 million in management fees, respectively. For the three and six months ended June 30, 2024, the Investment Adviser earned $0.9 million and $1.7 million in management fees, respectively.

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

June 30, 2025

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

For the three and six months ended June 30, 2025, the Investment Adviser earned $2.6 million and $4.8 million in incentive fees, respectively. For the three and six months ended June 30, 2024, the Investment Adviser earned $1.2 million and $2.3 million in incentive fees, respectively. For the three months ended June 30, 2025, the Fund did not accrue any incentive fees on capital gains on a liquidation basis (but not payable) under GAAP. For the six months ended June 30, 2025, the Fund reversed the $0.5 million accrual reserve for incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP on a cumulative basis. For the three and six months ended June 30, 2024, the Fund did not accrue any incentive fees on capital gains on a liquidation basis (but not payable) under GAAP.

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

June 30, 2025

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

For the three months ended June 30, 2025, the Fund accrued distribution and shareholder servicing fees of $164,293 and $2,668, respectively, which were attributable to Class S and Class D shares. For the six months ended June 30, 2025, the Fund accrued distribution and shareholder servicing fees of $286,140 and $4,836, respectively, which were attributable to Class S and Class D shares. For the three months ended June 30, 2024, the Fund accrued distribution and shareholder servicing fees of $5,296 and $0, which were attributable to Class S and Class D shares, respectively. For the six months ended June 30, 2024, the Fund accrued distribution and shareholder servicing fees of $5,296 and $0, which were attributable to Class S and Class D shares, respectively.

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

4. Debt

Debt is comprised of a $650.0 million capacity revolving credit and term loan facility (the “Credit Facility”), a $150.0 million revolving credit facility (the “Revolving Credit Facility”), a $200.0 million revolving credit facility (the “SG Revolving Credit Facility”), $70.0 million in 7.14% Series 2024A Senior Notes, Tranche A (the “Tranche A Notes”) and $55.0 million in 7.33% Series 2024A Senior Notes, Tranche B (the “Tranche B Notes” and, together with the Tranche A Notes, the “Notes”).

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

4. Debt (Continued)

Total debt outstanding and available at June 30, 2025 was as follows:

	Maturity	Rate	Carrying Value	Available	Total Capacity
Credit Facility	2033	SOFR+1.97%	$331,000,000	$319,000,000	$650,000,000
Revolving Credit Facility	2029	SOFR+1.98%	133,000,000	17,000,000	150,000,000
SG Revolving Credit Facility	2027	SOFR+1.15%	200,000,000	—	200,000,000
Tranche A Notes	2027	7.14%	70,000,000	—	70,000,000
Tranche B Notes	2030	7.33%	55,000,000	—	55,000,000
Total leverage			$789,000,000	336,000,000	1,125,000,000
Unamortized issuance costs			(1,018,054)
Debt, net of unamortized issuance costs			$787,981,946

Total debt outstanding and available at December 31, 2024 was as follows:

	Maturity	Rate	Carrying Value	Available	Total Capacity
Credit Facility	2032	SOFR+1.97%	$320,000,000	$130,000,000	$450,000,000
Revolving Credit Facility	2029	SOFR+2.00%	—	150,000,000	150,000,000
Tranche A Notes	2027	7.14%	70,000,000	—	70,000,000
Total leverage			390,000,000	$280,000,000	$670,000,000
Unamortized issuance costs			(866,702)
Debt, net of unamortized issuance costs			$389,133,298

At June 30, 2025, there was $789.0 million of debt outstanding under the Credit Facility, the Tranche A Notes, and the Tranche B Notes, with a weighted-average interest rate, excluding fees of 6.21%. Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of June 30, 2025, the estimated fair value of the outstanding debt approximated their carrying value.

Total expenses related to debt included the following:

	For the Six Months Ended June 30,
	2025	2024
Interest expense	$16,343,494	$6,251,121
Amortization of deferred debt issuance costs	532,062	160,981
Commitment fees	621,703	387,986
Total	$17,497,259	$6,800,088

Credit Facility

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

On September 8, 2023, the Borrower entered into Amendment No. 1 to the Credit Facility (the “Amendment”). The Amendment extended the term commitment termination date under the Credit Facility with respect to term commitments entered into on the closing date to December 8, 2023. The Credit Facility is secured by all of the assets held by the Borrower. Under the Credit Facility, the Borrower has made certain customary representations and warranties, and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature. Borrowings under the Credit Facility are considered borrowings of the Fund for purposes of complying with the asset coverage requirements under the 1940 Act. On December 15, 2023, the Borrower entered into Amendment No. 2 to the Credit Facility (the "Second Amendment"). The Second Amendment increased the total revolving commitments from $50.0 million to $75.0 million, increased total term commitments from $150.0 million to $225.0 million. The Second Amendment increased the facility margin level with (a) 1.62% if the aggregate balance of “Middle Market Loans” (as defined in Exhibit 10.1) is less than or equal to 25%, (b) 1.77% if the aggregate balance of Middle Market Loans is above

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

4. Debt (Continued)

25% and less than or equal to 50%, (c) 1.96% if the aggregate balance of Middle Market Loans is above 50% and less than or equal to 75%, or (d) 2.12% if the aggregate balance of Middle Market Loans is above 75%.

On November 27, 2024, the Borrower entered into Amendment No. 3 to the Credit Facility (the "First Amended and Restated Credit and Security Agreement"). The amendment increased the total revolving commitments from $75.0 million to $125.0 million, increased total term commitments from $225.0 million to $325.0 million, and modified certain other terms of the Credit Facility, including (i) extending the final maturity date to June 3, 2033, (ii) extending the reinvestment period to June 3, 2026, and (iii) extending the delayed draw term loan commitment termination date until December 15, 2025. The credit facility commitment fees accrual rate was amended at a rate equal to 0.35% per annum, if as of such date the outstanding principal amount of the Revolving Advances is greater than 50% of the Revolving Commitment otherwise the rate is 0.50% per annum. And the rate for Term Commitment is amended at 0.35% per annum for the first three months following any Incremental Commitment Effective Date, and thereafter 0.50% per annum. The Credit Facility includes usual and customary events of default for credit facilities of this nature. Borrowings under the Credit Facility are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

On May 2, 2025, the Fund entered into Amendment No. 1 to the First Amended and Restated Credit and Security Agreement (the “Credit Facility Amendment”). Pursuant to the Credit Facility Amendment, under the Credit Facility, the total revolving commitments increased from $125.0 million to $150.0 million, and the total term commitments increased from $325.0 million to $500.0 million. The Credit Facility Amendment modified certain other terms of the Credit Facility, including extending the prepayment lockout period until the first anniversary of the closing date of the Credit Facility Amendment.

Revolving Credit Facility

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

On November 18, 2024, the Fund entered into a Master Note Purchase Agreement (the “Master Note Purchase Agreement”), governing the issuance (a) on November 18, 2024, of $70,000,000 aggregate principal amount of its 7.14% Series 2024A Senior Notes, Tranche A, due November 18, 2027 (the “Tranche A Notes”), and (b) on January 22, 2025 (subject to customary closing conditions), of $55,000,000 aggregate principal amount of its 7.33% Series 2024A Senior Notes, Tranche B, due January 22, 2030 (the “Tranche B Notes” and, together with the Tranche A Notes, the “Notes”), to qualified institutional investors in a private placement. The Tranche A Notes bear interest at a rate equal to 7.14% per annum that is payable semi-annually on May 18 and November 18 of each year, beginning on May 18, 2025. The Tranche B Notes bear interest at a rate equal to 7.33% per annum that is payable semi-annually on January 22 and July 22 of each year, beginning on July 22, 2025. The Notes will be guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). The Tranche A Notes were issued at a closing on November 18, 2024, and the Tranche B Notes were issued at a closing on January 22, 2025, subject to customary closing conditions. As of June 30, 2025, there was $70.0 million and $55.0 million of outstanding Tranche A Notes and Tranche B Notes, respectively.

SG Revolving Credit Facility

On May 28, 2025, BlackRock Private Credit Fund Leverage II, LLC (the “SG Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Fund, established the SG Revolving Credit Facility, a $200.0 million revolving credit facility with Societe Generale as Administrative agent. The SG Revolving Credit Facility matures on May 29, 2027 and generally bears interest at term SOFR plus, for a period of 1 year from the date of entry into the SG Revolving Credit Facility, 1.15% and, thereafter 1.25%. The proceeds of the SG Revolving Credit Facility are to be used to acquire a portfolio of broadly syndicated leveraged loans (the “SG Portfolio Assets”). Pursuant to a collateral management agreement between the SG Borrower and the Fund, the Fund is responsible for the selection, management and reporting of the SG Portfolio Assets. The SG Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the SG Borrower of additional indebtedness and on the SG Borrower’s ability to make distributions, as well as customary events of default. As of June 30, 2025, the SG Borrower was in full compliance with such covenants.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

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

The Consolidated Schedule of Investments include certain revolving loan facilities and other commitments with unfunded balances at June 30, 2025 and December 31, 2024 as follows:

		Unfunded Balances
Issuer	Maturity Date	June 30, 2025 (Unaudited)	December 31, 2024
Accordion Partners LLC	11/15/2031	$2,670,652	$3,179,348
Accordion Partners LLC	11/15/2031	2,119,565	2,119,565
Accuserve Solutions, Inc.	3/15/2030	420,904	485,658
Alcami Corporation	12/21/2028	133,176	123,188
Alera Group, Inc.	11/17/2025	N/A	480,558
AmeriLife Holdings, LLC	8/31/2029	3,119,196	N/A
AmeriLife Holdings, LLC	8/31/2028	1,775,668	377,494
Applause App Quality, Inc.	10/24/2029	1,200,563	1,500,703
Avalara, Inc.	10/19/2028	N/A	377,651
Blackbird Purchaser, Inc.	12/19/2030	208,917	304,079
Blackbird Purchaser, Inc.	12/19/2030	157,554	236,331
Bluefin Holding, LLC (Allvue)	9/12/2029	1,190,668	1,190,668
Bullhorn, Inc.	10/1/2029	1,478,557	1,478,557
Bullhorn, Inc.	9/30/2029	2,524,995	2,524,995
Bynder Bidco B.V. (Netherlands)	1/26/2029	171,174	171,174
Bynder Bidco, Inc. (Netherlands)	1/26/2029	47,160	47,160
Beekeeper Buyer Inc. (Archway)	6/30/2031	1,452,291	N/A
Brown & Settle, Inc.	5/16/2030	1,274,927	N/A
Chronicle Parent LLC (Lexitas)	4/15/2031	9,722,222	N/A
Chronicle Parent LLC (Lexitas)	4/15/2031	3,240,741	N/A
Civicplus LLC	8/24/2030	6,210,287	N/A
Civicplus LLC	8/23/2030	698,657	N/A
Cherry Bekaert Advisory, LLC	6/30/2028	369,432	447,254
Cherry Bekaert Advisory, LLC	6/30/2028	N/A	109,986
Citrin Cooperman Advisors LLC	3/6/2032	57,379	N/A
Clever Devices Ltd.	6/12/2030	803,941	556,574
Clydesdale Acquisition Holdings, Inc	4/13/2029	26,624	N/A
Cohnreznick Advisory LLC	3/26/2032	4,612,556	N/A
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	1,997,725	1,997,725
Compsych Holdings Corp	7/22/2031	3,737,596	3,737,596
CrewLine Buyer, Inc. (New Relic)	11/8/2030	995,744	995,744
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	232,723	232,723

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

5. Commitments and Contingencies (Continued)

		Unfunded Balances (Continued)
Issuer	Maturity Date	June 30, 2025 (Unaudited)	December 31, 2024
DNAnexus, Inc	12/18/2029	$16,793,184	$16,793,184
Douglas Holdings, Inc (Docupace)	8/27/2030	1,635,795	1,858,858
Douglas Holdings, Inc (Docupace)	8/27/2030	652,792	890,768
Douglas Holdings, Inc (Docupace)	8/27/2030	743,543	743,543
Douglas Holdings, Inc (Docupace)	8/27/2030	N/A	2,044,744
Deepl Se (Germany)	6/26/2030	14,783,278	N/A
Deepl Se (Germany)	6/26/2030	4,166,336	N/A
Dragos, Inc.	6/30/2030	19,924,142	N/A
Dragos, Inc.	6/30/2030	7,315,247	N/A
EBS Parent Holdings Inc. (TDC Acquisition Sub Inc.) (The Difference Card)	7/1/2032	3,641,447	N/A
EBS Parent Holdings Inc. (TDC Acquisition Sub Inc.) (The Difference Card)	7/1/2032	1,213,816	N/A
Emburse Inc.	5/28/2032	4,651,654	N/A
Emburse Inc.	4/10/2032	4,651,654	N/A
Express Wash Acquisition Company, LLC (Whistle)	4/10/2031	1,274,611	N/A
e-Discovery Acquireco, LLC (Reveal)	8/29/2029	960,969	1,441,453
EdgeCo Buyer, Inc.	6/1/2028	585,680	585,680
EdgeCo Buyer, Inc.	6/1/2028	5,142,274	5,856,804
FirstUp, Inc	7/13/2027	908,548	N/A
Flexport Capital, LLC	6/30/2029	19,360,567	N/A
Focus Financial Partners, LLC	9/10/2031	N/A	238,727
Fusion Holding Corp. (Finalsite)	9/15/2027	27,835	371,133
Fusion Risk Management, Inc.	5/22/2029	366,080	457,601
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	2,870,057	N/A
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	2,563,918	N/A
GC Champion Acquisition LLC (Numerix)	8/19/2028	3,682,906	3,682,906
GC Waves Holdings, Inc. (Mercer)	8/10/2029	831,419	831,419
Grant Thornton Advisors LLC	6/2/2031	N/A	34,936
GTY Technology Holdings Inc.	7/9/2029	633,648	264,374
GTY Technology Holdings Inc.	7/9/2029	N/A	770,655
Higginbotham Insurance Agency, Inc.	11/25/2028	631,304	917,024
Honey Intermediate, Inc. (iLobby) (Canada)	9/26/2030	1,872,401	1,872,401
HSI Halo Acquisitions, Inc.	6/28/2031	912,423	912,423
HSI Halo Acquisitions, Inc.	6/28/2031	735,825	735,825
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	1,020,417	1,020,417
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	612,250	612,250
Integrity Marketing Acquisition, LLC	8/25/2028	3,372,217	7,686,777
Integrity Marketing Acquisition, LLC	8/25/2028	4,184,623	4,319,357
Intercept Bidco, Inc.	6/3/2030	2,591,349	2,591,349
Intercept Bidco, Inc.	6/3/2030	1,727,566	1,727,566
IQN Holding Corporation (Beeline)	5/2/2029	12,093,342	N/A
IVXS UK Limited (ComplyAdvantage) (United Kingdom)	5/19/2029	3,155,511	N/A
IvyRehab Intermediate II, LLC	4/23/2029	30,583,579	N/A
IvyRehab Intermediate II, LLC	4/23/2029	282,566	8,703,024
JF Acquisition, LLC (JF Petroleum)	6/18/2030	11,089,763	N/A
JF Acquisition, LLC (JF Petroleum)	6/18/2030	4,158,661	N/A
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	2,713,024	2,713,024
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	1,085,209	1,085,209

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

5. Commitments and Contingencies (Continued)

		Unfunded Balances (Continued)
Issuer	Maturity Date	June 30, 2025 (Unaudited)	December 31, 2024
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	$1,241,691	$2,299,429
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	123,067	123,067
Logicmonitor, Inc	11/19/2031	1,856,512	1,856,512
Lucky US BuyerCo, LLC (Global Payments)	3/30/2029	106,483	163,820
Madison Logic Holdings, Inc.	12/30/2027	85,805	85,805
Majco LLC (Big Brand Tire)	5/17/2032	47,883,053	N/A
MRO Parent Corporation	6/9/2032	3,022,672	N/A
MRO Parent Corporation	6/9/2032	3,022,672	N/A
MH Sub I, LLC (Micro Holding Corp.)	12/11/2031	N/A	262,398
Modigent, LLC (Pueblo)	8/23/2027	680,994	161,736
Modigent, LLC (Pueblo)	8/23/2028	2,321,645	5,353,117
Kaman Corporation	2/26/2032	333,066	N/A
Kid Distro Holdings, LLC	10/1/2029	1,546,384	585,700
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	180,686	180,686
Payroc, LLC	11/1/2027	166,509	166,509
PlayPower, Inc	8/28/2030	2,070,380	2,070,380
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2028	N/A	1,545,484
PMA Parent Holdings, LLC	1/31/2031	1,270,184	1,270,184
Raven Acquisition Holdings LLC (R1 RCM)	11/19/2031	136,326	105,659
Rialto Management Group, LLC	12/5/2030	395,598	395,598
Secretariat Advisors LLC	2/24/2032	885,777	N/A
Signia Aerospace LLC	11/21/2031	206,359	115,688
Serrano Parent, LLC (Sumo Logic)	5/13/2030	409,922	409,922
Skydio, Inc	12/4/2029	3,750,000	3,750,000
Skydio, Inc	12/4/2029	3,750,000	3,750,000
Spark Buyer, LLC (SPARKSTONE)	10/15/2031	4,701,603	4,701,603
Spark Buyer, LLC (SPARKSTONE)	10/15/2031	2,115,721	2,350,802
Spartan Bidco Pty Ltd (StarRez) (Australia)	1/24/2028	548,308	N/A
Spartan Bidco Pty Ltd (StarRez) (Australia)	1/24/2028	N/A	548,308
Streamland Media Midco LLC	3/31/2029	118,345	N/A
Stonebridge Companies, LLC	5/16/2031	1,792,747	N/A
Stonebridge Companies, LLC	5/16/2030	1,195,165	N/A
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	4/25/2031	3,200,000	3,200,000
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2028	342,194	1,368,776
Titan Home Improvement, LLC (Renuity)	5/31/2030	1,810,099	1,810,099
Titan Home Improvement, LLC (Renuity)	5/31/2030	1,508,416	1,508,416
Trintech, Inc.	7/25/2029	516,842	516,842
Vensure Employer Services, Inc.	9/19/2031	1,460,403	2,754,691
Vortex Companies, LLC	9/4/2029	5,493,216	N/A
Vortex Companies, LLC	9/4/2029	N/A	7,634,803
Vortex Companies, LLC	9/4/2029	1,550,934	1,713,916
Wealth Enhancement Group, LLC	10/2/2028	5,853,253	6,568,140
Wealth Enhancement Group, LLC	10/4/2028	N/A	1,031,615
Wealth Enhancement Group, LLC	10/4/2028	1,318,338	1,318,338
Zendesk Inc.	11/22/2028	251,563	251,563
Zendesk Inc.	11/22/2028	419,221	610,938
Total Unfunded Balances		$364,497,177	$156,978,706

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

6. Other Related Party Transactions

The Investment Adviser paid all of the Fund’s organizational and offering expenses on the Fund’s behalf. During the Reimbursement Period, the Fund agreed to reimburse the Investment Adviser for any and all Expense Payments incurred by the Investment Adviser under the Expense Support Agreement to the extent that the Fund’s annual Operating Expenses did not exceed 1.25% of the value of the Fund’s net assets, calculated monthly based on month-end net assets. The Reimbursement Period expired on March18, 2025.

From time to time, the Investment Adviser advances payments to third parties on behalf of the Fund and receives reimbursement from the Fund. At June 30, 2025 and December 31, 2024, amounts reimbursable to the Investment Adviser totaled $0.1 million and $1.1 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities.

The Fund has entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator will perform (or oversee, or arrange for, the performance by third parties of) the administrative services necessary for the operation of the Fund, including but not limited to, determining and publishing the Fund's net asset value (“NAV”), overseeing the preparation and filing of the Fund's tax returns, and the printing and dissemination of reports to shareholders of the Fund, and generally overseeing the payment of the Fund's expenses and the performance of administrative and professional services rendered to the Fund by others. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities thereunder, including payments to the Administrator in an amount equal to the Fund’s allocable portion of overhead and other expenses incurred by the Administrator or its affiliate in performing its obligations and services under the Administration Agreement, such as rent, license fees and other costs associated with computer software utilized in providing such obligations and services and the Fund’s allocable portion of the cost of personnel attributable to performing such obligations and services, including, but not limited to, marketing, legal and other services performed by the Administrator for the Fund. The Administrator will also, on behalf of the Fund, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other shareholders servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, shareholders and such other persons in any such other capacity deemed to be necessary or desirable. For the six months ended June 30, 2025 and 2024, the Fund incurred $0.7 million and $0.5 million, respectively, for such administrative service expenses.

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

June 30, 2025

7. Stockholders’ Equity and Dividends (Continued)

The Fund has the authority to issue an unlimited number of Common Shares of any class and an unlimited number of shares of preferred shares, at a par value $0.001 per share. As of June 30, 2025, the Fund had 33,924,743 Institutional shares, 3,406,762 Class S shares, and 201,370 Class D shares issued and outstanding.

The following table summarizes transactions in Common Shares for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30, (1)
	2025		2024
	Shares	Amount	Shares	Amount
Institutional Class
Subscriptions	8,789,020	$215,382,569	3,729,990	$93,010,612
Share transfers between classes	—	—	—	—
Distributions reinvested	993,991	24,339,615	525,610	13,098,484
Share Repurchases	(192,401)	(4,716,162)	(23,540)	(588,029)
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	9,590,610	$235,006,022	4,232,060	$105,521,067

Class S
Subscriptions	1,588,901	38,949,491	299,659	7,476,500
Share transfers between classes	—	—	—	—
Distributions reinvested	12,770	311,734	—	—
Share Repurchases	(3,084)	(76,445)	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	1,598,587	39,184,780	299,659	7,476,500

Class D
Subscriptions	73,237	1,789,250	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	752	18,291	—	—
Share Repurchases	—	—	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	73,989	1,807,541	—	—

______________________

(1)
Class S commenced operations on June 1, 2024 and Class D commenced operations on August 1, 2024.

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents our monthly NAV per share for each of the three classes of shares since our inception through June 30, 2025.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

7. Stockholders’ Equity and Dividends (Continued)

	NAV per Share
For the Month Ended	Institutional Class	Class S	Class D
June 30, 2022	$23.49	N/A	N/A
July 31, 2022	24.40	N/A	N/A
August 31, 2022	24.86	N/A	N/A
September 30, 2022	23.74	N/A	N/A
October 31, 2022	23.89	N/A	N/A
November 30, 2022	23.93	N/A	N/A
December 31, 2022	23.69	N/A	N/A
January 31, 2023	24.28	N/A	N/A
February 28, 2023	24.25	N/A	N/A
March 31, 2023	24.23	N/A	N/A
April 30, 2023	24.38	N/A	N/A
May 31, 2023	24.05	N/A	N/A
June 30, 2023	24.49	N/A	N/A
July 31, 2023	24.73	N/A	N/A
August 31, 2023	24.85	N/A	N/A
September 30, 2023	24.99	N/A	N/A
October 31, 2023	24.70	N/A	N/A
November 30, 2023	24.87	N/A	N/A
December 31, 2023	24.85	N/A	N/A
January 31, 2024	24.92	N/A	N/A
February 29, 2024	24.93	N/A	N/A
March 31, 2024	24.98	N/A	N/A
April 30, 2024	24.93	N/A	N/A
May 31, 2024	24.95	N/A	N/A
June 30, 2024	24.84	24.84	N/A
July 31, 2024	24.75	24.75	N/A
August 31, 2024	24.79	24.79	24.79
September 30, 2024	24.77	24.77	24.77
October 31, 2024	24.83	24.83	24.83
November 30, 2024	24.84	24.84	24.84
December 31, 2024	24.79	24.79	24.79
January 31, 2025	24.77	24.77	24.77
February 28, 2025	24.64	24.64	24.64
March 31, 2025	24.42	24.42	24.42
April 30, 2025	24.11	24.11	24.11
May 31, 2025	24.27	24.27	24.27
June 30, 2025	24.24	24.24	24.24

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering net investment income available for distribution to shareholders, at the discretion of our Board of Trustees.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

7. Stockholders’ Equity and Dividends (Continued)

Institutional Class

The following tables summarize the Fund's dividends declared for the Institutional Class shares for the six months ended June 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 26, 2024	January 30, 2024	February 27, 2024	Regular	$0.23	$2,348,876
February 23, 2024	February 28, 2024	March 27, 2024	Regular	0.23	2,471,608
March 26, 2024	March 28, 2024	April 26, 2024	Regular	0.23	2,572,189
April 24, 2024	April 29, 2024	May 29, 2024	Regular	0.23	2,817,179
May 24, 2024	May 30, 2024	June 26, 2024	Regular	0.23	2,983,344
June 26, 2024	June 27, 2024	July 29, 2024	Regular	0.23	3,183,325
				$1.38	$16,376,521
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.23	$5,923,347
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.23	6,249,265
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.23	6,588,559
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.23	7,190,565
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.23	7,422,523
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.23	7,802,691
				$1.38	$41,176,950

Class S Shares

The following table summarizes the Fund's dividends declared for the Class S shares for the six months ended June 30, 2025 and 2024.

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
June 26, 2024	June 27, 2024	July 29, 2024	Regular	$0.23	$0.21	$68,922	$63,626
.				$0.23	$0.21	$68,922	$63,626
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.23	$0.21	$472,537	$436,377
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.23	0.21	527,138	487,029
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.23	0.21	599,042	553,463
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.23	0.21	683,484	632,083
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.23	0.21	731,457	677,139
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.23	0.21	783,555	724,982
				$1.38	$1.28	$3,797,213	$3,511,073

_____________________________________________

(1)
Class S commenced operations on June 1, 2024.

Class D Shares

The following table summarizes the Fund's dividends declared for the Class D shares for the six months ended June 30, 2025. No Class D shares were outstanding for the six months ended June 30, 2024.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

7. Stockholders’ Equity and Dividends (Continued)

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.23	$0.22	$30,170	$29,488
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.23	0.22	32,328	31,597
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.23	0.22	34,059	33,304
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.23	0.22	37,499	36,670
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.23	0.22	37,558	36,737
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.23	0.22	46,315	45,297
				$1.38	$1.35	$217,930	$213,093

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

Through October 31, 2024, all of the Fund’s distributions resulted from net investment income. From November 1, 2024 through June 30, 2025, certain of the Fund's distributions were from sources other than net investment income. In the future, a portion of the Fund's distributions may result from expense support from the Investment Adviser, which is subject to repayment by the Fund within three years from the date of payment. Shareholders should understand that any such distribution may not be based solely on the Fund’s investment performance, and can only be sustained if the Fund achieves positive investment performance in future periods and/or the Investment Adviser continues to provide expense support. Shareholders should also understand that the Fund’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Fund will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, may include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of cash distributions on a GAAP basis that the Fund has declared on its common shares:

	For the Six Months Ended June 30, 2025
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.06	$31,455,532	$0.95	$2,612,570	$1.03	$161,503
Net realized gains	0.32	9,721,418	0.32	898,503	0.32	51,590
Total	$1.38	$41,176,950	$1.28	$3,511,073	$1.35	$213,093

	For the Six Months Ended June 30, 2024 (1)
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.38	$16,376,521	$0.21	$63,626	$—	$—
Net realized gains	—	—	—	—	—	—
Total	$1.38	$16,376,521	$0.21	63,626	$—	$—

______________________________________

(1)
Class S commenced operations on June 1, 2024 and Class D commenced operations on August 1, 2024.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

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

Under the Fund’s share repurchase plan, to the extent the Fund offers to repurchase shares in any particular quarter, the Fund expects to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last business day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the valuation date of the applicable tender offer. The Early Repurchase Deduction may be waived at the Fund’s or Distributor’s discretion in the case of repurchase requests arising from the death, divorce or qualified disability of the holder, or due to trade or operational error. The Early Repurchase Deduction will be waived in the event that a shareholder’s shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance. In addition, the Fund’s Common Shares are sold to certain feeder vehicles primarily created to hold the Fund’s Common Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Fund may not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders. The Fund commenced its initial quarterly repurchase offer on April 28, 2023.

The following table presents information with respect to the Fund's repurchases for the six months ended June 30, 2025 and 2024:

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
January 31, 2025	February 28, 2025	139,189	0.5%	$24.42	March 31, 2025	$3,398,946	—
April 30, 2025	May 28, 2025	265,506	0.7%	$24.24	June 30, 2025	$6,434,733

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

9. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2025 and 2024. No Class S shares were outstanding between January 1, 2024 and May 31, 2024. No Class D shares were outstanding for the six months ended June 30, 2024.

	For the Six Months Ended June 30(1),
	2025			2024
	Institutional Class	Class S	Class D	Institutional Class	Class S
Per Common Share
Per share NAV at beginning of period	$24.79	$24.79	$24.79	$24.85	$24.95
Investment operations: (2)
Net investment income before excise taxes	1.06	0.96	1.03	1.35	0.22
Net investment income	1.06	0.96	1.03	1.35	0.22
Net realized and unrealized gain (loss)	(0.23)	(0.23)	(0.23)	0.02	(0.12)
Total from investment operations	0.83	0.73	0.80	1.37	0.10

Dividends to common shareholders	(1.38)	(1.28)	(1.35)	(1.38)	(0.21)
Per share NAV at end of period	$24.24	$24.24	$24.24	$24.84	$24.84

Total return based on net asset value: (3)	3.35%	2.94%	3.23%	5.51%	0.00

Shares outstanding at end of period	33,924,743	3,406,762	201,370	13,840,544	299,659.32
Ratios to average net asset value: (4)
Net investment income(5)	9.50%	8.82%	9.25%	11.95%	0.13
Expenses before incentive fee (6)	6.75%	7.86%	7.06%	7.20%	0.06
Expenses and incentive fee (7)	7.31%	8.43%	7.61%	8.00%	0.06

Ending net asset value	$822,188,281	$82,565,096	$4,880,339	$343,837,811	$7,444,366
Weighted-average number of common shares	29,852,135	2,754,387	157,939	11,866,422	299,659

Fund-level Supplemental Data
Portfolio turnover rate	10.27%			12.21%
Weighted-average debt outstanding	$507,740,331			$169,373,626
Weighted-average interest rate on debt	6.49%			7.42%
Weighted-average debt per share	$13.53			$14.21

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

10. Senior Securities

Information about the Fund's senior securities is shown in the following table for each of the years ended December 31, 2024, 2023 and 2022 and the period ended June 30, 2025.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
As of June 30, 2025 (Unaudited)	$331,000,000	$2,544	—	N/A
Fiscal year 2024	320,000,000	3,229	—	N/A
Fiscal year 2023	156,000,000	2,510	—	N/A
Fiscal year 2022	95,000,000	2,225	—	N/A
Revolving Credit Facility
As of June 30, 2025 (Unaudited)	$133,000,000	$2,544	—	N/A
Fiscal year 2024	—	3,229	—	N/A
SG Revolving Credit Facility
As of June 30, 2025 (Unaudited)	$200,000,000	$2,544	—	N/A
Unsecured Notes
As of June 30, 2025 (Unaudited)	$125,000,000	$2,141	—	N/A
Fiscal year 2024	$70,000,000	$2,656	—	N/A

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

11. Subsequent Events

On July 1, 2025, BlackRock completed its previously announced acquisition of 100% of the business and assets of HPS Investment Partners (“HPS”), a leading global credit investment manager (the “Acquisition”). In connection with the Acquisition, certain senior personnel of HPS joined the Adviser’s investment committee for the Fund’s portfolio as voting members. As of July 1, 2025, the voting members of the Adviser’s investment committee for the Fund are Philip Tseng, Jason Mehring, Dan Worrell, Christian Donohue, Vikas Keswani, Michael Fenstermacher, and Grishma Parekh.

On July 1, 2025, the Fund accepted $135.0 million of additional subscriptions, to purchase $127.8 million of additional Institutional shares, $6.6 million of additional Class S shares and $0.6 million of additional Class D shares, par value $0.001 per share. On July 21, 2025, the number of shares being purchased was fixed when the purchase price of $24.24 per Institutional, Class S shares and Class D shares were determined by the Fund. As a result, the Fund issued 5.3 million Institutional shares, 0.3 million Class S shares and 0.0 million Class D shares and received $135.0 million in proceeds.

On July 25, 2025, the Fund declared a regular distribution as follows:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Institutional Shares	$0.2300	$—	$0.2300
Class S Shares	0.2300	0.0172	0.2128
Class D Shares	0.2300	0.0050	0.2250

The distribution will be payable to shareholders of record at the close of business on July 30, 2025 and will be paid on August 27, 2025. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund’s distribution reinvestment plan.

On July 31, 2025, the Board of Trustees of the Fund approved Amendment No. 1 to the Fourth Amended and Restated Agreement and Declaration of Trust (the “Declaration of Trust’) and Amendment No. 1 to the Second Amended and Restated Bylaws (the “Bylaws”) (such amendments being referred to herein as the “Amendments”). The Amendments change the quorum requirements for meetings of the Board of Trustees from one-third, but at least two, of the Trustees, to one-half, but at least two, of the Trustees. The Amendments were made in response to comments from certain state securities regulators in connection with the registration of the shares of the Fund in such states and are intended to conform the Declaration of Trust and Bylaws to such comments.

On August 7, 2025, the Fund entered into the First Amendment to that certain Senior Secured Credit Agreement (the “First Amendment”), which amends that certain Senior Secured Credit Agreement, dated as of April 19, 2024. The parties to the First Amendment include the Fund, as Borrower, the lenders and issuing banks party thereto and Sumitomo Mitsui Banking Corporation, as Administrative Agent, and, solely with respect to Section 5.11 therein, as Collateral Agent. The First Amendment, among other things, (i) extends the revolver availability period from April 2028 to August 2029, (ii) extends the scheduled maturity date from April 2029 to August 2030, (iii) increases the accordion provision to permit increases to a total facility amount of up to $600,000,000, (iv) increases the total facility amount from $150,000,000 to $315,000,000 and (v) resets the minimum shareholders’ equity test.

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

June 30, 2025

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

Overview

The Fund is a Delaware statutory trust formed on December 23, 2021 and is an externally managed, closed-end, non-diversified management investment company. We have elected to be regulated as a BDC under the 1940 Act. Our investment objective is to target high risk-adjusted returns produced primarily from current income generated by investing primarily in directly originated, senior secured corporate debt instruments. We seek to achieve our investment objective through investments in privately-originated, performing senior secured debt primarily in North America-based companies with target enterprise values between $100 million and $1.5 billion. Performing debt is debt that at the time of investment is not defaulted or, in the view of the Advisers, distressed. The Fund targets positions in first lien, second lien and unitranche debt, with a preference for floating-rate debt, which the Advisers believe provides flexibility to adapt to changing market conditions. The Fund may invest in securities of any maturity and credit quality. Our investment activities will benefit from what we believe are the competitive advantages of our Advisers, including its diverse in-house skills, proprietary deal flow, and consistent and rigorous investment process focused on established, middle-market companies.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Exchange Act, public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2025, approximately 92.0% of our total assets were invested in qualifying assets.

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

The three-level hierarchy for fair value measurement is defined as follows:

Level 1: Quoted prices in active markets for identical assets

Level 2: Other direct and indirect observable market inputs (for example, quoted prices in inactive markets or quotes for comparable investments)

Level 3: Independent third-party valuation sources that employ significant unobservable inputs

As of June 30, 2025, none of our investments were categorized as Level 1, 28.4% were categorized as Level 2 and 71.6% were Level 3 investments valued based on valuations by independent third party sources.

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

Portfolio and investment activity

During the three months ended June 30, 2025, we invested approximately $464.4 million, comprised of new investments in 28 new portfolio companies, as well as draws made on existing commitments and payment in kind ("PIK") received on prior investments, all of which were in senior secured loans. Additionally, we received approximately $63.3 million in proceeds from sales or repayments during the three months ended June 30, 2025.

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

During the six months ended June 30, 2025, we invested approximately $845.5 million, comprised of new investments in 77 new portfolio companies, as well as draws made on existing commitments and PIK received on prior investments, all of which were in senior secured loans. Additionally, we received approximately $136.8 million in proceeds from sales or repayments during the six months ended June 30, 2025.

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

At June 30, 2025, our investment portfolio of $1,744.7 million (at fair value) consisted of 254 portfolio companies and was invested 99.9% in senior secured loans and 0.1% in equity investments. Our average portfolio company investment at fair value was approximately $6.9 million. Our largest portfolio company investment by fair value was approximately 2.7% of our portfolio and our five largest portfolio company investments by fair value comprised approximately 11.1% of our portfolio at June 30, 2025.

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

The industry composition of our portfolio at fair value at June 30, 2025 was as follows:

Industry	June 30, 2025
Software	21.3%
Diversified Financial Services	10.4%
Professional Services	10.2%
Construction and Engineering	7.8%
Insurance	5.9%
Commercial Services and Supplies	4.5%
Internet Software and Services	3.7%
IT Services	3.5%
Aerospace and Defense	3.4%
Health Care Technology	3.4%
Hotels, Restaurants and Leisure	2.8%
Wireless Telecommunication Services	2.5%
Media	2.0%
Healthcare Providers and Services	1.7%
Diversified Consumer Services	1.6%
Textiles, Apparel and Luxury Goods	1.5%
Machinery	1.4%
Building Products	1.4%
Energy Equipment and Services	1.3%
Capital Markets	1.2%
Other	8.5%
Totals	100.0%

The weighted average effective yield of our debt and total portfolio was 9.5% at June 30, 2025 and 10.6% at December 31, 2024. At June 30, 2025, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, the Federal Funds Rate or PRIME Rate, and 0.0% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 78.1% at June 30, 2025. At December 31, 2024, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, the Federal Funds Rate or PRIME Rate, and 0.0% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 81.2% at December 31, 2024. Debt investments in one portfolio company were on non-accrual status as of June 30, 2025, representing 0.2% of the portfolio at fair value and 0.3% at cost. Debt investments in one portfolio company were on non-accrual status as of December 31, 2024, representing 0.0% of the portfolio at fair value and 0.0% at cost.

Results of operations

Investment income

Investment income totaled $36.0 million and $15.2 million, respectively, for the three months ended June 30, 2025 and 2024, all of which was attributable to interest and fees on our debt investments. The increase in investment income in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 reflects the significant increase in portfolio size as the Fund continues to ramp up.

Investment income totaled $64.9 million and $28.7 million, respectively, for the six months ended June 30, 2025 and 2024, all of which was attributable to interest and fees on our debt investments. The increase in investment income in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 reflects the significant increase in portfolio size as the Fund continues to ramp up.

Expenses

Total net operating expenses for the three months ended June 30, 2025 and 2024 were $17.9 million and $6.5 million, respectively, comprised of $10.5 million and $3.5 million in interest and other debt expenses, $2.6 million and $1.2 million in incentive fees, $2.6 million and $0.9 million in management fees, $0.6 million and $0.0 million in amortization of offering costs, $0.4 million and $0.2 million in administrative expenses, $0.4 million and $0.2 million in professional fees, $0.0 million and $0.0 million in incentive fees on capital gains, and $0.8 million and $0.4 million in other operating expenses, respectively. The increase in expenses in the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily reflects the significant increase in portfolio size, amount of debt outstanding, and other Fund activities as the Fund continues to ramp up.

Total net operating expenses for the six months ended June 30, 2025 and 2024 were $30.7 million and $12.6 million, respectively, comprised of $17.5 million and $6.8 million in interest and other debt expenses, $4.8 million and $2.3 million in incentive fees, $4.7 million and 1.7 million in management fees, $1.3 million and $0.0 million in amortization of offering costs, $0.7 million and $0.5 million in administrative expenses, $0.7 million and $0.5 million in professional fees, $(0.5) million and $0.0 million in incentive fees on capital gains, and $1.4 million and $0.7 million in other operating expenses, respectively. The increase in expenses in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily reflects the significant increase in portfolio size, amount of debt outstanding, and other Fund activities as the Fund continues to ramp up.

Net investment income (loss)

Net investment income was $18.1 million and $8.7 million, respectively, for the three months ended June 30, 2025 and 2024. The increase in net investment income reflects the higher investment income, partially offset by the higher operating expenses in the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Net investment income was $34.2 million and $16.1 million, respectively, for the six months ended June 30, 2025 and 2024. The increase in net investment income reflects the higher investment income, partially offset by the higher operating expenses in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended June 30, 2025 and 2024 was $(0.7) million and $(0.2) million, respectively. Net realized losses for the three months ended June 30, 2025 was comprised primarily of $(0.5 million) in losses from the restructuring of our investments in WOOF Holdings, Inc.

Net realized gain (loss) for the six months ended June 30, 2025 and 2024 was $(2.2) million and $(0.2) million, respectively. Net realized losses for the six months ended June 30, 2025 was comprised primarily of $(1.3) million in losses from the restructuring of our investments in Streamland Media Midco and $(0.5 million) in losses from the restructuring of our investments in WOOF Holdings, Inc.

For the three months ended June 30, 2025 and 2024, the change in net unrealized appreciation (depreciation) was $1.0 million and $(1.4) million, respectively. The change in net unrealized appreciation (depreciation) for the three months ended June 30, 2025 was primarily driven by $0.5 million change in unrealized appreciation on our investment in JF Acquisition, LLC and $0.4 million on our investment in Woof Holdings, Inc, as well as change in unrealized gains across the portfolio. The change in net unrealized appreciation (depreciation) for the three months ended June 30, 2024 was primarily driven by The change in net unrealized appreciation (depreciation) for the three months ended June 30, 2024 was primarily driven by unrealized losses across the portfolio from wider market spread during the quarter.

For the six months ended June 30, 2025 and 2024, the change in net unrealized appreciation (depreciation) was $(4.7) million and $0.0 million, respectively. The change in net unrealized appreciation (depreciation) for the six months ended June 30, 2025 was primarily driven by $(1.0 million) change in unrealized depreciation on our investment in Alpine Acquisition Corp II and $(0.6 million) on our investment in Brand Industrial Services, $(0.6 million) change in unrealized depreciation on our investment in TouchTUnes Interactive Networks, as well as change in unrealized losses across the portfolio. The change in net unrealized appreciation (depreciation) for the six months ended June 30, 2024 was primarily driven by unrealized gains across the portfolio from tighter market spreads during the year.

Incentive compensation

The income component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less aggregate income incentive compensation previously paid in with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 5.0% total return hurdle on daily weighted average unreturned capital contributions (the “Hurdle Rate”). The capital gains component of the incentive fee will be the amount, if positive, equal to the lesser of (i) 12.5% of the aggregate realized capital gains (computed net of realized losses and net of unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid or distributed in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters or (ii) 12.5% of cumulative aggregate realized capital gains (computed net of realized losses and net of unrealized capital depreciation, if any) since commencement of the Fund, less capital gains incentive compensation previously paid or distributed since commencement of the Fund. The capital gains component will be paid in full prior to payment of the income component. In any case, incentive compensation (including both the income and capital gains components) will only be paid to the extent the trailing twelve quarter (or if shorter, the number of calendar quarters that have occurred since commencement of the fund) total return of the Fund after incentive compensation and including such payment would equal or exceed a 5% annual total return on daily weighted average unreturned contributed capital contributions for such period. For the six months ended June 30, 2025, $4.8 million in incentive fees were earned, compared to $2.3 million earned for the six months ended June 30, 2024. For the six months ended June 30, 2025, we reversed the accrual of $0.5 million as a reserve for incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP on a cumulative basis. For the six months ended June 30, 2024, the Fund did not accrue any incentive fees on capital gains on a liquidation basis (but not payable) under GAAP.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax expense was incurred in the six months ended June 30, 2025.

Net increase (decrease) in net assets resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $18.3 million and $7.1 million, respectively for the three months ended June 30, 2025 and 2024.

The net increase in net assets applicable to common shareholders resulting from operations was $27.3 million and $15.9 million, respectively for the six months ended June 30, 2025 and 2024.

Liquidity and capital resources

Our liquidity and capital resources are expected to be generated primarily through the offerings of the Fund's common shares, borrowings under the Credit Facility, Revolving Credit Facility, SG Revolving Facility, and cash flows from operations, including investments sales and repayments and income earned from investments and cash equivalents. The primary uses of cash have been investments in portfolio companies and other general corporate purposes.

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

Pursuant to the Fee Waiver and Expense Support and Reimbursement Agreement (the "Expense Support Agreement") we entered into with the Investment Adviser, we were obligated to reimburse the Investment Adviser for expenses during the 36 months following the commencement of the Fund’s operations (the "Reimbursement Period"), to the extent that the Fund’s annual Operating Expenses do not exceed 1.25% of the value of the Fund’s net assets, calculated monthly based on month-end net assets of the Fund. The Reimbursement Period expired on March 18, 2025. From inception of the Fund through the expiration of the Reimbursement Period, the Fund reimbursed the Investment Adviser for $0.8 million related to organizational and offering expenses of the Fund pursuant to the Expense Support Agreement.

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

On November 27, 2024, the Borrower entered into Amendment No. 3 to the Credit Facility (the "First Amended and Restated Credit and Security Agreement"). The amendment increased the total revolving commitments from $75.0 million to $125.0 million, increased total term commitments from $225.0 million to $325.0 million, and modified certain other terms of the Credit Facility, including (i) extending the final maturity date to June 3, 2033, (ii) extending the reinvestment period to June 3, 2026, and (iii) extending the delayed draw term loan commitment termination date until December 15, 2025. The credit facility commitment fees accrual rate was amended at a rate equal to 0.35% per annum, if as of such date the outstanding principal amount of the Revolving Advances is greater than 50% of the Revolving Commitment otherwise the rate is 0.50% per annum. And the rate for Term Commitment is amended at 0.35% per annum for the first three months following any Incremental Commitment Effective Date, and thereafter 0.50% per annum. The Credit Facility includes usual and customary events of default for credit facilities of this nature. Borrowings under the Credit Facility are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

On May 2, 2025, the Fund entered into Amendment No. 1 to the First Amended and Restated Credit and Security Agreement (the “Credit Facility Amendment”). Pursuant to the Credit Facility Amendment, under the Credit Facility, the total revolving commitments increased from $125.0 million to $150.0 million, and the total term commitments increased from $325.0 million to $500.0 million. The Credit Facility Amendment modified certain other terms of the Credit Facility, including extending the prepayment lockout period until the first anniversary of the closing date of the Credit Facility Amendment. As of June 30, 2025, there was $331.0 million drawn on the Credit Facility.

On April 19, 2024, the Fund entered into a Senior Secured Credit Agreement for a $75 million revolving credit facility (the “Revolving Credit Facility”) with Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks from time to time parties thereto. The Revolving Credit Facility matures on April 19, 2029 and generally bears interest at either (i) term SOFR plus a credit spread adjustment plus margin of 2.00% or 1.875% per annum or (ii) the prime rate plus a margin of 2.00% or 1.875% per annum, in each case subject to certain conditions. The Fund may elect either the term SOFR or prime rate at the time of drawdown. The Revolving Credit Facility will be guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). The Revolving Credit Facility is secured by substantially all of the portfolio investments held by the Fund and each Guarantor, subject to certain exceptions. On November 4, 2024, the Fund increased the commitment on the Revolving Credit Facility from $75 million to $150 million. As of June 30, 2025, there was $133.0 million drawn on the Revolving Credit Facility.

On November 18, 2024, the Fund entered into a Master Note Purchase Agreement (the “Master Note Purchase Agreement”), governing the issuance (a) on November 18, 2024, of $70.0 million aggregate principal amount of its 7.14% Series 2024A Senior Notes, Tranche A, due November 18, 2027 (the “Tranche A Notes”), and (b) on January 22, 2025 (subject to customary closing conditions), of $55.0 million aggregate principal amount of its 7.33% Series 2024A Senior Notes, Tranche B, due January 22, 2030 (the “Tranche B Notes” and, together with the Tranche A Notes, the “Notes”), to qualified institutional investors in a private placement. The Tranche A Notes bear interest at a rate equal to 7.14% per annum that is payable semi-annually on May 18 and November 18 of each year, beginning on May 18, 2025. The Tranche B Notes bear interest at a rate equal to 7.33% per annum that is payable semi-annually on January 22 and July 22 of each year, beginning on July 22, 2025. The Notes will be guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). The Tranche A Notes were issued at a closing on November 18, 2024, and the Tranche B Notes were issued at a closing which occurred on January 22, 2025. As of June 30, 2025, there was $70.0 million and $55.0 million, respectively, outstanding on the Tranche A Notes and Tranche B Notes.

On May 28, 2025, BlackRock Private Credit Fund Leverage II, LLC (the “SG Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Fund, established the SG Revolving Credit Facility, a $200.0 million revolving credit facility with Societe Generale as Administrative agent (the "SG Revolving Credit Facility”). The SG Revolving Credit Facility matures on May 29, 2027 and generally bears interest at term SOFR plus, for a period of 1 year from the date of entry into the SG Revolving Credit Facility,

1.15% and, thereafter, 1.25%. The proceeds of the SG Revolving Credit Facility are to be used to acquire a portfolio of broadly syndicated leveraged loans (the “SG Portfolio Assets”). Pursuant to a collateral management agreement between the SG Borrower and the Fund, the Fund is responsible for the selection, management and reporting of the SG Portfolio Assets. The SG Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the SG Borrower of additional indebtedness and on the SG Borrower’s ability to make distributions, as well as customary events of default. As of June 30, 2025, the SG Borrower was in full compliance with such covenants. As of June 30, 2025, there was $200.0 million drawn on the SG Revolving Credit Facility.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. After obtaining shareholder approval by written consent on March 16, 2022, the Fund’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of June 30, 2025, the Fund's asset coverage ratio was 214%.

Net cash used in operating activities for the six months ended June 30, 2025 was $641.6 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $672.0 million, and net investment income (net of non-cash income and expenses) of approximately $30.4 million.

Net cash provided by financing activities was $631.3 million for the six months ended June 30, 2025, consisting primarily of $344.0 million in credit facility draws (net of repayments), $256.1 million in proceeds from share issuances,$55.0 million in proceeds from the Senior Notes, offset by $17.7 million dividends paid in cash to shareholders, $4.8 million payments of repurchased shares and $1.4 million payments of debt issuance costs.

At June 30, 2025, we had $30.7 million in cash and cash equivalents.

Share Transactions

The following table summarizes transactions in Common Shares for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30, (1)
	2025		2024
	Shares	Amount	Shares	Amount
Institutional Class
Subscriptions	8,789,020	$215,382,569	3,729,990	$93,010,612
Share transfers between classes	—	—	—	—
Distributions reinvested	993,991	24,339,615	525,610	13,098,484
Share Repurchases	(192,401)	(4,716,162)	(23,540)	(588,029)
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	9,590,610	$235,006,022	4,232,060	$105,521,067

Class S
Subscriptions	1,588,901	38,949,491	299,659	7,476,500
Share transfers between classes	—	—	—	—
Distributions reinvested	12,770	311,734	—	—
Share Repurchases	(3,084)	(76,445)	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	1,598,587	39,184,780	299,659	7,476,500

Class D
Subscriptions	73,237	1,789,250	—	—
Share transfers between classes	—	—	—	—
Distributions reinvested	752	18,291	—	—
Share Repurchases	—	—	—	—
Early Repurchase Deduction	—	—	—	—
Net Increase (Decrease)	73,989	1,807,541	—	—

______________________

(1)
Class S commenced operations on June 1, 2024 and Class D commenced operations on August 1, 2024.

The following table presents information with respect to the Fund's repurchases for the six months ended June 30, 2025 and 2024:

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
January 31, 2025	February 28, 2025	139,189	0.5%	$24.42	March 31, 2025	$3,398,946	—
April 30, 2025	May 28, 2025	265,506	0.7%	$24.24	June 30, 2025	$6,434,733

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

On June 3, 2022, the Fund entered into the Credit Facility, a $200 million revolving credit facility that matures on June 3, 2032 and generally bears interest at a floating rate. On September 8, 2023, the Borrower entered into Amendment No. 1 to the Credit Facility. The Amendment extended the term commitment termination date under the Credit Facility with respect to term commitments entered into on the closing date to December 8, 2023. On December 15, 2023, the Borrower entered into Amendment No. 2 to the Credit Facility. The Second Amendment increased the total revolving commitments from $50.0 million to $75.0 million, increased total term commitments from $150.0 million to $225.0 million, and increased the facility margin level applicable to the borrower. On November 27, 2024, the Fund entered into the First Amended and Restated Credit and Security Agreement to the Credit Facility, which, among other things, increased the total revolving commitments from $75.0 million to $125.0 million and increased total term commitments from $225.0 million to $325.0 million. On May 2, 2025, the Fund entered into the Amendment No. 1 to First Amended and Restated Credit and Security Agreement to the Credit Facility, which, among other things, increased the total revolving commitments from $125.0 million to $150.0 million and increased total term commitments from $325.0 million to $500.0 million. As of June 30, 2025, there was $331.0 million drawn on the Credit Facility.

On April 19, 2024, the Fund entered into the Revolving Credit Facility that matures on April 19, 2029 and generally bears interest at either (i) term SOFR plus a credit spread adjustment plus margin of 2.00% or 1.875% per annum or (ii) the prime rate plus a margin of 2.00% or 1.875% per annum, in each case subject to certain conditions. The Fund may elect either the term SOFR or prime rate at the time of drawdown. The Revolving Credit Facility includes usual and customary events of default for credit facilities of this nature. On November 4, 2024, the Fund increased the commitment on the Revolving Credit Facility from $75 million to $150 million. As of June 30, 2025, there was $133.0 million drawn on the Revolving Credit Facility.

On November 18, 2024, the Fund entered into the Master Note Purchase Agreement, governing the issuance (a) on November 18, 2024, of $70,000,000 aggregate principal amount of its 7.14% Tranche A Notes, due November 18, 2027, and (b) on January 22, 2025, of $55,000,000 aggregate principal amount of its 7.33% Tranche B Notes, due January 22, 2030. As of June 30, 2025, there was $70.0 million and $55.0 million, respectively outstanding on the Tranche A Notes and Tranche B Notes.

On May 28, 2025, SG Borrower entered into the SG Revolving Credit Facility, a $200.0 million revolving credit facility with Societe Generale as Administrative agent. The SG Revolving Credit Facility matures on May 29, 2027 and generally bears interest at term SOFR plus, for a period of 1 year from the date of entry into the SG Revolving Credit Facility, 1.15% and, thereafter, 1.25%. The SG Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the SG Borrower of additional indebtedness and on the SG Borrower’s ability to make distributions, as well as customary events of default. As of June 30,2025, there was $200.0 million drawn on the SG Revolving Credit Facility.

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

Institutional Class Shares

The following tables summarize the Fund’s dividends declared and paid for the Institutional Class shares for the six months ended June 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 26, 2024	January 30, 2024	February 27, 2024	Regular	$0.23	$2,348,876
February 23, 2024	February 28, 2024	March 27, 2024	Regular	0.23	2,471,608
March 26, 2024	March 28, 2024	April 26, 2024	Regular	0.23	2,572,189
April 24, 2024	April 29, 2024	May 29, 2024	Regular	0.23	2,817,179
May 24, 2024	May 30, 2024	June 26, 2024	Regular	0.23	2,983,344
June 26, 2024	June 27, 2024	July 29, 2024	Regular	0.23	3,183,325
				$1.38	$16,376,521
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.23	$5,923,347
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.23	6,249,265
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.23	6,588,559
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.23	7,190,565
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.23	7,422,523
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.23	7,802,691
				$1.38	$41,176,950

Class S Shares

The following table summarizes the Fund's dividends declared for the Class S shares for the six months ended June 30, 2025 and 2024.

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
June 26, 2024	June 27, 2024	July 29, 2024	Regular	$0.23	$0.21	$68,922	$63,626
.				$0.23	$0.21	$68,922	$63,626
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.23	$0.21	$472,537	$436,377
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.23	0.21	527,138	487,029
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.23	0.21	599,042	553,463
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.23	0.21	683,484	632,083
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.23	0.21	731,457	677,139
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.23	0.21	783,555	724,982
				$1.38	$1.28	$3,797,213	$3,511,073

_____________________________________________

(1)
Class S commenced operations on June 1, 2024.

Class D Shares

The following table summarizes the Fund's dividends declared for the Class D shares for the six months ended June 30, 2025. No Class D shares were outstanding for the six months ended June 30, 2024.

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.23	$0.22	$30,170	$29,488
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.23	0.22	32,328	31,597
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.23	0.22	34,059	33,304
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.23	0.22	37,499	36,670
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.23	0.22	37,558	36,737
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.23	0.22	46,315	45,297
				$1.38	$1.35	$217,930	$213,093

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

Recent Developments

On July 1, 2025, BlackRock completed its previously announced acquisition of 100% of the business and assets of HPS Investment Partners (“HPS”), a leading global credit investment manager (the “Acquisition”). In connection with the Acquisition, certain senior personnel of HPS joined the Adviser’s investment committee for the Fund’s portfolio as voting members. As of July 1, 2025, the voting members of the Adviser’s investment committee for the Fund are Philip Tseng, Jason Mehring, Dan Worrell, Christian Donohue, Vikas Keswani, Michael Fenstermacher, and Grishma Parekh.

On July 1, 2025, the Fund accepted $135.0 million of additional subscriptions, to purchase $127.8 million of additional Institutional shares, $6.6 million of additional Class S shares and $0.6 million of additional Class D shares, par value $0.001 per share. On July 21, 2025, the number of shares being purchased was fixed when the purchase price of $24.24 per Institutional, Class S shares and Class D shares were determined by the Fund. As a result, the Fund issued 5.3 million Institutional shares, 0.3 million Class S shares and 0.0 million Class D shares and received $135.0 million in proceeds.

On July 25, 2025, the Fund declared a regular distribution as follows:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Institutional Shares	$0.2300	$—	$0.2300
Class S Shares	0.2300	0.0172	0.2128
Class D Shares	0.2300	0.0050	0.2250

The distribution will be payable to shareholders of record at the close of business on July 30, 2025 and will be paid on August 27, 2025. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund’s distribution reinvestment plan.

On July 31, 2025, the Board of Trustees of the Fund approved Amendment No. 1 to the Fourth Amended and Restated Agreement and Declaration of Trust (the “Declaration of Trust’) and Amendment No. 1 to the Second Amended and Restated Bylaws (the “Bylaws”) (such amendments being referred to herein as the “Amendments”). The Amendments change the quorum requirements for meetings of the Board of Trustees from one-third, but at least two, of the Trustees, to one-half, but at least two, of the Trustees. The Amendments were made in response to comments from certain state securities regulators in connection with the registration of the shares of the Fund in such states and are intended to conform the Declaration of Trust and Bylaws to such comments.

On August 7, 2025, the Fund entered into the First Amendment to that certain Senior Secured Credit Agreement (the “First Amendment”), which amends that certain Senior Secured Credit Agreement, dated as of April 19, 2024. The parties to the First Amendment include the Company, as Borrower, the lenders and issuing banks party thereto and Sumitomo Mitsui Banking Corporation, as Administrative Agent, and, solely with respect to Section 5.11 therein, as Collateral Agent. The First Amendment, among other things, (i) extends the revolver availability period from April 2028 to August 2029, (ii) extends the scheduled maturity date from April 2029 to August 2030, (iii) increases the accordion provision to permit increases to a total facility amount of up to $600,000,000, (iv) increases the total facility amount from $150,000,000 to $315,000,000 and (v) resets the minimum shareholders’ equity test.

On August 7, 2025, the Fund entered into the First Amendment to that certain Senior Secured Credit Agreement (the “First Amendment”), which amends that certain Senior Secured Credit Agreement, dated as of April 19, 2024. The parties to the First Amendment include the Fund, as Borrower, the lenders and issuing banks party thereto and Sumitomo Mitsui Banking Corporation, as Administrative Agent, and, solely with respect to Section 5.11 therein, as Collateral Agent. The First Amendment, among other things, (i) extends the revolver availability period from April 2028 to August 2029, (ii) extends the scheduled maturity date from April 2029 to August 2030, (iii) increases the accordion provision to permit increases to a total facility amount of up to $600,000,000, (iv) increases the total facility amount from $150,000,000 to $315,000,000 and (v) resets the minimum shareholders’ equity test.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2025, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2025, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 78.1%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2025, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$32,775,113	$0.87
Up 200 basis points	21,850,076	0.58
Up 100 basis points	10,925,038	0.29
Down 100 basis points	(10,858,048)	(0.29)
Down 200 basis points	(21,591,050)	(0.58)
Down 300 basis points	(31,861,748)	(0.85)

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

Part II – Other Information

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of June 30, 2025, we are currently not a party to any pending material legal proceedings.

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

The success of the Fund is highly dependent on the financial and managerial expertise of the Investment Adviser. The loss of one or more of the voting members of the Investment Committee could have a material adverse effect on the performance of the Fund. Although the Investment Adviser and the voting members of the Investment Committee devote a significant amount of their respective efforts to the Fund, they actively manage investments for other clients and are not required to (and will not) devote all of their time to the Fund’s affairs. In addition, in connection with the acquisition of TCP (a wholly-owned subsidiary of the Investment Adviser) by BlackRock in August 2018, certain senior members of the Investment Adviser's investment team and other key advisory personnel were granted retention bonuses. As the last of such retention bonuses have been paid, there may be less economic incentive for certain senior investment team members and certain other key personnel to remain with the Investment Adviser than in prior periods. Certain members of the Investment Adviser's investment team that received such bonuses have left the firm. The loss of key members of the Investment Adviser’s investment team, or a material portion of other key advisory personnel, could have a material adverse effect on the performance of the Fund if the Investment Adviser were unable to replace such persons in a timely manner.

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

Any person that is an affiliate of the Fund for purposes of the 1940 Act generally is prohibited from participating in certain transactions such as co-investing with, or buying or selling any security from or to, the Fund absent the prior approval of the Independent Trustees and, in some cases, of the SEC. However, the Investment Adviser and the funds managed by the Investment Adviser and certain affiliates have received an order providing an exemption from certain SEC regulations prohibiting transactions with affiliates (the “Order”). The Order requires that certain procedures be followed prior to making an investment subject to the Order . The Investment Adviser may face conflicts of interest in making investments pursuant to the Order.

As a result of the Order, there could be significant overlap in the Fund’s investment portfolio and the investment portfolios of other Client Accounts, including, in some cases, proprietary accounts of the Investment Adviser or its affiliates. Because investments may be allocated across multiple other Client Accounts, the Fund will at times receive a lower allocation to an investment than desired; likewise, the Fund may also be limited in the degree to which it is able to participate in selling opportunities that it may otherwise wish to pursue due to allocations, including non-pro rata allocations, to other Client Accounts.

If the Investment Adviser identifies a co-investment opportunity and the Fund is unable to rely on Order or other no-action positions of the SEC staff for that particular co-investment opportunity, the Investment Adviser will be required to determine which Client Accounts should make the investment at the potential exclusion of other Client Accounts. In such circumstances, the Adviser will adhere to the Allocation Policy (defined herein) in order to determine the Client Account to which to allocate investment opportunities. Accordingly, it is possible that the Fund may not be given the opportunity to participate in investments made by other Client Accounts.

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

The BlackRock Entities may also, in certain circumstances and subject to the Order and applicable law and regulation, pursue or enforce rights or take other actions with respect to a particular issuer or investment jointly on behalf of the Fund and other Client Accounts. In such circumstances, the Fund may be adversely impacted by the other Client Accounts’ activities, and transactions for the Fund may be impaired or effected at prices or terms that may be less favorable than would otherwise have been the case had the other Client Accounts not pursued a particular course of action with respect to the issuer or investment. For example, one or more Client Accounts may dispose of or make an in-kind distribution of its portion of an investment that is also held by the Fund and other Client Accounts, and such action may adversely affect the Fund and such other Client Accounts that continue to hold such investment.

Conflicts may also arise because portfolio decisions made by the Investment Adviser on behalf of the Fund may benefit other BlackRock Entities or Client Accounts, including BlackRock Accounts. For example, subject to the Order and applicable law and regulation, the Fund may invest directly or indirectly in the securities, bank loans or other obligations of issuers in which a Client

Account has an equity, debt or other interest, or vice versa. In certain circumstances, the Investment Adviser may be incentivized not to undertake certain actions on behalf of the Fund in connection with such investments, in view of a BlackRock Entity’s or Client Account’s involvement with the relevant issuer or investment. Further, the Fund may also engage in investment transactions that result in other Client Accounts being relieved of obligations or otherwise divesting of investments that the Fund also holds, or which cause the Fund to have to divest certain investments. The purchase, holding and sale of investments by the Fund may enhance the profitability of another Client Account’s own investments in and activities with respect to such investments.

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

Transactions Between Client Accounts. Each of the BlackRock Entities and the Investment Adviser reserve the right to conduct cross trades between the Fund and other Client Accounts in accordance with applicable legal and regulatory requirements. The Investment Adviser may cause the Fund to purchase securities or other assets from or sell securities or other assets to, or engage in other transactions with, other Client Accounts or vehicles when the Investment Adviser believes such transactions are appropriate and, in the participants’, best interest, subject to applicable law and regulation. The Fund may enter into “agency cross transactions,” in which a BlackRock Entity may act as broker for the Fund and for the other party to the transaction, to the extent permitted under applicable law and regulation and the relevant Client Account governing documents. In such cases, the Investment Adviser and such other Client Accounts or BlackRock Entities, as applicable, may have a potentially conflicting division of loyalties and responsibilities regarding both parties to the transaction. To the extent that any provision of Section 11(a) of the Exchange Act, or any of the rules promulgated thereunder, is applicable to any transactions effected by the Investment Adviser, such transactions will be affected in accordance with the requirements of such provisions and rules.

Proxy Voting. The Board of Trustees has delegated to the Investment Adviser discretion with respect to voting and consent rights of the assets of the Fund. Consistent with applicable rules under the Advisers Act, BlackRock has adopted and implemented written proxy voting policies and procedures with respect to individual securities held by the Fund that are reasonably designed: (i) to ensure that proxies are voted, consistent with its fiduciary obligations, in the best interests of Client Accounts under the circumstances over time; and (ii) to prevent conflicts of interest from influencing proxy voting decisions made on behalf of clients. Nevertheless, when votes are cast in accordance with BlackRock’s proxy voting policy and in a manner that BlackRock believes to be consistent with its fiduciary obligations, actual proxy voting decisions made on behalf of one Client Account may have the effect of favoring or harming the interests of other Client Accounts, including the Fund. With respect to the Fund, the Investment Adviser has adopted the BlackRock Active Investment Stewardship – Global Engagement and Voting Guidelines (the “Proxy Voting Policies and Procedures”). Shareholders may receive a copy of the Proxy Voting Policies and Procedures upon request and may also obtain a copy at: http://www.blackrock.com/corporate/en-us/about-us/responsible-investment/responsible-investment-reports.

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

Management of the Fund. In connection with the management of the Fund, the Board of Trustees and/or the Investment Adviser will have the right to make certain determinations on behalf of the Fund, in its discretion. Any such determinations may affect stockholders differently and some stockholders may be adversely affected by such determinations by the Board of Trustees or Investment Adviser. Stockholders may be situated differently in a number of ways, including being resident of, or organized in, various jurisdictions, being subject to different tax rules or regulatory structures and/or having different internally- or externally imposed investment policies, restrictions or guidelines. As a result, conflicts of interest may arise in connection with decisions made by the Board of Trustees or the Investment Adviser that may be more beneficial for certain stockholders. In making determinations on behalf of the Fund, including in structuring and completing investments, the Investment Adviser intends to consider the investment and tax objectives of the Fund and the stockholders as a whole, not the investment, tax or other objectives of any stockholder individually.

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

Potential Impact on the Fund. It is difficult to predict the circumstances under which one or more of the foregoing conflicts could become material, but it is possible that such relationships could require the Fund to refrain from making all or a portion of any investment or a disposition in order for BlackRock to comply with its fiduciary duties, the 1940 Act, the Advisers Act or other applicable law. The Investment Adviser may, under certain circumstances, seek to have conflicts or transactions involving conflicts approved in accordance with the governing agreements of the Fund. Copies of Part 2A of the Investment Adviser’s Form ADV, which includes additional detail regarding conflicts of interest that are relevant to BlackRock’s investment management business, are available at www.sec.govand will be provided to current and prospective stockholders upon request.

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

BlackRock Acquisition of HPS.

On July 1, 2025, BlackRock acquired 100% of the business and assets of HPS LLC (the “BlackRock/HPS Transaction”). There is no guarantee that BlackRock will be able to successfully maintain and continue to build its business after the BlackRock/HPS Transaction or that BlackRock or the Advisers will be able to successfully optimize their business operations following the completion of the BlackRock/HPS Transaction. In particular, as with any business combination, BlackRock and the Advisers will be subject to substantial risks, including with respect to the long-term retention of key employees, the successful consolidation of corporate, technological and administrative infrastructures and the retention of existing business and operational relationships. It is possible that employees currently involved in the operation of the Advisers may not continue with the Advisers after the BlackRock/HPS Transaction and the operations and business relationships of BlackRock and the Advisers may be disrupted following the BlackRock/HPS Transaction. The integration of HPS LLC into BlackRock will be a complex, costly and time-consuming process and if BlackRock experiences difficulties in this process, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on BlackRock and the Advisers for an undetermined period. There can be no assurances that BlackRock or the Advisers will realize the potential operating efficiencies, synergies and other benefits currently anticipated from the BlackRock/HPS Transaction, and a failure to obtain such synergies may adversely affect the operations of BlackRock or the Advisers. Some of the challenges presented by the integration of the businesses are outside of BlackRock’s control, and any of them could result in delays, increased costs, decreases in the amount of potential synergies and diversion of management’s time and energy, which could materially affect BlackRock or the Advisers. In the event that the BlackRock/HPS Transaction has an adverse impact on the Advisers, including for the foregoing reasons, our operations and investment results may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Refer to our Current Reports on Form 8-K filed with the SEC on January 23, 2025, February 21, 2025, March 27, 2025, April 24, 2025, May 23, 2025, June 26, 2025 and July 25, 2025 for information about unregistered sales of our equity securities during the quarter.

The following table presents information with respect to the Fund's repurchases for the six months ended June 30, 2025:

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
January 31, 2025	February 28, 2025	139,189	0.5%	$24.42	March 31, 2025	$3,398,946	—
April 30, 2025	May 28, 2025	265,506	0.7%	$24.24	June 30, 2025	$6,434,733

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
10.1

Loan Agreement, dated as of May 28, 2025, by and among BlackRock Private Credit Fund Leverage II, LLC, as borrower, Société Generale, as administrative agent, BlackRock Private Credit Fund, as collateral manager, the lenders party thereto and the investors party thereto(4) **

10.2	Warehouse Collateral Management Agreement, dated as of May 28, 2025, between BlackRock Private Credit Fund Leverage II, LLC as borrower and BlackRock Private Credit Fund as collateral manager(4)
10.3	Master Participation Agreement, dated as of May 28, 2025, between BlackRock Private Credit Fund Leverage I, LLC, as seller, and BlackRock Private Credit Fund Leverage II, LLC, as buyer(4) **
10.4

First Amendment to Senior Secured Credit Agreement, dated as of August 7, 2025, between BlackRock Private Credit
Fund, as borrower, the lenders and issuing banks party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, and collateral agent* **

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

* Filed herewith.

** Certain schedules and exhibits have been omitted in accordance with Item 601 of Regulation S-K. The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

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
(4)
Previously filed with the Registrant’s Form 8-K dated as of June 4, 2025 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock Private Credit Fund

Date: August 8, 2025	By:	/s/ Philip Tseng
	Name:	Philip Tseng
	Title:	Trustee and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer
(Principal Financial Officer)