Form 10-Q
period 2025-09-30
BlackRock Private Credit Fund
filed 2025-11-07
CIK 1902649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2025

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

As of September 30, 2025, there was no established public market for the Registrant's shares of common stock.

The number of shares of Registrant’s common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding as of November 7, 2025 was 53,051,564, 4,396,234 and 117,278 of Institutional Class, Class S and Class D Common Shares, respectively.

BLACKROCK PRIVATE CREDIT FUND

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

BlackRock Private Credit Fund

Consolidated Statements of Assets and Liabilities

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $2,073,633,836 and $1,035,050,829, respectively)	$2,069,092,639	$1,040,393,586
Total investments (cost of $2,073,633,836 and $1,035,050,829, respectively)	2,069,092,639	1,040,393,586

Cash and cash equivalents	47,135,851	41,078,437
Interest, dividends and fees receivable	11,803,183	6,523,832
Deferred debt issuance costs	5,964,120	4,147,931
Receivable for investments sold	3,303,969	7,996,181
Prepaid expenses and other assets	5,002,296	2,314,798
Total assets	2,142,302,058	1,102,454,765

Liabilities
Debt (net of deferred issuance costs of $934,111 and $866,702, respectively)	817,628,385	389,133,298
Payable for investments purchased	40,604,804	43,346,561
Interest and debt related payables	12,018,880	4,009,503
Distribution payable	10,210,148	6,009,553
Incentive fees payable	3,905,286	3,978,275
Management fees payable	2,311,707	1,791,192
Reimbursements due to the Investment Adviser	116,942	1,125,355
Accrued capital gains incentive fees	—	498,552
Accrued expenses and other liabilities	2,922,584	1,370,802
Total liabilities	$889,718,736	$451,263,091

Commitments and contingencies (Note 5)

Net assets	$1,252,583,322	$651,191,674

Composition of net assets applicable to common shareholders
Common shares of beneficial interest, $0.001 par value; 52,041,649 and 26,269,689 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	$52,046	$26,269
Paid-in capital in excess of par	1,275,608,522	648,200,991
Distributable earnings (loss)	(23,077,246)	2,964,414
Total net assets	1,252,583,322	651,191,674
Total liabilities and net assets	$2,142,302,058	$1,102,454,765

Net assets per share	$24.07	$24.79

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Assets and Liabilities

	September 30, 2025	December 31, 2024
	(Unaudited)
NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$1,147,879,926	$603,211,729
Common shares outstanding ($0.001 par value, unlimited shares authorized)	47,691,489	24,334,133
Net asset value per share	$24.07	$24.79
Class S Shares:
Net assets	$101,947,519	$44,822,335
Common shares outstanding ($0.001 par value, unlimited shares authorized)	4,235,660	1,808,175
Net asset value per share	$24.07	$24.79
Class D Shares:
Net assets	$2,755,877	$3,157,610
Common shares outstanding ($0.001 par value, unlimited shares authorized)	114,500	127,381
Net asset value per share	24.07	24.79

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income
Interest income:
Non-controlled, non-affiliated investments	$45,541,680	$20,260,005	$109,273,283	$48,587,961
PIK income:
Non-controlled, non-affiliated investments	727,540	250,848	1,943,706	633,155
Total investment income	46,269,220	20,510,853	111,216,989	49,221,116

Operating expenses
Interest and other debt expenses	12,595,810	3,857,437	30,093,069	10,657,525
Incentive fees earned	3,905,286	1,813,026	8,724,007	4,111,708
Management fees	3,259,242	1,322,596	7,981,700	3,061,792
Amortization of continuous offering costs	634,857	—	1,904,572	—
Custody fees	520,867	124,053	902,312	281,708
Professional fees	416,907	201,384	1,106,373	747,186
Administrative expenses	347,777	214,425	1,043,066	745,263
Organizational expenses	—	—	161,704	—
Distribution and servicing fees
Class S	203,738	45,805	489,878	51,101
Class D	2,520	2	7,356	2
Director fees	74,625	80,326	210,968	205,076
Insurance expense	10,346	7,232	24,811	21,697
Incentive fees on capital gains (1)	—	204,428	(498,552)	204,428
Other operating expenses	498,726	153,389	1,037,605	556,105
Total operating expenses	22,470,701	8,024,103	53,188,869	20,643,591
Expense Support (Note 3)	(3,538,484)	—	(3,538,484)	—
Net operating expenses	18,932,217	8,024,103	49,650,385	20,643,591

Net investment income	27,337,003	12,486,750	61,566,604	28,577,525

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(838,585)	(1,142,290)	(3,071,567)	(1,319,746)
Foreign currency translation	(60,482)	—	(60,482)	—
Net realized gain (loss)	(899,067)	(1,142,290)	(3,132,049)	(1,319,746)

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(5,232,150)	873,200	(9,883,954)	880,612
Foreign currency translation	(86,945)	—	(86,945)	—
Net change in unrealized appreciation (depreciation)	(5,319,095)	873,200	(9,970,899)	880,612

Net realized and unrealized gain (loss)	(6,218,162)	(269,090)	(13,102,948)	(439,134)

Net increase (decrease) in net assets resulting from operations	$21,118,841	$12,217,660	$48,463,656	$28,138,391

_______________________________________

(1) Net investment income amounts displayed above are net of the accrual for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with Generally Accepted Accounting Principles (“GAAP”) for the three and nine months ended September 30, 2025 and 2024 (see Note 3).

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Shares		Paid in Capital	Distributable	Total Net
	Shares	Par Amount	in Excess of Par	Earnings (loss)	Assets
Balance at December 31, 2024	26,269,689	$26,269	$648,200,991	$2,964,414	$651,191,674

Share Transactions
Institutional Class:
Issuance of common shares	3,896,779	3,897	96,383,551	—	96,387,448
Issuance of common shares from dividend reinvestment plan	468,209	468	11,580,417	—	11,580,885
Repurchase of common shares	(53,212)	(53)	(1,317,163)	—	(1,317,216)
Class S:
Issuance of common shares	795,280	795	19,664,705	—	19,665,500
Issuance of common shares from dividend reinvestment plan	4,161	4	102,860	—	102,864
Repurchase of common shares	(3,084)	—	(76,445)	—	(76,445)
Class D:
Issuance of common shares	20,572	21	508,729	—	508,750
Issuance of common shares from dividend reinvestment plan	129	—	3,186	—	3,186
Net investment income	—	—	—	16,125,618	16,125,618
Net realized and unrealized gain (loss)	—	—	—	(7,100,568)	(7,100,568)
Dividends paid to common shareholders:
Institutional Class	—	—	—	(18,761,171)	(18,761,171)
Class S	—	—	—	(1,476,870)	(1,476,870)
Class D	—	—	—	(94,389)	(94,389)
Balance at March 31, 2025	31,398,523	$31,401	$775,050,831	$(8,342,966)	$766,739,266

Share Transactions
Institutional Class:
Issuance of common shares	4,892,241	4,892	118,990,229	—	118,995,121
Issuance of common shares from dividend reinvestment plan	525,782	526	12,758,204	—	12,758,730
Repurchase of common shares	(139,189)	(139)	(3,398,807)	—	(3,398,946)
Class S:
Issuance of common shares	793,621	794	19,283,197	—	19,283,991
Issuance of common shares from dividend reinvestment plan	8,609	9	208,861	—	208,870
Class D:
Issuance of common shares	52,665	53	1,280,447	—	1,280,500
Issuance of common shares from dividend reinvestment plan	623	1	15,104	—	15,105
Net investment income	—	—	—	18,103,983	18,103,983
Net realized and unrealized gain (loss)	—	—	—	215,782	215,782
Dividends paid to common shareholders:
Institutional Class	—	—	—	(22,415,779)	(22,415,779)
Class S	—	—	—	(2,034,203)	(2,034,203)
Class D	—	—	—	(118,704)	(118,704)
Balance at June 30, 2025	37,532,875	$37,537	$924,188,066	$(14,591,887)	$909,633,716

Share Transactions
Institutional Class:
Issuance of common shares	13,321,517	13,322	322,671,521	—	322,684,843
Issuance of common shares from dividend reinvestment plan	555,932	556	13,463,701	—	13,464,257
Share transfers between classes	154,803	155	3,750,653	—	3,750,808
Repurchase of common shares	(265,506)	(266)	(6,434,468)	—	(6,434,734)
Class S:
Issuance of common shares	815,956	816	19,760,754	—	19,761,570
Issuance of common shares from dividend reinvestment plan	12,942	13	313,411	—	313,424
Class D:
Issuance of common shares	66,182	66	1,603,134	—	1,603,200
Issuance of common shares from dividend reinvestment plan	1,751	2	42,403	—	42,405
Share transfers between classes	(154,803)	(155)	(3,750,653)	—	(3,750,808)
Net investment income	—	—	—	27,337,003	27,337,003
Net realized and unrealized gain (loss)	—	—	—	(6,218,162)	(6,218,162)
Dividends paid to common shareholders:
Institutional Class	—	—	—	(27,271,042)	(27,271,042)
Class S	—	—	—	(2,264,047)	(2,264,047)
Class D	—	—	—	(69,111)	(69,111)
Balance at September 30, 2025	52,041,649	$52,046	$1,275,608,522	$(23,077,246)	$1,252,583,322

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Changes in Net Assets (Unaudited) (Continued)

	Common Shares		Paid in Capital	Distributable	Total Net
	Shares	Par Amount	in Excess of Par	Earnings (loss)	Assets
Balance at December 31, 2023	9,608,484	$9,608	$234,370,285	$4,424,133	$238,804,026
Share Transactions
Institutional Class:
Issuance of common shares	1,322,168	1,322	32,917,349	—	32,918,671
Issuance of common shares from dividend reinvestment plan	276,320	276	6,877,693	—	6,877,969
Repurchase of common shares	(23,540)	(24)	(588,005)	—	(588,029)
Net investment income	—	—	—	7,367,777	7,367,777
Net realized and unrealized gain (loss)	—	—	—	1,421,523	1,421,523
Dividends paid to common shareholders:
Institutional Class	—	—	—	(7,392,673)	(7,392,673)
Balance at March 31, 2024	11,183,432	$11,182	$273,577,322	$5,820,760	$279,409,264

Share Transactions
Institutional Class:
Issuance of common shares	2,407,822	2,408	60,089,533	—	60,091,941
Issuance of common shares from dividend reinvestment plan	249,290	249	6,220,266	—	6,220,515
Repurchase of common shares	—	—	—	—	—
Class S:
Issuance of common shares	299,659	300	7,476,200	—	7,476,500
Net investment income	—	—	—	8,722,998	8,722,998
Net realized and unrealized gain (loss)	—	—	—	(1,591,567)	(1,591,567)
Dividends paid to common shareholders:
Institutional Class	—	—	—	(8,983,848)	(8,983,848)
Class S	—	—	—	(63,626)	(63,626)
Balance at June 30, 2024	14,140,203	$14,139	$347,363,321	$3,904,717	$351,282,177

Share Transactions
Institutional Class:
Issuance of common shares	6,098,257	6,098	151,206,753	—	151,212,851
Issuance of common shares from dividend reinvestment plan	327,841	328	8,126,644	—	8,126,972
Repurchase of common shares	(11,023)	(11)	(273,807)	—	(273,818)
Class S:
Issuance of common shares	810,544	811	20,097,689	—	20,098,500
Class D:
Issuance of common shares	222	—	5,500	—	5,500
Net investment income	—	—	—	12,486,750	12,486,750
Net realized and unrealized gain (loss)	—	—	—	(269,090)	(269,090)
Dividends paid to common shareholders:
Institutional Class	—	—	—	(12,842,257)	(12,842,257)
Class S	—	—	—	(553,222)	(553,222)
Class D	—	—	—	(79)	(79)
Balance at September 30, 2024	21,366,044	$21,365	$526,526,100	$2,726,819	$529,274,284

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities
Net increase (decrease) in net assets resulting from operations	$48,463,656	$28,138,391
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	3,090,559	1,319,746
Change in net unrealized (appreciation) depreciation of investments	9,970,899	(880,612)
Net amortization of investment discounts and premiums	(4,295,539)	(3,440,284)
Interest and dividend income paid in kind	(2,025,166)	(609,403)
Amortization of deferred debt issuance costs	897,250	279,597
Changes in assets and liabilities:
Purchases of investments	(1,279,013,468)	(466,203,669)
Proceeds from disposition of investments	243,720,246	91,327,687
Decrease (increase) in interest, dividends and fees receivable	(5,279,351)	(2,593,314)
Decrease (increase) in receivable for investments sold	4,692,212	400,440
Decrease (increase) in prepaid expenses and other assets	(2,687,498)	(1,244,627)
Increase (decrease) in interest and debt related payables	8,009,377	862,944
Increase (decrease) in incentive fees payable	(72,989)	3,059,169
Increase (decrease) in management fees payable	520,515	513,244
Increase (decrease) in accrued capital gains incentive fees	(498,552)	204,428
Increase (decrease) in reimbursements due to the Investment Adviser	(1,008,413)	736,566
Increase (decrease) in payable for investments purchased	(2,741,757)	39,705,646
Increase (decrease) in accrued expenses and other liabilities	1,551,782	(108,940)
Net cash provided by (used in) operating activities	(976,706,237)	(308,532,991)

Financing activities
Proceeds from common shares sold	600,170,923	259,879,124
Proceeds from issuance of Tranche B Notes	55,000,000	—
Draws on credit facilities	979,415,229	188,000,000
Repayments of credit facility draws	(606,000,000)	(127,000,000)
Payments of debt issuance costs	(2,780,848)	(1,222,950)
Dividends paid in cash to shareholders	(31,814,312)	(7,366,817)
Payments of repurchased shares	(11,227,341)	(861,854)
Net cash provided by (used in) financing activities	982,763,651	311,427,503

Net increase (decrease) in cash and cash equivalents (including restricted cash)	6,057,414	2,894,512
Cash and cash equivalents (including restricted cash) at beginning of period	41,078,437	20,393,858
Cash and cash equivalents (including restricted cash) at end of period	$47,135,851	$23,288,370

Supplemental cash flow information
Interest payments	$21,187,075	$9,514,985
Excise tax payments	$—	$73,753
Distribution payable	$10,210,148	$4,894,649
Reinvestment of dividends during the period	$38,489,726	$21,225,456

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments(A)
Aerospace and Defense
Arcline FM Holdings, LLC (Fairbanks Morse)	First Lien Term Loan	SOFR(S)	—	3.50%	7.58%	6/23/2030	$19,731,105	$19,609,784	$19,765,043	0.93%
Cobham Ultra US Co-Borrower LLC (Ultra Electronics)	First Lien Term Loan	SOFR(S)	—	4.18%	8.37%	8/4/2029	$1,875,860	1,875,860	1,878,364	0.09%
Engineering Research Holding LLC (Astrion, Inc.)	First Lien Term Loan	SOFR(S)	1.00%	5.00%	9.29%	8/29/2031	$22,864,948	22,572,991	22,236,162	1.05%	E
Kaman Corporation	First Lien Term Loan	SOFR(Q)	—	2.50%	6.70%	1/30/2032	$3,521,669	3,496,313	3,514,432	0.17%
Kaman Corporation	First Lien Delayed Draw Term Loan	SOFR(Q)	—	2.50%	6.83%	2/26/2032	$31,895	28,848	31,211	—
Peraton Corp.	First Lien Term Loan	SOFR(M)	0.75%	3.85%	8.01%	2/1/2028	$1,002,328	989,672	847,909	0.04%
Skydio, Inc	First Lien Term Loan	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	9.75%	12/4/2029	$7,656,113	7,593,476	7,587,208	0.36%	E
Skydio, Inc	First Lien Delayed Draw Term Loan B	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	9.82%	12/4/2029	$—	(31,318)	(33,750)	—	D/E
Skydio, Inc	First Lien Delayed Draw Term Loan A	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	9.82%	12/4/2029	$—	(31,318)	(33,750)	—	D/E
Signia Aerospace, LLC	First Lien Term Loan	SOFR(M)	—	2.75%	6.91%	11/21/2031	$3,013,146	3,012,757	3,022,562	0.14%
								59,117,065	58,815,391	2.78%
Automobiles
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	SOFR(Q)	0.75%	5.88%	10.22%	8/22/2031	€17,500,000	19,659,629	19,805,128	0.93%	C/E
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.10%	8/22/2031	$29,613,281	28,523,058	28,522,565	1.35%	C/E
								48,182,687	48,327,693	2.28%
Beverages
Triton Water Holdings Inc	First Lien Term Loan	SOFR(Q)	—	2.25%	6.25%	3/31/2028	$624,112	624,112	624,711	0.03%
Sazerac Co Inc.	First Lien Term Loan	SOFR(M)	—	2.50%	6.70%	6/26/2032	$433,000	430,893	436,128	0.02%
								1,055,005	1,060,839	0.05%
Building Products
TL Alpine Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.00%	8/1/2030	$9,648,789	9,493,334	9,706,682	0.46%	E
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.29%	3/1/2030	$10,040,396	9,891,977	10,065,497	0.48%	E
Wilsonart LLC	First Lien Term Loan	SOFR(Q)	—	4.25%	8.25%	7/25/2031	$5,277,060	5,202,496	5,117,429	0.24%
								24,587,807	24,889,608	1.18%
Capital Markets
Apex Group Treasury LLC	First Lien Term Loan	SOFR(Q)	—	3.50%	7.75%	2/20/2032	$386,030	384,162	378,309	0.02%
Ardonagh Group FinCo Pty Ltd (Australia)	First Lien Term Loan	SOFR(S)	—	2.75%	6.95%	2/27/2031	$1,094,507	1,082,113	1,091,317	0.05%	C
Ascensus Holdings, Inc	First Lien Term Loan	SOFR(M)	0.50%	3.00%	7.16%	8/2/2028	$2,384,647	2,386,322	2,385,637	0.11%
Allspring Buyer, LLC	First Lien Term Loan	SOFR(Q)	—	5.00%	9.35%	11/1/2030	$157,604	157,211	158,067	0.01%
BCPE Pequod Buyer Inc. (Envestnet Inc.)	First Lien Term Loan	SOFR(M)	—	3.00%	7.16%	9/19/2031	$1,411,868	1,412,818	1,416,026	0.07%
Brookfield Properties Retail Holding LLC	First Lien Term Loan	SOFR(M)	—	3.50%	7.66%	5/28/2030	$310,223	305,857	311,774	0.01%
Focus Financial Partners, LLC	First Lien Term Loan	SOFR(M)	—	2.75%	6.91%	9/15/2031	$4,796,164	4,792,712	4,802,735	0.23%
Grant Thornton Advisors LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.66%	6/2/2031	$3,756,446	3,751,822	3,738,434	0.18%
Grant Thornton Advisors LLC	First Lien Term Loan	SOFR(M)	—	3.00%	7.16%	5/30/2031	$922,000	911,111	921,723	0.04%
Learning Care Group (US) No. 2 Inc.	First Lien Initial Term Loan	SOFR(Q)	0.50%	4.00%	8.00%	8/11/2028	$22,291	22,098	21,957	—	E
OVG Business Services LLC (Oak View)	First Lien Term Loan	SOFR(M)	—	3.00%	7.16%	6/15/2031	$743,120	744,825	743,584	0.04%
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.75%	1/31/2031	$44,967,274	44,475,491	44,522,638	2.10%	E
PMA Parent Holdings, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.50%	9.80%	1/31/2031	$—	(56,540)	(49,764)	—	D/E
Wharf Street Rating Acquisition, LLC (KBRA)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.75%	8.91%	9/16/2032	$—	(22,585)	(45,455)	—	D/E
Wharf Street Rating Acquisition, LLC (KBRA)	First Lien Revolver	SOFR(M)	0.75%	4.75%	8.91%	9/16/2032	$—	(45,170)	(45,455)	—	D/E
Wharf Street Rating Acquisition, LLC (KBRA)	First Lien Term Loan	SOFR(M)	0.75%	4.75%	8.91%	9/16/2032	$40,909,091	40,502,423	40,500,000	1.91%	E
								100,804,670	100,851,527	4.77%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Chemicals
Advancion (f/k/a Aruba Investments Holdings, LLC)	First Lien Term Loan	SOFR(M)	0.75%	4.00%	8.16%	11/24/2027	$1,233,933	$1,229,936	$1,205,553	0.06%
Ascend Learning, LLC	First Lien Term Loan	SOFR(M)	—	3.00%	7.16%	12/11/2028	$2,291,665	2,266,312	2,291,780	0.11%
CP Iris Holdco I, Inc	First Lien Term Loan	SOFR(M)	0.50%	3.50%	7.66%	9/21/2028	$1,839,311	1,844,308	1,841,610	0.09%
Derby Buyer LLC	First Lien Term Loan	SOFR(M)	—	3.00%	7.18%	11/1/2030	$3,455,789	3,459,214	3,466,951	0.15%
Discovery Purchaser Corporation	First Lien Term Loan	SOFR(Q)	0.50%	3.75%	8.08%	10/4/2029	$3,388,520	3,335,263	3,377,236	0.16%
INEOS Composites International Holdings LLC (FORTIS)	First Lien Term Loan	SOFR(Q)	—	3.50%	7.50%	2/6/2032	$724,185	722,503	721,469	0.03%
Momentive Performance Materials, Inc.	First Lien Term Loan	SOFR(M)	—	4.00%	8.16%	3/22/2028	$790,389	781,600	795,329	0.04%
Olympus Water US Holding Corporation (Solenis)	First Lien Term Loan	SOFR(Q)	0.50%	3.00%	7.00%	6/9/2031	$3,148,789	3,142,554	3,121,898	0.15%
Sparta U.S. Holdco LLC	First Lien Term Loan	SOFR(M)	0.75%	3.00%	7.28%	8/2/2028	$1,880,271	1,867,732	1,858,441	0.09%
W. R. Grace Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.50%	3.00%	7.00%	8/11/2032	$418,000	414,909	419,743	0.02%
								19,064,331	19,100,010	0.90%
Commercial Services and Supplies
Allied Universal Holdco LLC	First Lien Term Loan	SOFR(M)	0.75%	3.35%	7.51%	8/5/2032	$6,020,390	6,022,406	6,049,830	0.29%
Anticimex Inc. (Sweden)	First Lien Term Loan	SOFR(Q)	0.50%	3.40%	7.54%	11/16/2028	$240,176	240,176	241,257	0.01%	C
Apollo Group Holdco, LLC (Topsail)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.00%	12/26/2030	$15,681,155	15,407,452	15,508,662	0.73%	E
Cohnreznick Advisory LLC	First Lien Term Loan	SOFR(Q)	—	4.00%	8.00%	3/31/2032	$19,876,426	19,798,915	19,938,639	0.95%
Cohnreznick Advisory LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	4.00%	8.00%	3/31/2032	$—	(17,996)	14,437	—	D
Creative Artists Agency, LLC.	First Lien Term Loan	SOFR(M)	—	2.50%	6.66%	10/1/2031	$2,146,876	2,143,038	2,152,544	0.10%
Dealer Tire Financial, LLC	First Lien Term Loan	SOFR(M)	—	3.00%	7.16%	7/2/2031	$1,555,993	1,550,487	1,552,103	0.07%
EnergySolutions, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.25%	7.41%	9/18/2030	$649,285	646,321	654,560	0.03%
Ensemble RCM, LLC	First Lien Term Loan B	SOFR(Q)	—	3.00%	7.31%	8/3/2029	$4,732,300	4,735,060	4,750,851	0.22%
Interstate Waste Services Inc	First Lien Term Loan	SOFR(Q)	—	3.25%	7.25%	10/4/2030	$1,363,937	1,365,814	1,365,642	0.06%	E
Madison Safety & Flow LLC	First Lien Term Loan	SOFR(M)	—	2.75%	6.91%	9/26/2031	$1,873,631	1,873,854	1,878,128	0.09%
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	8/23/2028	$5,465,640	5,397,553	5,405,294	0.26%	E
Modigent, LLC (Pueblo)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	8/23/2028	$1,419,375	1,402,264	1,403,704	0.07%	E
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	8/23/2028	$984,554	972,243	973,684	0.05%	E
Modigent, LLC (Pueblo)	First Lien Revolver	SOFR(Q)	0.75%	5.00%	9.00%	8/23/2027	$340,497	328,785	331,468	0.02%	E
TA TT Buyer, LLC (TouchTunes, Octave Music)	First Lien Tranche B-1 Term Loan	SOFR(Q)	0.50%	4.75%	8.75%	4/1/2029	$16,759,996	16,762,329	16,564,407	0.77%
								78,628,701	78,785,210	3.72%
Construction Materials
Covia Holdings LLC	First Lien Term Loan	SOFR(M)	—	2.75%	6.95%	2/12/2032	$1,126,178	1,124,807	1,133,920	0.05%

Construction and Engineering
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.67%	2/1/2030	$683,122	663,557	685,054	0.03%	E
Brand Industrial Services Inc	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	8.80%	8/1/2030	$4,657,051	4,615,501	4,233,259	0.20%
Brown & Settle, Inc.	First Lien Term Loan	SOFR(S)	1.00%	6.50%	10.51%	5/16/2030	$22,338,800	21,822,541	22,048,396	1.03%	E
Brown & Settle, Inc.	First Lien Revolver	SOFR(S)	1.00%	6.50%	10.51%	5/16/2030	$1,838,836	1,782,174	1,806,963	0.09%	E
Compsych Holdings Corp	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	9.08%	7/22/2031	$12,958,558	12,904,817	13,088,144	0.63%	E
Compsych Holdings Corp	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	9.08%	7/22/2031	$—	(7,750)	37,376	—	D/E
Groupe Solmax Inc. (Canada), Solmax U.S. LP	First Lien Term Loan	SOFR(Q)	1.00%	5.01%	9.01%	5/29/2028	$2,376,196	2,308,811	1,809,473	0.09%	C
JF Acquisition, LLC (JF Petroleum)	First Lien Term Loan	SOFR(M)	1.00%	5.75%	9.89%	6/18/2030	$35,990,440	35,390,058	35,630,536	1.67%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Construction and Engineering (Continued)
JF Acquisition, LLC (JF Petroleum)	First Lien Revolver	SOFR(Q)	1.00%	5.75%	10.06%	6/18/2030	$—	$(79,656)	$(41,587)	—	D/E
JF Acquisition, LLC (JF Petroleum)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	9.89%	6/18/2030	$—	(117,113)	(67,232)	—	D/E
Legence Holdings LLC (Refficiency)	First Lien Term Loan	SOFR(M)	—	3.00%	7.16%	12/18/2028	$1,428,997	1,427,719	1,433,820	0.07%
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	9.06%	2/1/2030	$2,387,153	2,368,949	2,387,153	0.11%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(M)	1.00%	4.50%	8.77%	2/1/2030	$1,652,414	1,636,489	1,652,414	0.08%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.67%	2/1/2030	$302,921	297,282	302,921	0.01%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Revolver	SOFR(Q)	1.00%	4.75%	9.07%	2/1/2029	$—	(2,053)	—	—	D/E
PlayPower, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.25%	8/28/2030	$13,559,395	13,393,044	13,491,598	0.64%	E
PlayPower, Inc	First Lien Revolver	SOFR(Q)	0.75%	5.25%	9.55%	8/28/2030	$—	(25,400)	(27,329)	—	D/E
PlayPower, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.25%	8/28/2030	$1,990,689	1,972,941	1,980,736	0.09%	E
RBS Buyer Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.31%	7/31/2031	$—	(20,688)	(40,877)	—	D/E
RBS Buyer Inc.	First Lien Revolver	SOFR(Q)	1.00%	5.00%	9.35%	7/31/2031	$—	(68,959)	(68,129)	—	D/E
RBS Buyer Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.31%	7/31/2031	$19,303,154	19,068,692	19,071,516	0.90%	E
Tecta America Corp.	First Lien Term Loan	SOFR(M)	—	3.00%	7.16%	2/18/2032	$1,382,243	1,387,487	1,389,154	0.07%
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.95%	5/31/2030	$9,557,323	9,408,750	9,652,896	0.46%	E
Titan Home Improvement, LLC (Renuity)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	8.95%	5/31/2030	$—	(14,069)	18,101	—	D/E
Titan Home Improvement, LLC (Renuity)	First Lien Revolver	SOFR(Q)	1.00%	5.75%	10.08%	5/31/2030	$—	(23,438)	—	—	D/E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	Prime	1.00%	4.00%	11.25%	9/4/2029	$11,097,365	10,959,306	11,186,144	0.53%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.16%	9/4/2029	$4,985,225	4,923,205	5,025,107	0.24%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.16%	9/4/2029	$2,678,785	2,678,785	2,700,215	0.13%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.16%	9/4/2029	$946,098	931,451	953,667	0.05%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.16%	9/4/2029	$9,109,582	8,985,644	9,182,459	0.43%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.16%	9/4/2029	$2,593,962	2,555,500	2,614,714	0.12%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.16%	9/4/2029	$613,182	603,684	618,087	0.03%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	Prime	1.00%	4.00%	11.25%	9/4/2029	$834,969	760,232	878,915	0.04%	E
Vortex Companies, LLC	First Lien Revolver	Prime	1.00%	4.00%	11.25%	9/4/2029	$730,810	705,389	730,810	0.03%	E
								163,192,882	164,364,474	7.77%
Consumer Finance
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	11.50%	3/30/2029	$3,126,599	3,071,915	3,074,188	0.14%	E
Lucky US BuyerCo, LLC (Global Payments)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	11.50%	3/30/2029	$339,107	331,921	332,242	0.02%	E
								3,403,836	3,406,430	0.16%
Containers and Packaging
Charter Next Generation, Inc. (fka Charter NEX US, Inc.)	First Lien Term Loan	SOFR(M)	—	2.75%	6.93%	12/1/2030	$7,763,143	7,756,697	7,794,894	0.37%
Clydesdale Acquisition Holdings, Inc	First Lien Term Loan	SOFR(M)	—	3.25%	7.41%	4/13/2029	$2,814,834	2,804,179	2,813,680	0.13%
Clydesdale Acquisition Holdings, Inc	First Lien Delayed Draw Term Loan	SOFR(Q)	—	3.25%	7.60%	4/13/2029	$872	1,513	852	—
								10,562,389	10,609,426	0.50%
Communications Equipment
Digicert Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	10.10%	7/30/2030	$33,938,963	33,435,653	33,429,879	1.58%	E

Diversified Consumer Services
Express Wash Acquisition Company, LLC (Whistle)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.58%	4/10/2031	$21,614,917	21,416,025	21,269,078	1.01%	E
Express Wash Acquisition Company, LLC (Whistle)	First Lien Revolver	SOFR(Q)	1.00%	6.25%	10.59%	4/10/2031	$—	(11,729)	(20,394)	—	D/E
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.25%	9/29/2028	$4,421,362	4,365,161	4,320,595	0.20%	E
Fusion Holding Corp. (Finalsite)	First Lien Revolver	Prime	0.75%	6.25%	10.25%	9/15/2027	$—	(3,265)	(5,432)	—	D/E
Planet US Buyer LLC	First Lien Term Loan	SOFR(Q)	—	3.00%	7.20%	1/31/2031	$1,121,483	1,124,059	1,128,890	0.05%
								26,890,251	26,692,737	1.26%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Diversified Financial Services
Accordion Partners LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	11/15/2031	$18,980,707	$18,897,708	$18,980,707	0.89%	E
Accordion Partners LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.12%	11/15/2031	$507,954	482,379	507,954	0.02%	E
Accordion Partners LLC	First Lien Revolver	SOFR(Q)	0.75%	5.25%	9.55%	11/15/2031	$—	(9,268)	—	—	D/E
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.48%	3/15/2030	$496,508	496,508	480,123	0.02%	E
Accuserve Solutions, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.59%	3/15/2030	$—	(1,562)	(13,890)	—	D/E
Acuris Finance US, Inc.	First Lien Term Loan	SOFR(Q)	—	3.75%	7.75%	2/16/2028	$598,141	585,171	599,074	0.03%
Gryphon Debt Merger Sub Inc. (Altera Corporation LLC)	First Lien Term Loan	SOFR(S)	—	3.00%	7.37%	6/21/2032	$840,000	835,800	843,284	0.04%
Beekeeper Buyer Inc. (Archway)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.25%	6/30/2031	$5,809,164	5,753,538	5,756,882	0.27%	E
Beekeeper Buyer Inc. (Archway)	First Lien Revolver	SOFR(Q)	0.75%	5.25%	9.55%	6/30/2031	$—	(13,906)	(13,071)	—	D/E
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan E	SOFR(M)	1.00%	4.50%	8.66%	6/1/2028	$711,153	666,160	663,371	0.03%	E
EdgeCo Buyer, Inc.	First Lien Term Loan B	SOFR(M)	1.00%	4.50%	8.66%	6/1/2028	$2,528,954	2,509,327	2,508,310	0.12%	E
EdgeCo Buyer, Inc.	First Lien Term Loan	SOFR(M)	—	4.50%	8.66%	6/1/2028	$1,105,243	1,096,666	1,096,221	0.05%	E
EdgeCo Buyer, Inc.	First Lien Revolver	Prime	1.00%	3.50%	10.75%	6/1/2028	$29,284	24,739	24,503	—	E
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan A	SOFR(M)	1.00%	4.50%	8.66%	6/1/2028	$215,031	213,362	213,276	0.01%	E
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan B	SOFR(M)	1.00%	4.50%	8.66%	6/1/2028	$186,748	185,299	185,224	0.01%	E
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan C	SOFR(M)	1.00%	4.50%	8.66%	6/1/2028	$62,089	61,607	61,582	—	E
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.22%	8/19/2028	$—	(39,837)	(30,789)	—	D/E
GC Champion Acquisition LLC (Numerix)	First Lien Incremental Term Loan	SOFR(S)	1.00%	5.00%	9.22%	8/21/2028	$8,809,206	8,658,252	8,735,561	0.41%	E
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	5.00%	9.22%	8/21/2028	$10,057,032	10,034,823	9,972,955	0.47%	E
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	5.00%	9.22%	8/21/2028	$641,477	635,308	636,114	0.03%	E
GC Waves Holdings, Inc. (Mercer)	First Lien Term Loan	SOFR(M)	0.75%	4.85%	9.01%	9/30/2030	$18,976,895	18,976,895	18,976,895	0.90%	E
GC Waves Holdings, Inc. (Mercer)	First Lien Revolver	SOFR(M)	0.75%	4.85%	9.18%	8/10/2029	$—	—	—	—	E
HP PHRG Borrower LLC	First Lien Term Loan	SOFR(Q)	—	4.00%	8.00%	2/20/2032	$19,264,290	19,086,392	19,248,204	0.91%
Orion Us Finco Inc.	First Lien Term Loan	SOFR(M)	—	3.50%	7.66%	5/19/2032	$442,000	439,790	444,763	0.02%
Payroc, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.75%	8.91%	11/1/2027	$7,534,626	7,471,589	7,519,557	0.36%	E
Payroc, LLC	First Lien Revolver	SOFR(M)	1.00%	4.75%	9.08%	11/1/2027	$—	(1,400)	(333)	—	D/E
Payroc, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.75%	8.91%	10/31/2027	$542,308	539,596	541,223	0.03%	E
Rialto Management Group, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.16%	12/5/2030	$10,602,036	10,510,532	10,708,056	0.51%	E/K
Rialto Management Group, LLC	First Lien Revolver	SOFR(M)	0.75%	5.00%	9.33%	12/5/2030	$—	(3,414)	—	—	D/E/K
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.50%	5/14/2031	$14,835,526	14,809,002	14,924,539	0.71%	E
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.50%	5/14/2031	$32,617,349	32,511,488	32,813,053	1.54%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.79%	10/4/2028	$13,997,619	13,997,619	13,929,437	0.66%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.50%	10/2/2028	$1,031,800	1,018,671	999,807	0.05%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.79%	10/4/2028	$3,639,016	3,617,676	3,621,290	0.17%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.79%	10/2/2028	$1,085,699	1,085,699	1,080,411	0.05%	E
Wealth Enhancement Group, LLC	First Lien Revolver	SOFR(Q)	1.00%	5.00%	9.30%	10/4/2028	$—	(668)	(6,416)	—	D/E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.79%	10/2/2028	$—	(18,468)	(37,065)	—	D/E
White Cap Supply Holdings, LLC	First Lien Tranche B Term Loan	SOFR(M)	—	3.25%	7.42%	10/19/2029	$7,326,378	7,294,737	7,336,159	0.35%
								182,407,810	183,306,971	8.66%
Diversified Telecommunication Services
Level 3 Financing Inc.	First Lien Term Loan	SOFR(Q)	—	3.25%	7.60%	3/27/2032	$444,000	444,000	444,926	0.02%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Electrical Equipment
Griffon Bidco Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	7/31/2031	$—	$(44,336)	$(45,974)	—	D/E
Griffon Bidco Inc.	First Lien Revolver	SOFR(Q)	0.75%	5.00%	9.00%	7/31/2031	$—	(44,336)	(45,974)	—	D/E
Griffon Bidco Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	7/31/2031	$25,285,726	25,039,206	25,032,869	1.18%	E
Spark Buyer, LLC (Sparkstone)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.44%	10/15/2031	$11,665,853	11,514,895	10,755,916	0.51%	E
Spark Buyer, LLC (Sparkstone)	First Lien Revolver	SOFR(Q)	0.75%	5.25%	9.24%	10/15/2031	$799,273	768,853	615,910	0.03%	E
Spark Buyer, LLC (Sparkstone)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.44%	10/15/2031	$—	(60,839)	(366,725)	-0.02%	D/E
								37,173,443	35,946,022	1.70%
Energy Equipment and Services
PG Polaris Bidco SARL (Rosen Group) (Luxembourg)	First Lien Term Loan	SOFR(M)	—	2.75%	6.91%	2/24/2031	$1,875,825	1,881,014	1,884,501	0.09%	C

Entertainment
International Entertainment JJJCO 3 Ltd (ATG Entertainment LLC) (United Kingdom)	First Lien Term Loan	SOFR(Q)	—	3.75%	8.06%	4/2/2032	$458,850	456,681	462,294	0.02%	C
DIRECTV Financing, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.81%	2/15/2031	$134,229	129,275	131,544	0.01%
Endeavor Operating Company LLC	First Lien Term Loan	SOFR(M)	—	3.00%	7.16%	1/28/2032	$5,159,528	5,151,309	5,171,782	0.24%
Renaissance Holding Corp.	First Lien Term Loan	SOFR(M)	—	4.00%	8.16%	12/11/2031	$962,652	942,666	836,805	0.04%
								6,679,931	6,602,425	0.31%
Food Products
Sauer Brands Inc	First Lien Term Loan	SOFR(M)	—	3.00%	7.16%	2/4/2032	$213,206	212,717	214,722	0.01%
Saratoga Food Specialties LLC (Solina France SASU) (France)	First Lien Term Loan	SOFR(Q)	—	3.25%	7.31%	3/7/2029	$935,300	938,769	942,025	0.04%	C
Wellness Pet LLC (Woof)	First Lien First Out Term Loan	SOFR(Q)	—	3.95%	7.95%	12/1/2029	$479,108	441,287	384,285	0.02%
Wellness Pet LLC (Woof)	First Lien Second Out Term Loan	SOFR(Q)	—	4.01%	8.01%	12/31/2029	$360,124	26,644	163,856	0.01%
								1,619,417	1,704,888	0.08%
Health Care Equipment and Supplies
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	3.25%	7.25%	3/20/2032	$463,838	461,683	464,545	0.02%
Chariot Buyer, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.00%	7.16%	7/22/2032	$4,498,161	4,470,780	4,508,012	0.22%
Opal Bidco SAS (Opella) (France)	First Lien Term Loan	SOFR(Q)	—	3.25%	7.25%	4/23/2032	$1,360,000	1,353,195	1,365,270	0.06%	C
								6,285,658	6,337,827	0.30%
Healthcare Providers and Services
Acp Tara Holdings Inc. (Arcadia)	First Lien Term Loan	SOFR(Q)	—	3.25%	7.60%	9/17/2032	$152,000	151,620	152,380	0.01%	E
AHP Health Partners, Inc.	First Lien Term Loan	SOFR(M)	—	2.25%	6.41%	9/20/2032	$1,130,000	1,131,845	1,133,531	0.05%
CHG Healthcare Services, Inc.	First Lien Term Loan	SOFR(M)	—	2.75%	6.91%	9/29/2028	$2,547,778	2,529,537	2,551,294	0.12%
Electron Bidco Inc.	First Lien Term Loan	SOFR(M)	—	2.75%	6.91%	10/7/2028	$1,304,572	1,305,449	1,308,473	0.06%
LifePoint Health Inc	First Lien Term Loan	SOFR(Q)	—	3.50%	7.66%	5/19/2031	$658,950	655,978	656,841	0.03%
LifePoint Health Inc	First Lien Term Loan	SOFR(Q)	—	3.75%	8.07%	5/16/2031	$1,927,019	1,927,063	1,925,921	0.09%
Ingenovis Health, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.25%	8.71%	3/5/2028	$238,716	236,598	81,163	—
IvyRehab Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.35%	9.35%	4/23/2029	$14,050,227	13,886,754	13,963,116	0.66%	E
IvyRehab Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.10%	9.10%	4/23/2029	$1,830,280	1,623,618	1,407,357	0.07%	E
Raven Acquisition Holdings LLC (R1 RCM)	First Lien Term Loan	SOFR(M)	—	3.00%	7.16%	11/19/2031	$1,895,539	1,895,332	1,897,065	0.09%
Raven Acquisition Holdings LLC (R1 RCM)	First Lien Delayed Draw Term Loan	SOFR(M)	—	3.25%	7.58%	11/19/2031	$—	245	110	—
Surgery Partners Holdings, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.66%	12/19/2030	$1,121,497	1,122,794	1,123,600	0.06%
U.S. Anesthesia Partners, Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.36%	8.64%	9/23/2028	$2,412,060	2,371,210	2,411,686	0.11%
								28,838,043	28,612,537	1.35%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Health Care Technology
Athenahealth Group Inc.	First Lien Term Loan	SOFR(M)	0.50%	2.75%	6.91%	2/15/2029	$9,661,807	$9,656,220	$9,654,754	0.46%
Cotiviti Holdings, Inc	First Lien Term Loan	SOFR(M)	—	2.75%	7.03%	2/24/2031	$6,367,911	6,328,247	6,267,075	0.30%
Cotiviti Holdings, Inc	First Lien Term Loan	SOFR(M)	—	2.75%	7.03%	2/13/2032	$909,225	900,742	894,450	0.04%
MRO Parent Corporation	First Lien Term Loan	SOFR(Q)	0.75%	4.50%	8.62%	6/9/2032	$34,760,727	34,262,563	34,482,641	1.63%	E
MRO Parent Corporation	First Lien Revolver	SOFR(Q)	0.75%	4.75%	9.08%	6/9/2032	$—	(43,319)	(24,181)	—	D/E
MRO Parent Corporation	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.50%	8.62%	6/9/2032	$—	(21,659)	(24,181)	—	D/E
Mpulse Mobile Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.75%	8/26/2032	$—	(37,658)	(37,794)	—	D/E
Mpulse Mobile Inc.	First Lien Revolver	SOFR(Q)	0.75%	4.75%	8.75%	8/26/2032	$—	(56,487)	(56,720)	—	D/E
Mpulse Mobile Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.75%	8/26/2032	$40,121,205	39,725,796	39,724,366	1.87%	E
Polaris Newco, LLC	First Lien Term Loan	SOFR(Q)	0.50%	4.00%	8.57%	6/2/2028	$2,928,310	2,929,006	2,828,469	0.13%
PointClickCare Technologies Inc. (Canada)	First Lien Term Loan	SOFR(Q)	—	2.75%	6.75%	11/3/2031	$2,814,633	2,814,786	2,821,135	0.13%	C
Press Ganey Holdings, Inc.	First Lien Term Loan	SOFR(M)	—	3.00%	7.16%	4/30/2031	$2,055,069	2,058,146	2,051,863	0.10%
Zelis Healthcare Corp	First Lien Term Loan	SOFR(M)	—	2.75%	6.91%	9/15/2029	$1,131,385	1,126,243	1,130,090	0.05%
								99,642,626	99,711,967	4.71%
Hotels, Restaurants and Leisure
Fertitta Entertainment, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.25%	7.41%	1/27/2029	$7,154,910	7,129,329	7,152,692	0.34%
Great Canadian Gaming Corp. (Canada)	First Lien Term Loan	SOFR(Q)	—	4.75%	8.75%	11/1/2029	$510,849	510,801	493,930	0.02%	C
Herschend Entertainment Company LLC	First Lien Term Loan	SOFR(M)	—	3.25%	7.41%	5/20/2032	$860,843	858,792	865,147	0.04%
Motion Finco LLC	First Lien Term Loan B	SOFR(Q)	—	3.50%	7.50%	11/12/2029	$688,413	691,111	620,088	0.03%
Scientific Games Holdings LP	First Lien Term Loan	SOFR(Q)	0.50%	3.00%	7.29%	4/4/2029	$3,184,879	3,175,305	3,162,298	0.15%
Showtime Acquisition LLC (World Choice)	First Lien Term Loan	SOFR(Q)	—	4.75%	8.94%	8/13/2031	$45,107,979	44,723,965	44,711,029	2.12%	E
Stonebridge Companies, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.16%	5/16/2031	$6,274,616	6,186,425	6,199,321	0.29%	E
Stonebridge Companies, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.00%	9.34%	5/16/2030	$—	(16,573)	(14,342)	—	D/E
Stonebridge Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.16%	5/16/2031	$—	(12,599)	(21,513)	—	D/E
Voyager Parent LLC	First Lien Term Loan	SOFR(Q)	—	4.75%	8.75%	5/8/2032	$519,000	503,943	520,689	0.02%
								63,750,499	63,689,339	3.01%
Household Durables
Bad Boy Mowers JV Acquisition, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.25%	9.39%	11/9/2029	$7,682,853	7,556,011	7,759,682	0.36%	E
Hunter Douglas Holding BV (Netherlands)	First Lien Term Loan	SOFR(Q)	—	3.25%	7.25%	1/17/2032	$3,148,525	3,137,101	3,156,680	0.15%	C
Weber Stephen Products, LLC	First Lien Term Loan	SOFR(Q)	—	3.75%	8.10%	9/17/2032	$994,000	984,996	984,994	0.05%
								11,678,108	11,901,356	0.56%
Industrial Conglomerates
Beach Acquisition Bidco LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	7.31%	6/25/2032	$582,000	580,552	585,518	0.03%
Chromalloy Corp.	First Lien Term Loan	SOFR(Q)	—	3.25%	7.54%	3/31/2031	$1,131,407	1,130,002	1,135,927	0.06%
Cube Industrials Buyer Inc. (Circor)	First Lien Term Loan	SOFR(Q)	—	3.25%	7.58%	10/9/2031	$937,290	935,875	942,562	0.04%
LSF12 Crown US Commercial Bidco, LLC	First Lien Term Loan	SOFR(M)	—	3.50%	7.66%	12/2/2031	$864,833	866,331	867,268	0.04%
								3,512,760	3,531,275	0.17%
Insurance
Alliant Holdings Intermediate, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.67%	9/19/2031	$9,825,960	9,787,795	9,809,502	0.46%
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.17%	8/31/2029	$23,792,552	23,566,852	23,792,552	1.13%	E
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(S)	0.75%	4.75%	9.01%	8/31/2029	$—	(13,549)	—	—	D/E
AmeriLife Holdings, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.00%	9.17%	8/31/2028	$322,848	312,396	322,848	0.02%	E
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.17%	8/31/2029	$923,978	911,641	923,978	0.04%	E
Amynta Agency Borrower Inc. (Mayfield)	First Lien Term Loan	SOFR(M)	—	2.75%	6.91%	12/16/2031	$4,132,820	4,138,230	4,122,860	0.19%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Insurance (Continued)
EBS Parent Holdings Inc. (The Difference Card)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	7/1/2032	$14,565,788	$14,425,371	$14,420,130	0.69%	E
EBS Parent Holdings Inc. (The Difference Card)	First Lien Revolver	SOFR(Q)	0.75%	5.00%	9.34%	7/1/2032	$—	(11,701)	(12,138)	—	D/E
EBS Parent Holdings Inc. (The Difference Card)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	7/1/2032	$—	(17,552)	(36,414)	—	D/E
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.50%	9/29/2028	$5,241,129	5,187,623	5,241,129	0.25%	E
Galway Borrower LLC	First Lien Term Loan	SOFR(Q)	—	4.50%	8.50%	9/29/2028	$3,162,944	3,127,921	3,162,944	0.15%	E
Higginbotham Insurance Agency, Inc.	First Lien Term Loan	SOFR(M)	1.00%	4.50%	8.67%	11/25/2028	$14,450,570	14,385,815	14,450,570	0.68%	E
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	4.75%	8.91%	11/25/2028	$736,150	727,467	736,150	0.03%	E
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.20%	8/25/2028	$9,412,395	9,384,801	9,412,395	0.44%	E
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	5.00%	9.20%	8/26/2033	$—	(10,932)	—	—	D/E
Integrity Marketing Acquisition, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.00%	9.32%	8/25/2028	$—	(92,841)	—	—	D/E
Summit Acquisition Inc.	First Lien Term Loan	SOFR(M)	—	3.50%	7.66%	10/16/2031	$152,000	152,000	153,077	0.01%
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	First Lien Term Loan	SOFR(M)	—	2.50%	6.66%	7/13/2031	$6,376,941	6,370,625	6,375,953	0.30%
Truist Insurance Holdings, LLC	First Lien Term Loan	SOFR(Q)	—	2.75%	6.75%	5/6/2031	$5,083,726	5,088,986	5,091,682	0.24%
								97,420,948	97,967,218	4.63%
Internet and Catalog Retail
Syndigo, LLC	First Lien Revolver	SOFR(M)	0.75%	5.00%	9.31%	9/2/2032	$—	(55,957)	(56,599)	—	D/E
Syndigo, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.17%	9/2/2032	$42,109,623	41,693,303	41,688,527	1.97%	E
								41,637,346	41,631,928	1.97%
Internet and Direct Marketing Retail
Pug LLC	First Lien Term Loan	SOFR(M)	—	4.75%	8.91%	3/15/2030	$3,411,673	3,403,366	3,390,350	0.16%

Internet Software and Services
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(S)	1.00%	6.00%	10.14%	1/26/2029	$2,110,569	2,075,562	2,113,237	0.10%	C/E
Bynder Bidco B.V. (Netherlands)	First Lien Revolver B	SOFR(S)	1.00%	6.00%	10.14%	1/26/2029	$—	(782)	—	—	C/D/E
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(S)	1.00%	6.00%	10.14%	1/26/2029	$582,226	572,569	582,962	0.03%	C/E
Bynder Bidco, Inc. (Netherlands)	First Lien Revolver A	SOFR(S)	1.00%	6.00%	10.14%	1/26/2029	$—	(2,839)	—	—	C/D/E
Civicplus LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.70%	8/24/2030	$10,703,864	10,629,796	10,624,795	0.50%	E
Civicplus LLC	First Lien Revolver	SOFR(Q)	0.75%	5.50%	9.83%	8/24/2030	$—	(4,677)	(5,161)	—	D/E
Civicplus LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	9.70%	8/24/2030	$—	(28,781)	(45,478)	—	D/E
e-Discovery AcquireCo, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.20%	8/23/2029	$8,579,230	8,439,504	8,665,022	0.41%	E
e-Discovery AcquireCo, LLC (Reveal)	First Lien Initial Term Loan	SOFR(Q)	1.00%	5.25%	9.45%	9/1/2028	$6,640,840	6,640,840	6,589,128	0.31%	E
e-Discovery AcquireCo, LLC (Reveal)	First Lien Revolver	SOFR(Q)	1.00%	6.00%	10.20%	8/23/2029	$768,775	750,603	768,775	0.04%	E
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.78%	8/29/2029	$2,825,845	2,817,027	2,854,103	0.13%	E
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	—	3.25% Cash + 3.25% PIK	10.78%	8/29/2029	$12,688,333	12,614,827	12,815,216	0.61%	E
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(M)	—	3.25% Cash + 3.25% PIK	7.22%	3/1/2029	$4,615,657	4,611,267	4,422,376	0.21%
Magenta Buyer, LLC (McAfee)	First Lien First Out Term Loan	SOFR(Q)	0.75%	3.25% Cash + 3.25% PIK	11.32%	7/27/2028	$1,393,410	1,358,426	1,146,463	0.05%
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	10.56%	7/27/2028	$405,750	402,118	412,749	0.02%
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.65%	10.96%	1/24/2028	$10,038,061	9,922,480	9,996,042	0.47%	C/E
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Revolver	SOFR(Q)	0.75%	6.65%	10.93%	1/24/2028	$—	(7,590)	(2,295)	—	C/D/E
								60,790,350	60,937,934	2.88%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
IT Services
Asurion, LLC	First Lien Term Loan	SOFR(M)	—	4.35%	8.51%	9/19/2030	$1,875,573	$1,871,062	$1,883,647	0.09%
CrewLine Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(M)	1.00%	6.75%	10.91%	11/8/2030	$9,559,143	9,384,933	9,540,025	0.45%	E
CrewLine Buyer, Inc. (New Relic)	First Lien Revolver	SOFR(M)	1.00%	6.75%	11.08%	11/8/2030	$—	(18,147)	(1,991)	—	D/E
Ensono Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	4.11%	8.28%	5/26/2028	$18,912,183	18,781,419	18,964,759	0.90%
Fortress Intermediate 3, Inc	First Lien Term Loan	SOFR(M)	—	3.00%	7.25%	6/27/2031	$2,368,655	2,373,240	2,383,459	0.11%
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.17%	6/3/2030	$11,229,177	11,054,307	11,094,427	0.52%	E
Intercept Bidco, Inc.	First Lien Revolver	SOFR(Q)	1.00%	6.00%	10.32%	6/3/2030	$—	(26,903)	(20,731)	—	D/E
Intercept Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	10.17%	6/3/2030	$—	(20,177)	(31,096)	—	D/E
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	4.73% Cash + 2.37% PIK	11.16%	12/29/2028	$2,267,003	2,231,052	2,126,449	0.10%	E
Madison Logic Holdings, Inc.	First Lien Revolver	SOFR(M)	1.00%	4.73% Cash + 2.37% PIK	11.33%	12/30/2027	$—	(1,156)	(5,320)	—	D/E
Neon Maple US Debt Mergersub Inc.	First Lien Term Loan	SOFR(M)	—	2.75%	6.91%	11/17/2031	$2,268,614	2,255,958	2,271,552	0.11%
Research Now Group, LLC (Dynata)	Second Out Term Loan	SOFR(Q)	1.00%	5.76%	9.96%	10/15/2028	$1,653,750	1,491,953	1,363,657	0.06%
Research Now Group, LLC (Dynata)	First Lien Term Loan	SOFR(Q)	—	5.26%	9.46%	7/15/2028	$233,488	217,937	233,391	0.01%
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(S)	1.00%	6.50%	10.71%	5/12/2030	$4,099,217	4,031,711	3,968,042	0.19%	E
Serrano Parent, LLC (Sumo Logic)	First Lien Revolver	SOFR(S)	1.00%	6.50%	10.71%	5/12/2030	$—	(6,751)	(13,118)	—	D/E
Trident Technologies LLC	First Lien Term Loan	SOFR(M)	—	4.50%	8.66%	2/6/2032	$7,369,219	7,309,665	7,415,277	0.35%
								60,930,103	61,172,429	2.89%
Life Sciences Tools and Services
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	11.35%	12/21/2028	$971,354	953,091	971,354	0.05%	E
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.10%	11.24%	12/21/2028	$71,492	70,149	71,492	—	E
Alcami Corporation	First Lien Revolver	SOFR(Q)	1.00%	7.15%	11.48%	12/21/2028	$—	(2,503)	—	—	D/E
DNAnexus, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	3.00%	5.25%	9.39%	12/18/2029	$1,199,513	1,047,700	1,019,586	0.05%	E
DNAnexus, Inc	First Lien Term Loan	SOFR(M)	3.00%	5.25%	9.39%	12/20/2029	$5,997,566	5,946,794	5,937,590	0.28%	E
Sotera Health Holdings, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.66%	5/30/2031	$1,776,925	1,776,925	1,781,740	0.08%
								9,792,156	9,781,762	0.46%
Machinery
AI Aqua Merger Sub, Inc. (Osmosis Buyer) (United Kingdom)	First Lien Term Loan	SOFR(M)	1.00%	3.00%	7.28%	7/30/2028	$6,577,981	6,544,639	6,598,406	0.31%	C
Blackbird Purchaser, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.50%	12/19/2030	$2,352,913	2,317,854	2,313,619	0.11%	E
Blackbird Purchaser, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	9.50%	12/19/2030	$276,275	269,280	268,435	0.01%	E
Blackbird Purchaser, Inc.	First Lien Revolver	SOFR(Q)	0.75%	5.50%	9.50%	12/19/2030	$220,576	216,140	215,314	0.01%	E
Filtration Group Corporation	First Lien Term Loan	SOFR(M)	0.50%	2.75%	6.91%	10/23/2028	$2,829,474	2,831,674	2,845,687	0.13%
Husky Injection Molding Systems Ltd. (Canada)	First Lien Term Loan	SOFR(Q)	—	3.75%	7.92%	2/15/2029	$5,224,262	5,234,816	5,244,558	0.25%	C
Indicor, LLC (Roper Industrial Pro)	First Lien Term Loan	SOFR(Q)	—	2.75%	6.75%	11/22/2029	$2,234,043	2,234,977	2,239,494	0.11%
KKR Apple Bidco, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.66%	9/23/2031	$332,032	332,032	332,372	0.02%
Madison IAQ LLC	First Lien Term Loan	SOFR(S)	0.50%	3.25%	7.45%	3/29/2032	$3,965,568	3,943,791	3,989,461	0.19%
TK Elevator US Newco Inc	First Lien Term Loan	SOFR(S)	0.50%	3.00%	7.20%	4/30/2030	$3,023,477	3,022,021	3,034,407	0.14%
								26,947,224	27,081,753	1.28%
Media
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(S)	1.00%	5.00%	9.20%	10/1/2029	$16,700,945	16,700,945	16,700,945	0.80%	E
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(S)	1.00%	5.00%	9.20%	10/1/2029	$1,124,100	1,124,100	1,124,100	0.05%	E
Kid Distro Holdings, LLC	First Lien Revolver	SOFR(Q)	1.00%	4.90%	9.18%	10/1/2029	$—	—	—	—	E
Speedster Bidco GMBH (Germany)	First Lien Term Loan	SOFR(Q)	—	3.25%	7.55%	11/13/2031	$1,353,209	1,356,563	1,358,290	0.06%	C

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Media (Continued)
Streamland Media Midco LLC	First Out Term Loan	SOFR(Q)	1.00%	1.00% Cash + 4.50% PIK	9.76%	3/31/2029	$1,429,934	$1,429,934	$1,429,934	0.07%	E
Streamland Media Midco LLC	Last Out Term Loan	SOFR(Q)	—	1.00% Cash + 5.50% PIK	10.76%	3/31/2029	$1,299,402	1,266,868	1,121,384	0.05%	E/G
Streamland Media Midco LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	1.00% Cash + 4.76% PIK	9.82%	3/31/2029	$114,348	114,348	114,348	0.01%	E
Streamland Media Midco LLC	First Lien Revolver	SOFR(Q)	—	1.00% Cash + 5.76% PIK	9.83%	3/31/2029	$199,053	199,053	199,053	0.01%	E
TL Voltron Purchaser, LLC (GES)	First Lien Term Loan	SOFR(M)	1.00%	5.25%	9.41%	12/31/2030	$11,666,454	11,462,304	11,468,124	0.54%	E
Zayo Group Holdings, Inc.	First Lien Term Loan	SOFR(M)	—	1.00% Cash + 4.76% PIK	7.77%	3/11/2030	$307,848	305,420	299,639	0.01%
								33,959,535	33,815,817	1.60%
Metals and Mining
Grinding Media Inc. (Molycop LTD)	First Lien Term Loan	SOFR(Q)	0.75%	3.50%	7.70%	10/21/2028	$981,316	985,816	983,769	0.05%	E

Oil, Gas and Consumable Fuels
Deep Blue Operating I, LLC	First Lien Term Loan	SOFR(Q)	—	2.75%	7.10%	9/17/2032	$1,151,000	1,152,698	1,153,878	0.05%
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(M)	1.00%	6.75%	10.90%	10/2/2029	$1,254,601	1,229,042	1,254,601	0.07%	E
Stakeholder Midstream, LLC	First Lien Term Loan	SOFR(Q)	—	4.00%	8.04%	8/19/2032	$463,000	458,370	464,736	0.02%
								2,840,110	2,873,215	0.14%
Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien 2nd Incremental Term Loan	SOFR(Q)	1.00%	6.15%	10.32%	11/30/2029	$5,016,601	4,908,099	2,387,370	0.11%	E/G
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	10.32%	11/30/2029	$210,911	206,574	100,371	—	E/G
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.65%	10.98%	12/23/2026	$1,493,944	1,480,039	1,492,599	0.07%	E
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	10.15%	12/23/2026	$1,193,867	1,193,867	1,192,107	0.06%	E
								7,788,579	5,172,447	0.24%
Professional Services
Allied Benefit Systems Intermediate, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.41%	10/31/2030	$7,866,009	7,780,366	7,866,009	0.37%	E
Allied Benefit Systems Intermediate, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.50%	5.25%	9.44%	10/31/2030	$1,442,556	1,426,850	1,442,556	0.07%	E
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.50%	5.75%	9.76%	10/24/2029	$15,007,034	14,763,108	14,916,992	0.70%	E
Applause App Quality, Inc.	First Lien Revolver	SOFR(Q)	1.50%	5.75%	10.07%	10/24/2029	$300,140	279,801	291,136	0.01%	E
Acuren Delaware Holdco Inc.	First Lien Term Loan	SOFR(M)	0.75%	2.75%	6.91%	1/31/2030	$171,568	171,568	172,168	0.01%
Bullhorn, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	—	5.00%	9.16%	9/30/2029	$12,136,269	12,124,421	12,105,928	0.57%	E
Bullhorn, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.00%	9.16%	10/1/2029	$10,262,184	10,243,089	10,236,529	0.48%	E
Bullhorn, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.33%	9/30/2029	$—	4	(2,810)	—	D/E
Bullhorn, Inc.	First Lien Revolver	SOFR(M)	1.00%	5.00%	9.16%	10/1/2029	$197,141	195,083	156,481	0.01%	E
Bullhorn, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.16%	9/30/2029	$1,400,965	1,398,409	1,397,463	0.07%	E
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.41%	6/30/2028	$2,120,321	2,100,917	2,104,862	0.10%	E
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	9.41%	6/30/2028	$873,653	865,653	867,283	0.04%	E
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.25%	9.41%	6/30/2028	$963,125	951,918	956,103	0.05%	E
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.25%	9.41%	6/30/2028	$739,712	731,105	734,319	0.03%	E
Cherry Bekaert Advisory, LLC	First Lien Revolver	SOFR(M)	0.75%	5.25%	9.41%	6/30/2028	$161,906	157,813	158,645	0.01%	E
Chronicle Parent LLC (Lexitas)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.32%	4/15/2031	$30,710,069	30,426,657	30,710,069	1.45%	E
Chronicle Parent LLC (Lexitas)	First Lien Revolver	SOFR(Q)	1.00%	5.00%	9.34%	4/15/2031	$—	(29,908)	—	—	D/E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Professional Services (Continued)
Chronicle Parent LLC (Lexitas)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.00%	4/15/2031	$797,222	$752,361	$797,222	0.04%	E
Citrin Cooperman Advisors LLC	First Lien Term Loan	SOFR(Q)	—	3.00%	7.00%	3/6/2032	$3,726,350	3,720,271	3,715,301	0.18%
Citrin Cooperman Advisors LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	3.00%	7.35%	3/6/2032	$—	(392)	(713)	—	D
CoreLogic, Inc. (fka First American Corporation)	First Lien Term Loan	SOFR(M)	0.50%	3.61%	7.78%	6/2/2028	$7,174,692	7,132,225	7,188,145	0.34%
DTI Holdco, Inc. (Epiq)	First Lien Term Loan	SOFR(M)	0.75%	4.00%	8.16%	4/26/2029	$24,233,014	24,144,784	21,658,377	1.01%
Element Materials Technology Group US Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.50%	3.68%	7.68%	6/24/2029	$1,872,243	1,869,556	1,887,165	0.09%
GI Consilio Parent LLC (Skopima Consilio Parent LLC)	First Lien Term Loan	SOFR(M)	0.50%	3.75%	7.91%	5/12/2028	$20,603,656	20,460,187	17,558,230	0.83%
HSI Halo Acquisitions, Inc.	First Lien Term Loan	SOFR(M)	0.75%	5.00%	9.16%	6/28/2031	$6,134,570	6,108,764	6,183,647	0.29%	E
HSI Halo Acquisitions, Inc.	First Lien Revolver	SOFR(Q)	0.75%	5.00%	9.28%	6/28/2031	$—	—	—	—	E
HSI Halo Acquisitions, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.00%	9.16%	6/28/2031	$550,434	550,434	559,252	0.03%	E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.31%	1/16/2030	$4,623,509	4,557,363	4,623,509	0.22%	E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	9.31%	1/16/2030	$—	(14,599)	—	—	D/E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Revolver	SOFR(Q)	1.00%	5.25%	9.57%	1/16/2030	$—	(8,759)	—	—	D/E
ICIMS, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.25%	10.57%	8/18/2028	$1,152,092	1,142,111	1,143,645	0.05%	E
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	9.07%	12/20/2031	$5,578,881	5,516,842	5,495,198	0.26%	E
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.90%	12/20/2031	$1,010,330	995,237	969,673	0.05%	E
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Revolver	SOFR(Q)	0.75%	5.00%	9.26%	12/20/2031	$—	(12,086)	(16,278)	—	D/E
OMNIA Partners, LLC	First Lien Term Loan	SOFR(Q)	1.00%	2.50%	6.81%	7/25/2030	$365,298	364,258	365,897	0.02%
Secretariat Advisors LLC	First Lien Term Loan	SOFR(Q)	—	4.00%	8.00%	2/24/2032	$7,315,188	7,282,432	7,338,085	0.35%
Secretariat Advisors LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	4.00%	8.00%	2/24/2032	$—	—	2,772	—
Vensure Employer Services, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	9/27/2031	$14,854,593	14,748,858	14,722,387	0.70%	E
Vensure Employer Services, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	9/19/2031	$—	983	(9,347)	—	D/E
								182,897,684	178,295,900	8.43%
Pharmaceuticals
Boots Group Finco LP	First Lien Term Loan	SOFR(Q)	—	3.25%	7.60%	7/22/2032	$1,016,000	1,013,460	1,020,018	0.05%

Real Estate Management and Development
Community Merger Sub Debt LLC (CINC Systems)	First Lien 2025 Incremental Term Loan	SOFR(M)	0.75%	5.25%	9.41%	1/18/2030	$10,119,171	9,990,365	10,101,068	0.48%	E
Community Merger Sub Debt LLC (CINC Systems)	First Lien Revolver	SOFR(M)	0.75%	5.25%	9.58%	1/18/2030	$—	(28,630)	(3,574)	—	D/E
Forest City Enterprises, L.P.	First Lien Term Loan	SOFR(M)	—	3.61%	7.78%	12/8/2025	$902,764	901,685	901,320	0.04%
								10,863,420	10,998,814	0.52%
Software
Applied Systems, Inc.	First Lien Term Loan	SOFR(Q)	0.50%	2.25%	6.25%	9/19/2026	$490,664	490,663	491,665	0.02%
Barracuda Parent LLC	First Lien Term Loan	SOFR(Q)	—	4.50%	8.81%	8/15/2029	$672,930	662,137	567,324	0.03%
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	4.50%	8.56%	9/12/2029	$17,648,902	17,380,658	17,825,391	0.84%	E
Bluefin Holding, LLC (Allvue)	First Lien Revolver	SOFR(Q)	1.00%	6.25%	10.57%	9/12/2029	$—	(19,582)	—	—	D/E
Boxer Parent Company, Inc.	First Lien Term Loan	SOFR(Q)	—	3.00%	7.20%	7/30/2031	$3,935,371	3,944,544	3,933,521	0.19%
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(M)	1.50%	7.75%	11.91%	5/30/2029	$12,000,000	11,906,740	11,868,000	0.56%	E/H
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(M)	1.50%	7.75%	11.91%	5/30/2029	$5,876,756	5,823,776	5,841,495	0.28%	E/H

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Software (Continued)
Central Parent, Inc.	First Lien Term Loan	SOFR(Q)	—	3.25%	7.25%	7/6/2029	$982,575	$970,579	$852,428	0.04%
Clever Devices Ltd.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	10.16%	6/12/2030	$2,198,468	2,155,447	2,216,056	0.10%	E
Clever Devices Ltd.	First Lien Revolver	SOFR(M)	1.00%	6.00%	10.16%	6/12/2030	$123,683	105,531	123,683	0.01%	E
Cloudera, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.85%	8.01%	10/8/2028	$3,937,778	3,901,750	3,884,441	0.18%
Clover Holding 2, LLC (COHESITY)	First Lien Term Loan	SOFR(M)	—	3.75%	7.94%	10/31/2031	$6,517,665	6,522,789	6,531,939	0.31%
Connectwise LLC	First Lien Term Loan	SOFR(Q)	—	3.76%	7.76%	9/30/2028	$1,466,370	1,470,420	1,470,952	0.07%
Delta Topco, Inc	First Lien Term Loan	SOFR(Q)	—	2.75%	7.02%	12/24/2029	$4,225,593	4,231,327	4,185,196	0.20%
Deepl Se (Germany)	First Lien Term Loan	SOFR(Q)	2.50%	5.00%	9.00%	6/26/2030	$16,895,175	16,664,904	16,658,643	0.79%	C/E
Deepl Se (Germany)	First Lien Delayed Draw Term Loan	SOFR(Q)	2.50%	5.00%	9.00%	6/26/2030	$—	—	(206,966)	(0.01)%	C/D/E
Deepl Se (Germany)	First Lien Delayed Draw Term Loan	SOFR(Q)	2.50%	5.00%	9.00%	6/26/2030	$—	—	20,832	—	C/E
Douglas Holdings, Inc (Docupace)	First Lien Term Loan	SOFR(Q)	1.00%	6.13%	10.13%	8/27/2030	$8,550,747	8,445,901	8,431,037	0.40%	E
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	6.13%	10.13%	8/27/2030	$223,063	210,299	197,039	0.01%	E
Douglas Holdings, Inc (Docupace)	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	6.13%	10.13%	8/27/2030	$527,272	527,272	512,490	0.02%	E
Douglas Holdings, Inc (Docupace)	First Lien Revolver	SOFR(Q)	1.00%	6.13%	10.13%	8/27/2030	$—	(9,117)	(10,410)	—	D/E
Dragos, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.42%	6/30/2030	$29,886,213	29,602,573	29,587,351	1.39%	E
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	5.25%	9.42%	6/30/2030	$—	(189,094)	(199,241)	(0.01)%	D/E
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	5.25%	9.42%	6/30/2030	$—	—	(73,152)	—	D/E
Emburse Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.25%	8.25%	4/10/2032	$26,049,261	25,987,347	26,153,458	1.24%	E
Emburse Inc.	First Lien Revolver	SOFR(Q)	0.75%	4.25%	8.55%	5/28/2032	$—	(5,528)	—	—	D/E
Emburse Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.25%	8.25%	5/28/2032	$—	(11,056)	18,607	—	D/E
Epicor Software Corporation (fka Eagle Parent Inc.)	First Lien Term Loan	SOFR(M)	0.75%	2.50%	6.66%	5/30/2031	$6,798,507	6,776,593	6,814,857	0.32%
Flexport Capital, LLC	First Lien Term Loan	SOFR(M)	2.00%	5.50%	9.65%	6/30/2029	$25,317,664	25,079,010	25,013,852	1.18%	E
Flexport Capital, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	2.00%	5.50%	9.65%	6/30/2029	$—	(182,493)	(232,327)	(0.01)%	D/E
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	10.20%	5/22/2029	$4,036,148	3,994,037	4,028,076	0.19%	E
Fusion Risk Management, Inc.	First Lien Revolver	SOFR(Q)	1.00%	6.00%	9.99%	5/22/2029	$183,041	175,170	182,126	0.01%	E
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.75%	7/13/2027	$9,839,915	9,766,088	9,761,196	0.46%	E
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.75%	7/13/2027	$1,011,701	1,004,111	1,003,607	0.05%	E
FirstUp, Inc	First Lien Revolver	SOFR(Q)	1.00%	6.75%	11.05%	7/13/2027	$—	(6,817)	(7,268)	—	D/E
Finastra USA Inc.	First Lien Term Loan	SOFR(Q)	—	4.00%	8.04%	7/30/2032	$1,867,000	1,848,397	1,861,334	0.09%
Freedom Bidco Limited (Ireland)	First Lien Delayed Draw Term Loan	SOFR(M)	—	6.25%	10.62%	12/31/2028	$20,829,384	20,569,797	20,573,183	0.97%	C/E
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.125% PIK	10.63%	7/9/2029	$3,781,381	3,738,840	3,731,455	0.18%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.125% PIK	10.63%	7/9/2029	$1,292,608	1,280,282	1,275,542	0.06%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.50% Cash + 4.125% PIK	10.63%	7/9/2029	$1,123,201	1,108,555	1,108,371	0.05%	E
GTY Technology Holdings Inc.	First Lien Revolver	SOFR(Q)	1.00%	2.50% Cash + 4.125% PIK	10.00%	7/9/2029	$253,460	240,313	239,517	0.01%	E
Guardian US Holdco LLC	First Lien Term Loan	SOFR(Q)	0.50%	3.50%	7.50%	1/31/2030	$1,202,803	1,196,845	1,204,932	0.06%
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.07%	3/10/2031	$13,360,116	13,178,465	13,333,396	0.63%	E
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	9.07%	3/10/2031	$—	(29,267)	(5,740)	—	D/E
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Revolver	SOFR(Q)	1.00%	5.00%	9.12%	3/10/2031	$191,337	152,315	185,597	0.01%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Software (Continued)
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	2.88% Cash +3.38% PIK	10.41%	9/30/2030	$14,531,151	$14,350,881	$14,298,653	0.68%	C/E
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Revolver	SOFR(M)	1.00%	2.875% Cash +3.375% PIK	10.58%	9/26/2030	$—	(22,420)	(29,958)	—	C/D/E
Hyphen Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	4.50%	8.66%	8/6/2032	$—	(15,693)	(25,670)	—	D/E
Hyphen Solutions, LLC	First Lien Revolver	SOFR(M)	1.00%	4.50%	8.66%	8/6/2032	$—	(18,831)	(15,402)	—	D/E
Hyphen Solutions, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.50%	8.66%	8/6/2032	$34,655,092	34,485,611	34,516,472	1.63%	E
JOBVITE, Inc. (Employ, Inc.)	First Lien Last Out Term Loan	SOFR(Q)	0.75%	7.50%	11.73%	8/5/2028	$2,321,515	2,293,428	2,288,621	0.11%	E
IQN Holding Corporation (Beeline)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.63% Cash + 3.13% PIK	9.75%	5/2/2029	$38,159,638	37,817,053	37,805,631	1.78%	E
IVXS UK Limited (ComplyAdvantage) (United Kingdom)	First Lien Term Loan (4.5% Exit Fee)	SOFR(Q)	4.00%	2.625% Cash + 3.125% PIK	10.06%	5/19/2029	$9,466,533	9,380,032	9,440,973	0.45%	C/E/H
IVXS UK Limited (ComplyAdvantage) (United Kingdom)	First Lien Delayed Draw Term Loan (4.5% Exit Fee)	SOFR(Q)	4.00%	5.75%	10.06%	5/19/2029	$—	(28,834)	(8,520)	—	C/D/E/H
ION Platform Finance US Inc.	First Lien Term Loan	SOFR(Q)	—	3.75%	8.10%	9/30/2032	$1,292,000	1,279,080	1,279,080	0.06%	E
Kaseya, Inc.	First Lien Term Loan	SOFR(M)	—	3.25%	7.41%	3/20/2032	$891,831	887,702	894,163	0.04%
Logicmonitor, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.81%	11/19/2031	$14,852,100	14,721,838	14,680,573	0.69%	E
Logicmonitor, Inc	First Lien Revolver	SOFR(Q)	0.75%	5.50%	9.78%	11/19/2031	$—	(16,283)	(21,441)	—	D/E
Maverick Bidco, Inc. (Mitratech)	First Lien No. 2 Term Loan	SOFR(Q)	0.75%	4.51%	8.82%	5/18/2028	$12,218,750	12,064,945	12,272,207	0.58%
MH Sub I, LLC (Micro Holding Corp.)	First Lien Term Loan	SOFR(M)	—	4.25%	8.41%	12/11/2031	$2,398,432	2,382,432	2,212,554	0.10%
MH Sub I, LLC (Micro Holding Corp.)	First Lien 2023 Incremental Term Loan	SOFR(Q)	1.00%	4.25%	8.25%	5/3/2028	$2,165,173	2,163,786	2,088,039	0.10%
Mitchell International Inc	First Lien Term Loan	SOFR(M)	0.50%	3.25%	7.41%	6/17/2031	$3,056,897	3,047,993	3,057,554	0.14%
Planview Parent, Inc.	First Lien Term Loan	SOFR(Q)	—	3.50%	7.50%	12/17/2027	$3,130,558	3,120,383	3,089,469	0.15%
Project Boost Purchaser, LLC (JD Power, AutoData Inc)	First Lien Term Loan	SOFR(Q)	—	2.75%	7.07%	7/2/2031	$3,055,901	3,053,792	3,050,920	0.14%
Proofpoint, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.00%	7.16%	8/21/2028	$6,575,076	6,557,706	6,609,069	0.31%
Qlik Technologies Inc. (Project Alpha)	First Lien Term Loan	SOFR(Q)	—	3.25%	7.25%	10/28/2030	$4,852,708	4,860,677	4,871,731	0.23%
RealPage, Inc	First Lien Term Loan	SOFR(Q)	—	3.75%	7.75%	4/22/2028	$4,883,460	4,889,122	4,905,143	0.23%
Sophia, L.P. (Ellucian)	First Lien Term Loan	SOFR(M)	0.50%	2.75%	6.91%	10/7/2029	$5,645,159	5,641,044	5,651,736	0.27%
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	5.40%	9.40%	6/30/2028	$1,018,883	1,008,680	1,007,669	0.05%	E
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.40%	9.40%	6/30/2028	$570,574	566,297	565,873	0.03%	E
TIBCO Software Inc.	First Lien Term Loan	SOFR(Q)	—	3.25%	7.25%	3/21/2031	$6,352,102	6,312,325	6,383,291	0.30%
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50%	9.66%	7/25/2029	$9,241,909	9,065,714	9,109,278	0.43%	E
Trintech, Inc.	First Lien Revolver	SOFR(M)	1.00%	5.50%	9.66%	7/25/2029	$206,737	192,942	196,353	0.01%	E
UKG Inc.	First Lien Term Loan	SOFR(Q)	—	2.50%	6.81%	1/30/2031	$5,380,554	5,376,034	5,381,280	0.25%
VS Buyer, LLC	First Lien Term Loan	SOFR(Q)	—	2.25%	6.56%	4/14/2031	$3,141,247	3,147,372	3,143,210	0.15%
Zendesk Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	11/22/2028	$2,482,971	2,457,624	2,482,971	0.12%	E
Zendesk Inc.	First Lien Revolver	SOFR(Q)	0.75%	5.00%	9.32%	11/22/2028	$—	(2,635)	—	—	D/E
Zendesk Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.00%	11/22/2028	$190,758	187,563	190,758	0.01%	E
								421,867,881	422,325,765	19.96%
Specialty Retail
Mavis Tire Express Services Topco Corp	First Lien Term Loan	SOFR(Q)	0.75%	3.00%	7.20%	5/4/2028	$4,970,636	4,961,846	4,975,805	0.24%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Trading Companies and Distributors
BCPE Empire Holdings, Inc.	First Lien Term Loan	SOFR(M)	—	3.25%	7.41%	12/11/2030	$1,210,527	$1,207,624	$1,209,722	0.06%
Foundation Building Materials, Inc	First Lien Term Loan	SOFR(Q)	—	4.00%	8.31%	1/29/2031	$2,881,685	2,856,152	2,890,200	0.14%
Queen Mergerco Inc.	First Lien Term Loan	SOFR(M)	—	3.00%	7.00%	4/30/2032	$480,533	476,007	485,103	0.02%
Veritiv Corp.	First Lien Term Loan	SOFR(Q)	—	4.00%	8.00%	11/17/2030	$395,490	393,772	392,057	0.02%
								4,933,555	4,977,082	0.24%
Textiles, Apparel and Luxury Goods
WH Borrower, LLC (WHP)	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	8.70%	2/20/2032	$26,715,584	26,593,422	26,778,098	1.27%

Technology Hardware, Storage and Peripherals
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.50%	10.70%	4/25/2031	$12,800,000	12,709,375	12,992,000	0.61%	C/E

Transportation Infrastructure
Bleriot US Bidco Inc.	First Lien Term Loan	SOFR(Q)	—	2.50%	6.50%	10/30/2026	$2,985,857	2,984,273	2,990,649	0.14%

Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	9.75%	6/11/2029	$43,910,496	43,302,747	43,454,661	2.05%	C/E

Total Debt Investments - 165.2% of Net Assets								2,072,586,589	2,068,758,592	97.76%

Equity Securities
IT Services
New Insight Holdings, Inc. (Dynata)	Common Stock						$22,972	402,032	334,047	0.02%	I, J

Media
Streamland Media Holdings LLC	Common Units						$12,363	645,215	—	—	E, I, J

Paper and Forest Products
48forty Intermediate Holdings, Inc.	Common Stock						$685	—	—	—	E, I, J

Total Equity Securities - 0.0% of Net Assets								1,047,247	334,047	0.02%

Total Investments - 165.2% of Net Assets								2,073,633,836	2,069,092,639	97.78%

Cash and Cash Equivalents - 3.8% of Net Assets									47,135,851	2.22%

Total Cash and Investments - 168.9% of Net Assets									2,116,228,490	100.00%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2025

Notes to Schedule of Investments:

(A)
Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933 (the “Securities Act”). Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)
100.0% of the fair value of total senior secured loans in the Fund’s portfolio bear interest at a floating rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), “S”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”. In addition, 80.2% of the fair value of such senior secured loans have floors of 0.00% to 4.00%, with a weighted average of 0.73%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at September 30, 2025 of all contracts within the specified loan facility. SOFR resets monthly (M), quarterly (Q) or semiannually (S).
(C)
Non-U.S. company or principal place of business outside the U.S. and as a result, the investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets.
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
(I)
Restricted security (See Note 2).
(J)
Non-income producing investment.
(K)
Deemed an investment company under Section 3(c) of the 1940 Act and as a result, the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets
(L)
Publicly traded company with a market capitalization greater than $250 million and as a result the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets.

Aggregate acquisitions and aggregate dispositions of investments totaled $1,281,038,634 and $243,720,246, respectively for the nine months ended September 30, 2025. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on investments. The total value of restricted securities and bank debt as of September 30, 2025 was $2,069,092,639 or 97.8% of total cash and investments of the Fund. As of September 30, 2025, approximately 10.2% of the total assets of the Fund were not qualifying assets under Section 55(a) of the 1940 Act.

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
(C)
Non-U.S. company or principal place of business outside the U.S. and as a result, the investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940 (the “1940 Act”). Under the 1940 Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets.
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
(I)
Restricted security (See Note 12).
(J)
Non-income producing investment.
(K)
Deemed an investment company under Section 3(c) of the 1940 Act and as a result, the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets

Aggregate acquisitions and aggregate dispositions of investments totaled $775,269,249 and $142,736,794, respectively for the year ended December 31, 2024. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on investments. The total value of restricted securities and bank debt as of December 31, 2024 was $1,040,393,586 or 96.2% of total cash and investments of the Fund. As of December 31, 2024, approximately 5.7% of the total assets of the Fund were not qualifying assets under Section 55(a) of the 1940 Act.

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

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

Investment Valuation

Pursuant to Rule 2a-5 under the 1940 Act, which establishes requirements for determining fair value in good faith for purposes of the 1940 Act, the Fund's board of trustees (the "Board of Trustees") designated the Investment Adviser as the Fund's valuation designee (the "Valuation Designee") to perform certain fair value functions, including performing fair value determinations. As required by the Rule 2a-5, the Valuation

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

2. Summary of Significant Accounting Policies (Continued)

Designee provides periodic fair valuation reporting and notifications on behalf of the Fund to the Board of Trustees to facilitate the Board of Trustees' oversight duties.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

2. Summary of Significant Accounting Policies (Continued)

At September 30, 2025, the Fund’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Broadly Syndicated Loans(1)	Middle Market Loans(2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs(3)	352,875,501	193,336,742	334,047	546,546,290
3	Valuation sources that employ significant unobservable inputs	3,802,828	1,518,743,521	—	1,522,546,349
Total		$356,678,329	$1,712,080,263	$334,047	$2,069,092,639

______________________

(1)
Includes senior secured loans that are broadly syndicated
(2)
Includes other senior secured loans
(3)
For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2025 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1)
Broadly Syndicated Loans	$3,802,828	Market Quotations	Indicative bid/ask quotes	1 (1)
Middle Market Loans	1,282,998,510	Income Approach	Discount rate	7.9% - 13.8% (9.4%)
	2,487,741	Market Comparable Companies	EBITDA Multiple	10.0x (10.0x)
	2,864,719	Market Comparable Companies	Revenue Multiple	0.9x (0.9x)
	114,921,654	Market Quotations	Indicative bid/ask quotes	1 (1)
	115,470,897	Transaction Approach	N/A	N/A
Equity Securities	—	Market Comparable Companies	EBITDA Multiple	10.0x (10.0x)
	—	Market Comparable Companies	Revenue Multiple	0.9x (0.9x)
$1,522,546,349

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 for the three months ended September 30, 2025 were as follows:

	Independent Third-Party Valuation
	Broadly Syndicated Loans	Middle Market Loans	Equity Securities	Total
Beginning balance	$17,533,734	$1,231,671,822	$595,248	$1,249,800,804
Net realized and unrealized gains (losses)	(28,612)	(301,880)	(595,248)	(925,740)
Acquisitions(1)	2,219,460	393,138,427	—	395,357,887
Dispositions	(7,809,927)	(59,281,549)	—	(67,091,476)
Transfers into Level 3(2)	29,492	—	—	29,492
Transfers out Level 3(3)	(8,141,319)	(46,483,299)	—	(54,624,618)
Ending balance	$3,802,828	$1,518,743,521	$—	$1,522,546,349

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$5,704	$(244,263)	$(595,248)	$(833,807)

______________________

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of one investment that was transferred from Level 2 to Level 3 due to decreased observable market activity.
(3)
Comprised of twelve investments that were transferred from Level 3 to Level 2 due to increased observable market activity.

Changes in investments categorized as Level 3 for the nine months ended September 30, 2025 were as follows:

	Independent Third-Party Valuation
	Broadly Syndicated Loans	Middle Market Loans	Equity Securities	Total
Beginning balance	$6,263,383	$742,747,140	$407,753	$749,418,276
Net realized and unrealized gains (losses)	(5,172)	(2,980,539)	(645,215)	(3,630,926)
Acquisitions(1)	5,186,753	890,770,697	645,215	896,602,665
Dispositions	(1,910,580)	(115,371,105)	—	(117,281,685)
Transfers into Level 3(2)	531,826	3,678,314	—	4,210,140
Transfers out Level 3(3)	(6,263,382)	(100,986)	(407,753)	(6,772,121)
Ending balance	$3,802,828	$1,518,743,521	$—	$1,522,546,349

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(4,135)	$(1,984,174)	$(645,215)	$(2,633,524)

______________________

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of six investments that were transferred from Level 2 to Level 3 due to decreased observable market activity.
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

September 30, 2025

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
$749,418,276

______________________

(1) Representing the weighted average of each significant unobservable input range at the investment level by fair value.

Changes in investments categorized as Level 3 for the three months ended September 30, 2024 were as follows:

	Independent Third-Party Valuation
	Broadly Syndicated Loans	Middle Market Loans	Equity Securities	Total
Beginning balance	$957,150	$400,204,099	$—	$401,161,249
Net realized and unrealized gains (losses)	(5,639)	185,793	5,721	185,875
Acquisitions(1)	290,491	172,128,129	402,032	172,820,652
Dispositions	(4,777)	(29,580,805)	—	(29,585,582)
Transfers into Level 3(2)	961,348	1,637,851	—	2,599,199
Transfers out Level 3(3)	(957,150)	—	—	(957,150)
Ending balance	$1,241,423	$544,575,067	$407,753	$546,224,243

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(5,639)	$462,518	$5,721	$462,600

______________________

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of two investments that were transferred from Level 2 to Level 3 due to decreased observable market activity.
(3)
Comprised of two investments that were transferred from Level 3 to Level 2 due to increased observable market activity.

Changes in investments categorized as Level 3 for the nine months ended September 30, 2024 were as follows:

	Independent Third-Party Valuation
	Broadly Syndicated Loans	Middle Market Loans	Equity Securities	Total
Beginning balance	$960,209	$248,713,244	$—	$249,673,453
Net realized and unrealized gains (losses)	(2,308)	1,252,231	5,721	1,255,644
Acquisitions(1)	290,736	322,745,611	402,032	323,438,379
Dispositions	(7,214)	(37,411,232)	—	(37,418,446)
Transfers into Level 3(2)	—	9,275,213	—	9,275,213
Ending balance	$1,241,423	$544,575,067	$407,753	$546,224,243

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$2,034	$1,747,385	$5,721	$1,755,140

______________________

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of three investments that were transferred from Level 2 to Level 3 due to decreased observable market activity.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At September 30, 2025, included in cash and cash equivalents was $26.0 million (2.1% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 3.97%. At December 31, 2024, included in cash and cash equivalents was $19.7 million (3.0% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.35%.

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

Foreign Currency Investments

The Fund may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 1.0% and 0.0% of total investments at September 30, 2025 and December 31, 2024, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at September 30, 2025 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

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

September 30, 2025

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

September 30, 2025

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

September 30, 2025

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

For the three and nine months ended September 30, 2025, the Investment Adviser earned $3.3 million and $8.0 million in management fees, respectively. For the three and nine months ended September 30, 2024, the Investment Adviser earned $1.3 million and $3.1 million in management fees, respectively.

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

September 30, 2025

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

For the three and nine months ended September 30, 2025, the Investment Adviser earned $3.9 million and $8.7 million in incentive fees, respectively. For the three and nine months ended September 30, 2024, the Investment Adviser earned $1.8 million and $4.1 million in incentive fees, respectively. For the three months ended September 30, 2025, the Fund did not accrue any incentive fees on capital gains on a liquidation basis (but not payable) under GAAP. For the nine months ended September 30, 2025, the Fund reversed the $0.5 million accrual reserve for incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP on a cumulative basis. For the three and nine months ended September 30, 2024, incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP were $0.2 million and $0.2 million on a cumulative basis, respectively.

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

September 30, 2025

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

The Fund will cease paying the shareholder servicing and/or distribution fee on the Class S and Class D shares on the earlier to occur of the following: (i) a listing of Institutional shares, (ii) our merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of our assets or (iii) the date following the completion of the primary portion of this offering on which, in the aggregate, underwriting compensation from all sources in connection with this offering, including the shareholder servicing and/or distribution fee and other underwriting compensation, is equal to 10% of the gross proceeds from our primary offering. In addition, consistent with exemptive relief allowing us to offer multiple classes of shares, at the end of the month in which the Distributor in conjunction with the transfer agent determines that total transaction or other fees, including upfront placement fees or brokerage commissions, and shareholder servicing and/or distribution fees paid with respect to any single share held in a shareholder’s account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such share (or a lower limit as determined by the Distributor or the applicable selling agent), we will cease paying the shareholder servicing and/or distribution fee on all Class S and Class D shares in such shareholder’s account. We may modify this requirement if permitted by applicable exemptive relief. At the end of the month in which such 10% (or lower) limit is met, the applicable Class S shares and Class D shares in such shareholder’s account will convert into a number of Institutional shares (including any fractional shares), with an equivalent aggregate NAV as such Class S and Class D shares.

For the three months ended September 30, 2025, the Fund accrued distribution and shareholder servicing fees of $203,738 and $2,520, respectively, which were attributable to Class S and Class D shares. For the nine months ended September 30, 2025, the Fund accrued distribution and shareholder servicing fees of $489,878 and $7,356, respectively, which were attributable to Class S and Class D shares. For the three months ended September 30, 2024, the Fund accrued distribution and shareholder servicing fees of $45,805 and $2, which were attributable to Class S and Class D shares, respectively. For the nine months ended September 30, 2024, the Fund accrued distribution and shareholder servicing fees of $51,101 and $2, which were attributable to Class S and Class D shares, respectively.

Expense Support and Conditional Reimbursement Agreement

On August 26, 2025, the Fund entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support and Conditional Reimbursement Agreement”) with the Investment Adviser. Pursuant to the Expense Support and Conditional Reimbursement Agreement, the Investment Adviser may elect to pay certain expenses on the Fund’s behalf (an “Expense Payment”), provided that no portion of an Expense Payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Fund. Any Expense Payment that the Investment Adviser has committed to pay shall be paid by the Investment Adviser to the Fund in any combination of cash or other immediately available funds no later than seventy-five days after such commitment was made in writing, and/or offset against amounts due from the Fund to the Investment Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Fund’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Fund shall pay such Excess Operating Funds, or a portion thereof, as applicable, to the Investment Adviser until such time as all Expense Payments made by the Investment Adviser to the Fund within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Fund shall be referred to herein as a “Reimbursement Payment.”

“Available Operating Funds” means the sum of (i) the Fund’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Fund’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses), and (iii) dividends and other distributions paid to the Fund on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

3. Management Fees, Incentive Fees and Other Expenses (Continued)

No Reimbursement Payment for any month shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Fund at the time of such Reimbursement Payment is lower than the Effective Rate of Distributions Per Share at the time the related Expense Payment was made, provided that to the extent that the Effective Rate of Distributions Per Share declared by the Fund at the time of such Reimbursement Payment has declined relative to the Effective Rate of Distributions Per Share declared by the Fund at the time of the related Expense Payment in an amount (measured in basis points) equal to or less than a corresponding decline in the 3-month Secured Overnight Financing Rate (measured in basis points) over the same period, this condition (1) shall not restrict the payment of such Reimbursement Payment; or (2) the Fund’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the related Expense Payment was made. “Effective Rate of Distributions Per Share” means the annualized rate of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to shareholder servicing and/or distribution fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Investment Adviser, shareholder servicing and/or distribution fees, and interest expense, by the Fund’s net assets. “Operating Expenses” means all of the Fund’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies.

The Fund’s obligation to make a Reimbursement Payment shall automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Fund's commencement of operations:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
September 30, 2025	$3,538,484	$—	$3,538,484
Total	$3,538,484	$—	$3,538,484

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

4. Debt

Debt is comprised of a $650.0 million capacity revolving credit and term loan facility (the “Credit Facility”), a $315.0 million revolving credit facility (the “Revolving Credit Facility”), a $200.0 million revolving credit facility (the “SG Revolving Credit Facility”), $70.0 million in 7.14% Series 2024A Senior Notes, Tranche A (the “Tranche A Notes”) and $55.0 million in 7.33% Series 2024A Senior Notes, Tranche B (the “Tranche B Notes” and, together with the Tranche A Notes, the “Notes”).

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

4. Debt (Continued)

Total debt outstanding and available at September 30, 2025 was as follows:

	Maturity	Rate	Carrying Value	Available	Total Capacity
Credit Facility	2033	SOFR+1.82%	$365,000,000	$285,000,000	$650,000,000
Revolving Credit Facility	2030	SOFR+1.98%	128,562,496	186,437,504	315,000,000
SG Revolving Credit Facility	2027	SOFR+1.15%	200,000,000	—	200,000,000
Tranche A Notes	2027	7.14%	70,000,000	—	70,000,000
Tranche B Notes	2030	7.33%	55,000,000	—	55,000,000
Total leverage			$818,562,496	471,437,504	1,290,000,000
Unamortized issuance costs			(934,111)
Debt, net of unamortized issuance costs			$817,628,385

Total debt outstanding and available at December 31, 2024 was as follows:

	Maturity	Rate	Carrying Value	Available	Total Capacity
Credit Facility	2032	SOFR+1.97%	$320,000,000	$130,000,000	$450,000,000
Revolving Credit Facility	2029	SOFR+2.00%	—	150,000,000	150,000,000
Tranche A Notes	2027	7.14%	70,000,000	—	70,000,000
Total leverage			390,000,000	$280,000,000	$670,000,000
Unamortized issuance costs			(866,702)
Debt, net of unamortized issuance costs			$389,133,298

At September 30, 2025, there was $818.6 million of debt outstanding under the Credit Facility, the Tranche A Notes, and the Tranche B Notes, with a weighted-average interest rate, excluding fees of 6.08%. Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of September 30, 2025, the estimated fair value of the outstanding debt approximated their carrying value.

Total expenses related to debt included the following:

	For the Nine Months Ended September 30,
	2025	2024
Interest expense	$28,047,671	$9,779,453
Amortization of deferred debt issuance costs	897,250	279,597
Commitment fees	1,148,148	598,475
Total	$30,093,069	$10,657,525

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

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

On August 7, 2025, the Fund entered into the First Amendment to the Revolving Credit Facility (the “First Amendment”), which, among other things, (i) extends the revolver availability period from April 2028 to August 2029, (ii) extends the scheduled maturity date from April 2029 to August 2030, (iii) increases the accordion provision to permit increases to a total facility amount of up to $600 million, (iv) increases the total facility amount from $150 million to $315 million, and (v) resets the minimum shareholders’ equity test.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

4. Debt (Continued)

SG Revolving Credit Facility

On May 28, 2025, BlackRock Private Credit Fund Leverage II, LLC (the “SG Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Fund, established the SG Revolving Credit Facility, a $200.0 million revolving credit facility with Societe Generale as Administrative agent. The SG Revolving Credit Facility matures on May 29, 2027 and generally bears interest at term SOFR plus, for a period of 1 year from the date of entry into the SG Revolving Credit Facility, 1.15% and, thereafter 1.25%. The proceeds of the SG Revolving Credit Facility are to be used to acquire a portfolio of broadly syndicated leveraged loans (the “SG Portfolio Assets”). Pursuant to a collateral management agreement between the SG Borrower and the Fund, the Fund is responsible for the selection, management and reporting of the SG Portfolio Assets. The SG Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the SG Borrower of additional indebtedness and on the SG Borrower’s ability to make distributions, as well as customary events of default. As of September 30, 2025, the SG Borrower was in full compliance with such covenants.

2024A Notes

On November 18, 2024, the Fund entered into a Master Note Purchase Agreement (the “Master Note Purchase Agreement”), governing the issuance (a) on November 18, 2024, of $70,000,000 aggregate principal amount of its 7.14% Series 2024A Senior Notes, Tranche A, due November 18, 2027 (the “Tranche A Notes”), and (b) on January 22, 2025 (subject to customary closing conditions), of $55,000,000 aggregate principal amount of its 7.33% Series 2024A Senior Notes, Tranche B, due January 22, 2030 (the “Tranche B Notes” and, together with the Tranche A Notes, the “Notes”), to qualified institutional investors in a private placement. The Tranche A Notes bear interest at a rate equal to 7.14% per annum that is payable semi-annually on May 18 and November 18 of each year, beginning on May 18, 2025. The Tranche B Notes bear interest at a rate equal to 7.33% per annum that is payable semi-annually on January 22 and July 22 of each year, beginning on July 22, 2025. The Notes will be guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). The Tranche A Notes were issued at a closing on November 18, 2024, and the Tranche B Notes were issued at a closing on January 22, 2025, subject to customary closing conditions. As of September 30, 2025, there was $70.0 million and $55.0 million of outstanding Tranche A Notes and Tranche B Notes, respectively.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

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

The Consolidated Schedule of Investments include certain revolving loan facilities and other commitments with unfunded balances at September 30, 2025 and December 31, 2024 as follows:

		Unfunded Balances
Issuer	Maturity Date	September 30, 2025 (Unaudited)	December 31, 2024
Accordion Partners LLC	11/15/2031	$2,670,652	$3,179,348
Accordion Partners LLC	11/15/2031	2,119,565	2,119,565
Accuserve Solutions, Inc.	3/15/2030	420,904	485,658
Alcami Corporation	12/21/2028	133,176	123,188
Alera Group, Inc.	11/17/2025	N/A	480,558
AmeriLife Holdings, LLC	8/31/2029	3,119,196	N/A
AmeriLife Holdings, LLC	8/31/2028	1,614,244	377,494
Applause App Quality, Inc.	10/24/2029	1,200,563	1,500,703
Avalara, Inc.	10/19/2028	N/A	377,651
Blackbird Purchaser, Inc.	12/19/2030	193,161	304,079
Blackbird Purchaser, Inc.	12/19/2030	94,532	236,331
Bluefin Holding, LLC (Allvue)	9/12/2029	1,190,668	1,190,668
Bullhorn, Inc.	10/1/2029	1,281,416	1,478,557
Bullhorn, Inc.	9/30/2029	1,124,030	2,524,995
Bynder Bidco B.V. (Netherlands)	1/26/2029	171,174	171,174
Bynder Bidco, Inc. (Netherlands)	1/26/2029	47,160	47,160
Beekeeper Buyer Inc. (Archway)	6/30/2031	1,452,291	N/A
Brown & Settle, Inc.	5/16/2030	612,946	N/A
Chronicle Parent LLC (Lexitas)	4/15/2031	8,925,000	N/A
Chronicle Parent LLC (Lexitas)	4/15/2031	3,240,741	N/A
Civicplus LLC	8/24/2030	6,210,287	N/A
Civicplus LLC	8/24/2030	698,657	N/A
Cherry Bekaert Advisory, LLC	6/30/2028	285,348	447,254
Cherry Bekaert Advisory, LLC	6/30/2028	N/A	109,986
Citrin Cooperman Advisors LLC	3/6/2032	240,410	N/A
Clever Devices Ltd.	6/12/2030	803,941	556,574
Clydesdale Acquisition Holdings, Inc	4/13/2029	47,792	N/A
Cohnreznick Advisory LLC	3/31/2032	4,612,556	N/A
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	1,997,725	1,997,725
Compsych Holdings Corp	7/22/2031	3,737,596	3,737,596
CrewLine Buyer, Inc. (New Relic)	11/8/2030	995,744	995,744
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	N/A	232,723

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

5. Commitments and Contingencies (Continued)

		Unfunded Balances (Continued)
Issuer	Maturity Date	September 30, 2025 (Unaudited)	December 31, 2024
DNAnexus, Inc	12/18/2029	$16,793,184	$16,793,184
Douglas Holdings, Inc (Docupace)	8/27/2030	1,635,795	1,858,858
Douglas Holdings, Inc (Docupace)	8/27/2030	528,559	890,768
Douglas Holdings, Inc (Docupace)	8/27/2030	743,543	743,543
Douglas Holdings, Inc (Docupace)	8/27/2030	N/A	2,044,744
Deepl Se (Germany)	6/26/2030	14,783,278	N/A
Deepl Se (Germany)	6/26/2030	4,166,336	N/A
Dragos, Inc.	6/30/2030	19,924,142	N/A
Dragos, Inc.	6/30/2030	7,315,247	N/A
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	3,641,447	N/A
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	1,213,816	N/A
Emburse Inc.	5/28/2032	4,651,654	N/A
Emburse Inc.	5/28/2032	4,651,654	N/A
Express Wash Acquisition Company, LLC (Whistle)	4/10/2031	1,274,611	N/A
e-Discovery AcquireCo, LLC (Reveal)	8/23/2029	672,678	1,441,453
EdgeCo Buyer, Inc.	6/1/2028	556,396	585,680
EdgeCo Buyer, Inc.	6/1/2028	5,142,274	5,856,804
FirstUp, Inc	7/13/2027	908,548	N/A
Flexport Capital, LLC	6/30/2029	19,360,567	N/A
Focus Financial Partners, LLC	9/10/2031	N/A	238,727
Fusion Holding Corp. (Finalsite)	9/15/2027	371,133	371,133
Fusion Risk Management, Inc.	5/22/2029	274,560	457,601
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	2,870,057	N/A
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	2,678,720	N/A
GC Champion Acquisition LLC (Numerix)	8/19/2028	3,682,906	3,682,906
GC Waves Holdings, Inc. (Mercer)	8/10/2029	831,419	831,419
Grant Thornton Advisors LLC	6/2/2031	N/A	34,936
GTY Technology Holdings Inc.	7/9/2029	802,620	264,374
GTY Technology Holdings Inc.	7/9/2029	N/A	770,655
Griffon Bidco Inc.	7/31/2031	4,597,405	N/A
Griffon Bidco Inc.	7/31/2031	4,597,405	N/A
Higginbotham Insurance Agency, Inc.	11/25/2028	549,670	917,024
Honey Intermediate, Inc. (iLobby) (Canada)	9/26/2030	1,872,401	1,872,401
HSI Halo Acquisitions, Inc.	6/28/2031	551,868	912,423
HSI Halo Acquisitions, Inc.	6/28/2031	735,825	735,825

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

5. Commitments and Contingencies (Continued)

		Unfunded Balances (Continued)
Issuer	Maturity Date	September 30, 2025 (Unaudited)	December 31, 2024
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	$1,020,417	$1,020,417
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	612,250	612,250
Hyphen Solutions, LLC	8/6/2032	6,417,610	N/A
Hyphen Solutions, LLC	8/6/2032	3,850,566	N/A
Integrity Marketing Acquisition, LLC	8/26/2033	3,012,272	7,686,777
Integrity Marketing Acquisition, LLC	8/25/2028	4,184,623	4,319,357
Intercept Bidco, Inc.	6/3/2030	2,591,349	2,591,349
Intercept Bidco, Inc.	6/3/2030	1,727,566	1,727,566
IVXS UK Limited (ComplyAdvantage) (United Kingdom)	5/19/2029	3,155,511	N/A
IvyRehab Intermediate II, LLC	4/23/2029	29,039,994	N/A
IvyRehab Intermediate II, LLC	4/23/2029	N/A	8,703,024
JF Acquisition, LLC (JF Petroleum)	6/18/2030	6,723,169	N/A
JF Acquisition, LLC (JF Petroleum)	6/18/2030	4,158,661	N/A
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	1,700,161	2,713,024
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	1,085,209	1,085,209
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	1,594,443	N/A
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	N/A	2,299,429
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	689,596	123,067
Logicmonitor, Inc	11/19/2031	1,856,512	1,856,512
Lucky US BuyerCo, LLC (Global Payments)	3/30/2029	70,442	163,820
Madison Logic Holdings, Inc.	12/30/2027	85,805	85,805
MRO Parent Corporation	6/9/2032	3,022,672	N/A
MRO Parent Corporation	6/9/2032	3,022,672	N/A
MH Sub I, LLC (Micro Holding Corp.)	12/11/2031	N/A	262,398
Modigent, LLC (Pueblo)	8/23/2027	680,994	161,736
Modigent, LLC (Pueblo)	8/23/2028	N/A	5,353,117
Mpulse Mobile Inc.	8/26/2032	3,821,067	N/A
Mpulse Mobile Inc.	8/26/2032	5,731,601	N/A
Kaman Corporation	2/26/2032	301,091	N/A
Kid Distro Holdings, LLC	10/1/2029	1,546,384	585,700
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	N/A	180,686
Payroc, LLC	11/1/2027	166,509	166,509
PlayPower, Inc	8/28/2030	2,070,380	2,070,380
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2028	N/A	1,545,484
PMA Parent Holdings, LLC	1/31/2031	5,032,725	1,270,184

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

5. Commitments and Contingencies (Continued)

		Unfunded Balances (Continued)
Issuer	Maturity Date	September 30, 2025 (Unaudited)	December 31, 2024
Raven Acquisition Holdings LLC (R1 RCM)	11/19/2031	$136,326	$105,659
Rialto Management Group, LLC	12/5/2030	395,598	395,598
RBS Buyer Inc.	7/31/2031	3,406,439	N/A
RBS Buyer Inc.	7/31/2031	5,677,398	N/A
Secretariat Advisors LLC	2/24/2032	885,777	N/A
Signia Aerospace LLC	11/21/2031	N/A	115,688
Serrano Parent, LLC (Sumo Logic)	5/12/2030	409,922	409,922
Skydio, Inc	12/4/2029	3,750,000	3,750,000
Skydio, Inc	12/4/2029	3,750,000	3,750,000
Spark Buyer, LLC (Sparkstone)	10/15/2031	4,701,603	4,701,603
Spark Buyer, LLC (Sparkstone)	10/15/2031	1,551,529	2,350,802
Spartan Bidco Pty Ltd (StarRez) (Australia)	1/24/2028	548,308	548,308
Streamland Media Midco LLC	3/31/2029	57,174	N/A
Stonebridge Companies, LLC	5/16/2031	1,792,747	N/A
Stonebridge Companies, LLC	5/16/2030	1,195,165	N/A
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	4/25/2031	3,200,000	3,200,000
Syndigo, LLC	9/2/2032	5,659,896	N/A
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2028	342,194	1,368,776
Titan Home Improvement, LLC (Renuity)	5/31/2030	1,810,099	1,810,099
Titan Home Improvement, LLC (Renuity)	5/31/2030	1,508,416	1,508,416
Trintech, Inc.	7/25/2029	516,842	516,842
Vensure Employer Services, Inc.	9/19/2031	1,050,231	2,754,691
Vortex Companies, LLC	9/4/2029	4,658,247	N/A
Vortex Companies, LLC	9/4/2029	N/A	7,634,803
Vortex Companies, LLC	9/4/2029	1,170,643	1,713,916
Wealth Enhancement Group, LLC	10/2/2028	5,536,340	6,568,140
Wealth Enhancement Group, LLC	10/4/2028	N/A	1,031,615
Wealth Enhancement Group, LLC	10/4/2028	1,318,338	1,318,338
Wealth Enhancement Group, LLC	10/2/2028	7,609,295	N/A
Wharf Street Rating Acquisition, LLC (KBRA)	9/16/2032	4,545,455	N/A
Wharf Street Rating Acquisition, LLC (KBRA)	9/16/2032	4,545,455	N/A
Zendesk Inc.	11/22/2028	251,563	251,563
Zendesk Inc.	11/22/2028	419,221	610,938
Total Unfunded Balances		$352,993,665	$156,978,706

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

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

From time to time, the Investment Adviser advances payments to third parties on behalf of the Fund and receives reimbursement from the Fund under the Expense Support and Conditional Reimbursement Agreement. At September 30, 2025 and December 31, 2024, amounts reimbursable to the Investment Adviser under the Expense Support and Conditional Reimbursement Agreement totaled $0.1 million and $1.1 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities. The Investment Adviser may also elect to pay certain expenses on the Fund’s behalf, provided that no portion of an Expense Payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Fund. At September 30, 2025 and December 31, 2024, the Fund received $3.5 million and $0.0 million, respectively, in expense support from the Investment Adviser.

The Fund has entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator will perform (or oversee, or arrange for, the performance by third parties of) the administrative services necessary for the operation of the Fund, including but not limited to, determining and publishing the Fund's net asset value (“NAV”), overseeing the preparation and filing of the Fund's tax returns, and the printing and dissemination of reports to shareholders of the Fund, and generally overseeing the payment of the Fund's expenses and the performance of administrative and professional services rendered to the Fund by others. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities thereunder, including payments to the Administrator in an amount equal to the Fund’s allocable portion of overhead and other expenses incurred by the Administrator or its affiliate in performing its obligations and services under the Administration Agreement, such as rent, license fees and other costs associated with computer software utilized in providing such obligations and services and the Fund’s allocable portion of the cost of personnel attributable to performing such obligations and services, including, but not limited to, marketing, legal and other services performed by the Administrator for the Fund. The Administrator will also, on behalf of the Fund, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other shareholders servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, shareholders and such other persons in any such other capacity deemed to be necessary or desirable. For the nine months ended September 30, 2025 and 2024, the Fund incurred $1.0 million and $0.7 million, respectively, for such administrative service expenses.

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

September 30, 2025

7. Stockholders’ Equity and Dividends (Continued)

The Fund has the authority to issue an unlimited number of Common Shares of any class and an unlimited number of shares of preferred shares, at a par value $0.001 per share. As of September 30, 2025, the Fund had 47,691,489 Institutional shares, 4,235,660 Class S shares, and 114,500 Class D shares issued and outstanding.

The following table summarizes transactions in Common Shares for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30, (1)
	2025		2024
	Shares	Amount	Shares	Amount
Institutional Class
Subscriptions	22,110,537	$538,067,412	9,828,247	$244,223,463
Share transfers between classes	154,803	3,750,808	—	—
Distributions reinvested	1,549,923	37,803,872	853,451	21,225,456
Share Repurchases	(457,907)	(11,150,896)	(34,563)	(861,847)
Net Increase (Decrease)	23,357,356	$568,471,196	10,647,135	$264,587,072

Class S
Subscriptions	2,404,857	58,711,061	1,110,203	27,575,000
Distributions reinvested	25,712	625,158	—	—
Share Repurchases	(3,084)	(76,445)	—	—
Net Increase (Decrease)	2,427,485	$59,259,774	1,110,203	$27,575,000

Class D
Subscriptions	139,419	3,392,450	222	5,500
Share transfers between classes	(154,803)	(3,750,808)	—	—
Distributions reinvested	2,503	60,696	—	—
Net Increase (Decrease)	(12,881)	$(297,662)	222	$5,500

______________________

(1)
Class S commenced operations on June 1, 2024 and Class D commenced operations on August 1, 2024.

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents our monthly NAV per share for each of the three classes of shares since our inception through September 30, 2025.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

7. Stockholders’ Equity and Dividends (Continued)

	NAV per Share
For the Month Ended	Institutional Class	Class S	Class D
June 30, 2022	$23.49	N/A	N/A
July 31, 2022	24.40	N/A	N/A
August 31, 2022	24.86	N/A	N/A
September 30, 2022	23.74	N/A	N/A
October 31, 2022	23.89	N/A	N/A
November 30, 2022	23.93	N/A	N/A
December 31, 2022	23.69	N/A	N/A
January 31, 2023	24.28	N/A	N/A
February 28, 2023	24.25	N/A	N/A
March 31, 2023	24.23	N/A	N/A
April 30, 2023	24.38	N/A	N/A
May 31, 2023	24.05	N/A	N/A
June 30, 2023	24.49	N/A	N/A
July 31, 2023	24.73	N/A	N/A
August 31, 2023	24.85	N/A	N/A
September 30, 2023	24.99	N/A	N/A
October 31, 2023	24.70	N/A	N/A
November 30, 2023	24.87	N/A	N/A
December 31, 2023	24.85	N/A	N/A
January 31, 2024	24.92	N/A	N/A
February 29, 2024	24.93	N/A	N/A
March 31, 2024	24.98	N/A	N/A
April 30, 2024	24.93	N/A	N/A
May 31, 2024	24.95	N/A	N/A
June 30, 2024	24.84	24.84	N/A
July 31, 2024	24.75	24.75	N/A
August 31, 2024	24.79	24.79	24.79
September 30, 2024	24.77	24.77	24.77
October 31, 2024	24.83	24.83	24.83
November 30, 2024	24.84	24.84	24.84
December 31, 2024	24.79	24.79	24.79
January 31, 2025	24.77	24.77	24.77
February 28, 2025	24.64	24.64	24.64
March 31, 2025	24.42	24.42	24.42
April 30, 2025	24.11	24.11	24.11
May 31, 2025	24.27	24.27	24.27
June 30, 2025	24.24	24.24	24.24
July 31, 2025	24.22	24.22	24.22
August 31, 2025	24.20	24.20	24.20
September 30, 2025	24.07	24.07	24.07

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering net investment income available for distribution to shareholders, at the discretion of our Board of Trustees.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

7. Stockholders’ Equity and Dividends (Continued)

Institutional Class

The following tables summarize the Fund's dividends declared for the Institutional Class shares for the nine months ended September 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 26, 2024	January 30, 2024	February 27, 2024	Regular	$0.2300	$2,348,876
February 23, 2024	February 28, 2024	March 27, 2024	Regular	0.2300	2,471,608
March 26, 2024	March 28, 2024	April 26, 2024	Regular	0.2300	2,572,189
April 24, 2024	April 29, 2024	May 29, 2024	Regular	0.2300	2,817,179
May 24, 2024	May 30, 2024	June 26, 2024	Regular	0.2300	2,983,344
June 26, 2024	June 27, 2024	July 29, 2024	Regular	0.2300	3,183,325
July 26, 2024	July 30, 2024	August 28, 2024	Regular	0.2300	3,812,774
August 23, 2024	August 29, 2024	September 26, 2024	Regular	0.2300	4,370,691
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.2300	4,658,792
				$2.0700	$29,218,778
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$5,923,347
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	6,249,265
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	6,588,559
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.2300	7,190,565
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.2300	7,422,523
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.2300	7,802,691
July 25, 2025	July 30, 2025	August 27, 2025	Regular	0.2300	9,024,581
August 22, 2025	August 28, 2025	September 26, 2025	Regular	0.1980	8,822,622
September 26, 2025	September 29, 2025	October 29, 2025	Regular	0.1976	9,423,839
				$2.0056	$68,447,992

Class S Shares

The following table summarizes the Fund's dividends declared for the Class S shares for the nine months ended September 30, 2025 and 2024.

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
June 26, 2024	June 27, 2024	July 29, 2024	Regular	$0.2300	$0.2100	$68,922	$63,626
July 26, 2024	July 30, 2024	August 28, 2024	Regular	0.2300	0.2100	142,491	131,591
August 23, 2024	August 29, 2024	September 26, 2024	Regular	0.2300	0.2100	201,157	185,825
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.2300	0.2100	255,347	235,807
.				$0.9200	$0.8400	$667,917	$616,848
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$0.2124	$472,537	$436,377
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	0.2125	527,138	487,029
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	0.2125	599,042	553,463
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.2300	0.2127	683,484	632,083
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.2300	0.2129	731,457	677,139
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.2300	0.2128	783,555	724,982
July 25, 2025	July 30, 2025	August 27, 2025	Regular	0.2300	0.2128	847,411	784,161
August 22, 2025	August 28, 2025	September 26, 2025	Regular	0.1980	0.1808	783,407	715,516
September 26, 2025	September 29, 2025	October 29, 2025	Regular	0.1976	0.1805	836,967	764,370
				$2.0056	$1.8500	$6,264,998	$5,775,120

_____________________________________________

(1)
Class S commenced operations on June 1, 2024.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

7. Stockholders’ Equity and Dividends (Continued)

Class D Shares

The following table summarizes the Fund's dividends declared for the Class D shares for the nine months ended September 30, 2025 and 2024.

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
August 23, 2024	August 29, 2024	September 26, 2024	Regular	$0.2300	$0.2248	$28	$27
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.2300	0.2248	51	50
.				$0.4600	$0.4396	$79	$77
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$0.2248	$30,170	$29,488
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	0.2248	32,328	31,597
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	0.2249	34,059	33,304
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.2300	0.2249	37,499	36,670
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.2300	0.2250	37,558	36,737
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.2300	0.2249	46,315	45,297
July 25, 2025	July 30, 2025	August 27, 2025	Regular	0.2300	0.2250	24,559	23,409
August 22, 2025	August 28, 2025	September 26, 2025	Regular	0.1980	0.1930	24,447	23,762
September 26, 2025	September 29, 2025	October 29, 2025	Regular	0.1976	0.1926	22,624	21,940
				$2.0056	$1.9598	$289,560	$282,204

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

Through October 31, 2024, all of the Fund’s distributions resulted from net investment income. From November 1, 2024 through July 31, 2025, certain of the Fund's distributions were from sources other than net investment income. Through September 30, 2025, a portion of the Fund's distributions resulted and future distributions may result from expense support from the Investment Adviser, which is subject to repayment by the Fund within three years from the date of payment. Shareholders should understand that any such distribution may not be based solely on the Fund’s investment performance, and can only be sustained if the Fund achieves positive investment performance in future periods and/or the Investment Adviser continues to provide expense support. Shareholders should also understand that the Fund’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Fund will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, may include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of cash distributions on a GAAP basis that the Fund has declared on its common shares:

	For the Nine Months Ended September 30, 2025
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.63	$56,659,134	$1.47	$4,682,483	$1.58	$224,988
Net realized gains	0.38	11,788,858	0.38	1,092,637	0.38	57,216
Total	$2.01	$68,447,992	$1.85	$5,775,120	$1.96	$282,204

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

7. Stockholders’ Equity and Dividends (Continued)

	For the Nine Months Ended September 30, 2024
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.07	$29,218,778	$0.84	$616,848	$0.44	$77
Net realized gains	—	—	—	—	—	—
Total	$2.07	$29,218,778	$0.84	616,848	$0.44	$77

______________________________________

(1)
Class S commenced operations on June 1, 2024 and Class D commenced operations on August 1, 2024.

8. Share Repurchase Program

At the discretion of the Fund’s Board of Trustees, the Fund is conducting a share repurchase program in which the Fund is repurchasing, in each quarter, up to 5% of the Fund’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Fund does not intend to conduct a share repurchase offer during any calendar quarter for which our liquid assets plus available and undrawn leverage are less than 25% of our net assets as of the date of the most recent publicly available NAV prior to the commencement of such calendar quarter. In addition, our Board of Trustees may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934 and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

The following table presents information with respect to the Fund's repurchases for the nine months ended September 30, 2025 and 2024:

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
January 31, 2025	February 28, 2025	139,189	0.5%	$24.42	March 31, 2025	$3,398,946	—
April 30, 2025	May 28, 2025	265,506	0.7%	$24.24	June 30, 2025	$6,434,733	—
July 31, 2025	August 27, 2025	552,561	1.1%	$24.07	September 30, 2025	$13,290,207	—

______________________

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Net of Early Repurchase Deduction (if any).
(3)
All repurchase requests were satisfied in full.

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
January 31, 2024	February 29, 2024	23,540	0.2%	$24.98	March 31, 2024	$588,036	—
April 30, 2024	May 31, 2024	11,023	0.1%	$24.84	June 30, 2024	$273,818	—
July 31, 2024	August 30, 2024	112,300	0.5%	$24.77	September 30, 2024	$2,781,862	—

______________________

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Net of Early Repurchase Deduction (if any).
(3)
All repurchase requests were satisfied in full.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

9. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2025 and 2024. No Class S shares were outstanding between January 1, 2024 and May 31, 2024. No Class D shares were outstanding between January 1, 2024 and July 31, 2024.

	For the Nine Months Ended September 30(1),
	2025			2024
	Institutional Class	Class S	Class D	Institutional Class	Class S	Class D
Per Common Share
Per share NAV at beginning of period	$24.79	$24.79	$24.79	$24.85	$24.95	$24.75
Investment operations: (2)
Net investment income	1.63	1.47	1.58	1.99	0.81	0.42
Net realized and unrealized gain (loss)	(0.34)	(0.34)	(0.34)	(0.00)	(0.14)	0.04
Total from investment operations	1.29	1.13	1.24	1.99	0.67	0.46

Dividends to common shareholders	(2.01)	(1.85)	(1.96)	(2.07)	(0.85)	(0.44)
Per share NAV at end of period	$24.07	$24.07	$24.07	$24.77	$24.77	$24.77

Total return based on net asset value: (3)	5.20%	4.56%	5.00%	8.01%	2.69%	1.86%

Shares outstanding at end of period	47,691,489	4,235,660	114,500	20,255,619	1,110,203	222
Ratios to average net asset value: (4)
Net investment income(5)	9.61%	8.84%	8.99%	11.43%	10.84%	11.77%
Expenses before incentive fee (6)	6.13%	7.15%	6.55%	6.28%	5.81%	5.19%
Expenses and incentive fee (7)	7.05%	8.08%	7.43%	7.52%	6.38%	5.50%

Ending net asset value	$1,147,879,926	$101,947,519	$2,755,877	$501,767,121	$27,501,662	$5,501
Weighted-average number of common shares	34,548,196	3,159,285	143,443	14,125,351	726,342	171

Fund-level Supplemental Data
Portfolio turnover rate	16.18%			17.17%
Weighted-average debt outstanding	$589,012,572			$176,609,489
Weighted-average interest rate on debt	6.37%			7.40%
Weighted-average debt per share	$11.32			$8.27

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

10. Senior Securities

Information about the Fund's senior securities is shown in the following table for each of the years ended December 31, 2024, 2023 and 2022 and the period ended September 30, 2025.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
As of September 30, 2025 (Unaudited)	$365,000,000	$2,962	—	N/A
Fiscal year 2024	320,000,000	3,229	—	N/A
Fiscal year 2023	156,000,000	2,510	—	N/A
Fiscal year 2022	95,000,000	2,225	—	N/A
Revolving Credit Facility
As of September 30, 2025 (Unaudited)	$128,562,496	$2,962	—	N/A
Fiscal year 2024	—	3,229	—	N/A
SG Revolving Credit Facility
As of September 30, 2025 (Unaudited)	$200,000,000	$2,962	—	N/A
Unsecured Notes
As of September 30, 2025 (Unaudited)	$125,000,000	$2,510	—	N/A
Fiscal year 2024	$70,000,000	$2,656	—	N/A

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

11. Subsequent Events

On October 8, 2025, the Fund entered into the First Supplement to the Master Note Purchase Agreement, dated November 18, 2024, governing the issuance of $150.0 million in aggregate principal amount of its 6.14% Series 2025A Senior Notes, Tranche B (the “2025A Tranche B Notes”), and $50.0 million aggregate principal amount of its 5.78% Series 2025A Senior Notes, Tranche A (the “2025A Tranche A Notes” and, together with the 2025A Tranche B Notes, the “2025A Notes”), to qualified institutional investors in a private placement. The 2025A Tranche B Notes were issued on October 8, 2025 and the 2025A Tranche A Notes will be issued on December 17, 2025, subject to customary closing conditions. The 2025A Tranche B Notes bear an interest rate of 6.14% per year and are due on October 8, 2030, unless redeemed, purchased, or prepaid prior to such date by the Fund or its affiliates in accordance with their terms. The 2025A Tranche A Notes will bear an interest rate of 5.78% per year and will be due on December 17, 2028, unless redeemed, purchased, or prepaid prior to such date by the Fund or its affiliates in accordance with their terms. Interest on the 2025A Tranche B Notes will be due semiannually, beginning April 8, 2026. Interest on the 2025A Tranche A Notes will be due semiannually, beginning June 17, 2026. The Fund is obligated to offer to prepay the 2025A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2025A Notes are general unsecured obligations of the Fund that rank pari passu with all outstanding and future unsecured and unsubordinated indebtedness issued by the Fund. In addition, in the event that a Below Investment Grade Event occurs, the 2025A Notes will bear interest at the rate per annum which is 1.00% above the interest rate then in effect on the applicable Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which such Below Investment Grade Event is no longer continuing.

On October 1, 2025, the Fund accepted $141.6 million of additional subscriptions, to purchase $135.2 million of additional Institutional shares, $6.3 million of additional Class S shares and $0.1 million of additional Class D shares, par value $0.001 per share. On October 21, 2025, the number of shares being purchased was fixed when the purchase price of $24.07 per Institutional, Class S shares and Class D shares were determined by the Fund. As a result, the Fund issued 5.6 million Institutional shares, 0.3 million Class S shares and 0.0 million Class D shares and received $141.6 million in proceeds.

On October 28, 2025, the Fund declared a regular distribution as follows:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Institutional Shares	$0.1966	$—	$0.1966
Class S Shares	0.1966	0.0170	0.1796
Class D Shares	0.1966	0.0050	0.1916

The distribution will be payable to shareholders of record at the close of business on October 30, 2025 and will be paid on November 26, 2025. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund’s distribution reinvestment plan.

12. Segment Reporting

The Fund's chief executive officer and chief financial officer act as the Fund's CODM. The CODM is responsible for assessing performance, allocating resources and making operating decisions of the Fund on a consolidated basis based on the net increase (decrease) in net assets resulting from operations (“net income”) of the Fund. The CODM has concluded that the Fund operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Fund's shareholders. As the Fund's operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

BlackRock Private Credit Fund

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

September 30, 2025

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of BlackRock Private Credit Fund (the “Fund,” “we,” “us” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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
•
the ability of BlackRock Capital Investment Advisors, LLC, the Fund’s investment adviser (the “Investment Adviser”)
and BlackRock Advisors, LLC, the Fund’s sub-adviser (the “Sub-Adviser” and, together with the Investment Adviser, the “Advisers”) to locate suitable investments for the Fund and to monitor and administer the Fund’s investments;
•
the timing of cash flows, if any, from the operations of the Fund’s portfolio companies;
•
the timing, form and amount of any dividend distributions; and
•
the Fund’s ability to maintain the Fund’s qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”).

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

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

The Fund is a Delaware statutory trust formed on December 23, 2021 and is an externally managed, closed-end, non-diversified management investment company. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the "1940 Act"). Our investment objective is to target high risk-adjusted returns produced primarily from current income generated by investing primarily in directly originated, senior secured corporate debt instruments. We seek to achieve our investment objective through investments in privately-originated, performing senior secured debt primarily in North America-based companies with target enterprise values between $100 million and $1.5 billion. Performing debt is debt that at the time of investment is not defaulted or, in the view of the Advisers, distressed. The Fund targets positions in first lien, second lien and unitranche debt, with a preference for floating-rate debt, which the Advisers believe provides flexibility to adapt to changing market conditions. The Fund may invest in securities of any maturity and credit quality. Our investment activities will benefit from what we believe are the competitive advantages of our Advisers, including its diverse in-house skills, proprietary deal flow, and consistent and rigorous investment process focused on established, middle-market companies.

The Fund has elected to be treated as a RIC for U.S. federal income tax purposes. As a RIC, the Fund will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and timely distribute to our shareholders generally at least 90% of our investment company taxable income, as defined by the Internal Revenue Code of 1986, as amended (the "Code"), for each year. Pursuant to this election, we generally will not have to pay corporate level taxes on any income that we distribute to our shareholders provided that we satisfy those requirements.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934 (the "Exchange Act"), public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2025, approximately 89.8% of our total assets were invested in qualifying assets.

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

Expenses

The Fund will be responsible for paying the compensation of the Investment Advisers. In addition, the Fund will generally be responsible for all operating expenses of the Fund, and shall pay, and shall reimburse the Investment Adviser or BlackRock Financial Management Inc., the Fund's administrator (the "Administrator") and their respective affiliates for, all fees, costs, expenses, liabilities and obligations of the Fund relating or attributable to:

•
our organization;
•
calculating our net asset value (including the cost and expenses of any independent valuation firms);
•
interest payable on debt, if any, incurred to finance our investments;
•
the base management fee and any incentive fee;
•
dividends and distributions on our Common Shares;
•
administration fees payable under the administration agreement with the Administrator (the "Administration Agreement");
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

The Investment Advisory Agreement with the Investment Adviser (the "Advisory Agreement") provides that the management fee is calculated at an annual rate of 1.25% of the value of the Fund’s net assets at the end of the most recently completed calendar month and payable monthly in arrears. For purposes of calculating the base management fee, “net assets” means the Fund’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Fund had operations, net assets were measured as the beginning net assets as of the date on which the Fund first issued Common Shares to one or more investors (other than the Investment Adviser and its affiliates). The Investment Adviser agreed to waive its management fee for the first twelve months following the date of the commencement of the Fund’s operations.

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

Pursuant to the Expense Support and Conditional Reimbursement Agreement between the Fund and the Investment Adviser (the “Expense Support and Conditional Reimbursement Agreement”), the Investment Adviser may elect to pay certain expenses on the Fund’s behalf (an “Expense Payment”), provided that no portion of an Expense Payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Fund. For additional information see “Note 3. Management Fees, Incentive Fees and Other Expenses” to the consolidated financial statements.

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

Valuation of portfolio investments

Pursuant to Rule 2a-5 under the 1940 Act, which establishes requirements for determining fair value in good faith for purposes of the 1940 Act, the Fund's board of trustees (the "Board of Trustees") has designated the Investment Adviser as the Fund's valuation designee (the "Valuation Designee") to perform certain fair value functions, including performing fair value determinations. As required by Rule 2a-5, the Valuation Designee provides periodic fair valuation reporting and notifications on behalf of the Fund to the Board of Trustees to facilitate the Board of Trustees' oversight duties.

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

The three-level hierarchy for fair value measurement is defined as follows:

Level 1: Quoted prices in active markets for identical assets

Level 2: Other direct and indirect observable market inputs (for example, quoted prices in inactive markets or quotes for comparable investments)

Level 3: Independent third-party valuation sources that employ significant unobservable inputs

As of September 30, 2025, none of our investments were categorized as Level 1, 26.4% were categorized as Level 2 and 73.6% were Level 3 investments valued based on valuations by independent third party sources.

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

Portfolio and investment activity

During the three months ended September 30, 2025, we invested approximately $435.5 million, comprised of new investments in 19 new portfolio companies, as well as draws made on existing commitments and payment in kind ("PIK") received on prior investments, all of which were in senior secured loans. Additionally, we received approximately $106.9 million in proceeds from sales or repayments during the three months ended September 30, 2025.

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

During the nine months ended September 30, 2025, we invested approximately $1,281.0 million, comprised of new investments in 96 new portfolio companies, as well as draws made on existing commitments and PIK received on prior investments, all of which were in senior secured loans. Additionally, we received approximately $243.7 million in proceeds from sales or repayments during the nine months ended September 30, 2025.

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

At September 30, 2025, our investment portfolio of $2,069.1 million (at fair value) consisted of 256 portfolio companies and was invested 100.0% in senior secured loans and 0.0% in equity investments. Our average portfolio company investment at fair value was approximately $8.1 million. Our largest portfolio company investment by fair value was approximately 2.3% of our portfolio and our five largest portfolio company investments by fair value comprised approximately 11.1% of our portfolio at September 30, 2025.

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

The industry composition of our portfolio at fair value at September 30, 2025 was as follows:

Industry	September 30, 2025
Software	20.4%
Diversified Financial Services	8.9%
Professional Services	8.6%
Construction and Engineering	7.9%
Capital Markets	4.9%
Health Care Technology	4.8%
Insurance	4.7%
Commercial Services and Supplies	3.8%
Hotels, Restaurants and Leisure	3.1%
IT Services	3.0%
Internet Software and Services	2.9%
Aerospace and Defense	2.8%
Automobiles	2.3%
Wireless Telecommunication Services	2.1%
Internet and Catalog Retail	2.0%
Electrical Equipment	1.7%
Media	1.6%
Communications Equipment	1.6%
Healthcare Providers and Services	1.4%
Machinery	1.3%
Textiles, Apparel and Luxury Goods	1.3%
Diversified Consumer Services	1.3%
Building Products	1.2%
Other	6.4%
Totals	100.0%

The weighted average effective yield of our debt and total portfolio was 9.3% at September 30, 2025 and 10.6% at December 31, 2024. At September 30, 2025, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, the Federal Funds Rate or PRIME Rate, and 0.0% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 80.2% at September 30, 2025. At December 31, 2024, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, the Federal Funds Rate or PRIME Rate, and 0.0% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 81.2% at December 31, 2024. Debt investments in one portfolio company were on non-accrual status as of September 30, 2025, representing 0.2% of the portfolio at fair value and 0.3% at cost. Debt investments in one portfolio company were on non-accrual status as of December 31, 2024, representing 0.0% of the portfolio at fair value and 0.0% at cost.

Results of operations

Investment income

Investment income totaled $46.3 million and $20.5 million, respectively, for the three months ended September 30, 2025 and 2024, all of which was attributable to interest and fees on our debt investments. The increase in investment income in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 reflects the significant increase in portfolio size as the Fund continues to ramp up.

Investment income totaled $111.2 million and $49.2 million, respectively, for the nine months ended September 30, 2025 and 2024, all of which was attributable to interest and fees on our debt investments. The increase in investment income in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 reflects the significant increase in portfolio size as the Fund continues to ramp up.

Expenses

Total net operating expenses for the three months ended September 30, 2025 and 2024 were $18.9 million and $8.0 million, respectively, comprised of $12.6 million and $3.9 million in interest and other debt expenses, $3.9 million and $1.8 million in incentive fees, $3.3 million and $1.3 million in management fees, $0.6 million and $0.0 million in amortization of offering costs, $0.4 million and

$0.2 million in professional fees, $0.3 million and $0.2 million in administrative expenses, $0.0 million and $0.2 million in incentive fees on capital gains, and $1.3 million and $0.4 million in other operating expenses, offset by $(3.5) million and $0.0 million in expense support, respectively. The increase in expenses in the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily reflects the significant increase in portfolio size, amount of debt outstanding, and other Fund activities as the Fund continues to ramp up.

Total net operating expenses for the nine months ended September 30, 2025 and 2024 were $49.7 million and $20.6 million, respectively, comprised of $30.1 million and $10.7 million in interest and other debt expenses, $8.7 million and $4.1 million in incentive fees, $8.0 million and $3.1 million in management fees, $1.9 million and $0.0 million in amortization of offering costs, $1.1 million and $0.7 million in professional fees, $1.0 million and $0.7 million in administrative expenses, $(0.5) million and $0.2 million in incentive fees on capital gains, and $2.9 million and $1.1 million in other operating expenses, offset by $(3.5) million and $0.0 million in expense support, respectively. The increase in expenses in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily reflects the significant increase in portfolio size, amount of debt outstanding, and other Fund activities as the Fund continues to ramp up.

Net investment income (loss)

Net investment income was $27.3 million and $12.5 million, respectively, for the three months ended September 30, 2025 and 2024. The increase in net investment income reflects the higher investment income, partially offset by the higher operating expenses in the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Net investment income was $61.6 million and $28.6 million, respectively, for the nine months ended September 30, 2025 and 2024. The increase in net investment income reflects the higher investment income, partially offset by the higher operating expenses in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended September 30, 2025 and 2024 were $(0.9) million and $(1.1) million, respectively. Net realized losses for the three months ended September 30, 2025 was comprised primarily of $(0.6) million in losses from the sales of our investments in Magenta Security Holdings.

Net realized gain (loss) for the nine months ended September 30, 2025 and 2024 were $(3.1) million and $(1.3) million, respectively. Net realized losses for the nine months ended September 30, 2025 was comprised primarily of $(1.3) million in losses from the restructuring of our investments in Streamland Media Midco and $(0.6) million in losses from the sales of our investments in Magenta Security Holdings.

For the three months ended September 30, 2025 and 2024, the change in net unrealized appreciation (depreciation) was $(5.3) million and $0.9 million, respectively. The change in net unrealized depreciation for the three months ended September 30, 2025 was comprised primarily of $(2.8) million in depreciation in GI Consilio Parent LLC, $(2.3) million in depreciation in DTI Holdco, Inc, and $(1.0) million in depreciation in Alpine Acquisition Corp II. The change in net unrealized appreciation (depreciation) for the three months ended September 30, 2024 was primarily driven by unrealized gains across the portfolio from wider market spreads during the period.

For the nine months ended September 30, 2025 and 2024, the change in net unrealized appreciation (depreciation) was $(10.0) million and $0.9 million, respectively. The change in net unrealized depreciation for the nine months ended September 30, 2025 was comprised primarily of $(3.2) million in depreciation in GI Consilio Parent LLC, $(2.7) million in depreciation in DTI Holdco, Inc, $(2.1) million in depreciation in Alpine Acquisition Corp II and $(1.3) million in depreciation in Spark Buyer, LLC. The change in net unrealized appreciation (depreciation) for the nine months ended September 30, 2024 was primarily driven by unrealized gains across the portfolio from wider market spreads during the period.

Incentive compensation

The income component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less aggregate income incentive compensation previously paid in with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 5.0% total return hurdle on daily weighted average unreturned capital contributions (the “Hurdle Rate”). The capital gains component of the incentive fee will be the amount, if positive, equal to the lesser of (i) 12.5% of the aggregate realized capital gains (computed net of realized losses and net of unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid or distributed in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters or (ii) 12.5% of cumulative aggregate realized capital gains (computed net of realized losses and net of unrealized capital depreciation, if any) since commencement of the Fund, less capital gains incentive compensation previously paid or distributed since commencement of the Fund. The capital gains component will be paid in full prior to payment of the income component. In any case, incentive compensation (including both the income and capital gains components) will only be paid to the extent the trailing twelve quarter (or if shorter, the number of calendar quarters that have occurred since commencement of the fund) total return of the Fund after incentive compensation and including such payment would equal or exceed a 5% annual total return on daily weighted average unreturned contributed capital contributions for such period. For the nine months ended September 30, 2025, $8.7 million in incentive fees were earned, compared to $4.1 million earned for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, we reversed the accrual of $0.5 million as a reserve for incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP on a cumulative basis. For the nine months ended September 30, 2024, incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP was $0.2 million on a cumulative basis.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax expense was incurred in the nine months ended September 30, 2025.

Net increase (decrease) in net assets resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $21.1 million and $12.2 million, respectively for the three months ended September 30, 2025 and 2024.

The net increase in net assets applicable to common shareholders resulting from operations was $48.5 million and $28.1 million, respectively for the nine months ended September 30, 2025 and 2024.

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

Pursuant to the Expense Support Agreement we entered into with the Investment Adviser, we were obligated to reimburse the Investment Adviser for expenses during the 36 months following the commencement of the Fund’s operations (the "Reimbursement Period"), to the extent that the Fund’s annual Operating Expenses do not exceed 1.25% of the value of the Fund’s net assets, calculated monthly based on month-end net assets of the Fund. The Reimbursement Period expired on March 18, 2025. From inception of the Fund through the expiration of the Reimbursement Period, the Fund reimbursed the Investment Adviser for $0.8 million related to organizational and offering expenses of the Fund pursuant to the Expense Support Agreement.

Pursuant to Expense Support and Conditional Reimbursement Agreement, the Investment Adviser may also elect to pay certain expenses on the Fund’s behalf, provided that no portion of an Expense Payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Fund. As of September 30, 2025, the Fund received $3.5 million in expense support from the Investment Adviser.

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

On May 2, 2025, the Fund entered into Amendment No. 1 to the First Amended and Restated Credit and Security Agreement (the “Credit Facility Amendment”). Pursuant to the Credit Facility Amendment, under the Credit Facility, the total revolving commitments increased from $125.0 million to $150.0 million, and the total term commitments increased from $325.0 million to $500.0 million. The Credit Facility Amendment modified certain other terms of the Credit Facility, including extending the prepayment lockout period until the first anniversary of the closing date of the Credit Facility Amendment. As of September 30, 2025, there was $365.0 million drawn on the Credit Facility.

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

On August 7, 2025, the Fund entered into the First Amendment to the Revolving Credit Facility (the “First Amendment”), which, among other things, (i) extends the revolver availability period from April 2028 to August 2029, (ii) extends the scheduled maturity date from April 2029 to August 2030, (iii) increases the accordion provision to permit increases to a total facility amount of up to $600 million, (iv) increases the total facility amount from $150 million to $315 million, and (v) resets the minimum shareholders’ equity test. As of September 30, 2025, there was $128.6 million drawn on the Revolving Credit Facility.

On November 18, 2024, the Fund entered into a Master Note Purchase Agreement (the “Master Note Purchase Agreement”), governing the issuance (a) on November 18, 2024, of $70.0 million aggregate principal amount of its 7.14% Series 2024A Senior Notes, Tranche A, due November 18, 2027 (the “Tranche A Notes”), and (b) on January 22, 2025 (subject to customary closing conditions), of

$55.0 million aggregate principal amount of its 7.33% Series 2024A Senior Notes, Tranche B, due January 22, 2030 (the “Tranche B Notes” and, together with the Tranche A Notes, the “Notes”), to qualified institutional investors in a private placement. The Tranche A Notes bear interest at a rate equal to 7.14% per annum that is payable semi-annually on May 18 and November 18 of each year, beginning on May 18, 2025. The Tranche B Notes bear interest at a rate equal to 7.33% per annum that is payable semi-annually on January 22 and July 22 of each year, beginning on July 22, 2025. The Notes will be guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). The Tranche A Notes were issued at a closing on November 18, 2024, and the Tranche B Notes were issued at a closing which occurred on January 22, 2025. As of September 30, 2025, there was $70.0 million and $55.0 million, respectively, outstanding on the Tranche A Notes and Tranche B Notes.

On May 28, 2025, BlackRock Private Credit Fund Leverage II, LLC (the “SG Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Fund, established the SG Revolving Credit Facility, a $200.0 million revolving credit facility with Societe Generale as Administrative agent (the "SG Revolving Credit Facility”). The SG Revolving Credit Facility matures on May 29, 2027 and generally bears interest at term SOFR plus, for a period of 1 year from the date of entry into the SG Revolving Credit Facility, 1.15% and, thereafter, 1.25%. The proceeds of the SG Revolving Credit Facility are to be used to acquire a portfolio of broadly syndicated leveraged loans (the “SG Portfolio Assets”). Pursuant to a collateral management agreement between the SG Borrower and the Fund, the Fund is responsible for the selection, management and reporting of the SG Portfolio Assets. The SG Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the SG Borrower of additional indebtedness and on the SG Borrower’s ability to make distributions, as well as customary events of default. As of September 30, 2025, the SG Borrower was in full compliance with such covenants. As of September 30, 2025, there was $200.0 million drawn on the SG Revolving Credit Facility.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. After obtaining shareholder approval by written consent on March 16, 2022, the Fund’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of September 30, 2025, the Fund's asset coverage ratio was 251%.

Net cash used in operating activities for the nine months ended September 30, 2025 was $976.7 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $1,033.3 million and net investment income (net of non-cash income and expenses) of approximately $56.6 million.

Net cash provided by financing activities was $982.8 million for the nine months ended September 30, 2025, consisting primarily of $600.2 million in proceeds from share issuances, $373.4 million in credit facility draws (net of repayments), $55.0 million in proceeds from the Senior Notes, offset by $31.8 million dividends paid in cash to shareholders, $11.2 million payments of repurchased shares and $2.8 million payments of debt issuance costs.

At September 30, 2025, we had $47.1 million in cash and cash equivalents.

Share Transactions

The following table summarizes transactions in Common Shares for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30, (1)
	2025		2024
	Shares	Amount	Shares	Amount
Institutional Class
Subscriptions	22,110,537	$538,067,412	9,828,247	$244,223,463
Share transfers between classes	154,803	3,750,808	—	—
Distributions reinvested	1,549,923	37,803,872	853,451	21,225,456
Share Repurchases	(457,907)	(11,150,896)	(34,563)	(861,847)
Net Increase (Decrease)	23,357,356	$568,471,196	10,647,135	$264,587,072

Class S
Subscriptions	2,404,857	58,711,061	1,110,203	27,575,000
Distributions reinvested	25,712	625,158	—	—
Share Repurchases	(3,084)	(76,445)	—	—
Net Increase (Decrease)	2,427,485	$59,259,774	1,110,203	$27,575,000

Class D
Subscriptions	139,419	3,392,450	222	5,500
Share transfers between classes	(154,803)	(3,750,808)	—	—
Distributions reinvested	2,503	60,696	—	—
Net Increase (Decrease)	(12,881)	$(297,662)	222	$5,500

______________________

(1)
Class S commenced operations on June 1, 2024 and Class D commenced operations on August 1, 2024.

The following table presents information with respect to the Fund's repurchases for the nine months ended September 30, 2025 and 2024:

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
January 31, 2025	February 28, 2025	139,189	0.5%	$24.42	March 31, 2025	$3,398,946	—
April 30, 2025	May 28, 2025	265,506	0.7%	$24.24	June 30, 2025	$6,434,733	—
July 31, 2025	August 27, 2025	552,561	1.1%	$24.07	September 30, 2025	$13,290,207	—

______________________

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Net of Early Repurchase Deduction (if any).
(3)
All repurchase requests were satisfied in full.

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
January 31, 2024	February 29, 2024	23,540	0.2%	$24.98	March 31, 2024	$588,036	—
April 30, 2024	May 31, 2024	11,023	0.1%	$24.84	June 30, 2024	$273,818	—
July 31, 2024	August 30, 2024	112,300	0.5%	$24.77	September 30, 2024	$2,781,862	—

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

On June 3, 2022, the Fund entered into the Credit Facility, a $200 million revolving credit facility that matures on June 3, 2032 and generally bears interest at a floating rate. On September 8, 2023, the Borrower entered into Amendment No. 1 to the Credit Facility. The Amendment extended the term commitment termination date under the Credit Facility with respect to term commitments entered into on the closing date to December 8, 2023. On December 15, 2023, the Borrower entered into Amendment No. 2 to the Credit Facility. The Second Amendment increased the total revolving commitments from $50.0 million to $75.0 million, increased total term commitments from $150.0 million to $225.0 million, and increased the facility margin level applicable to the borrower. On November 27, 2024, the Fund entered into the First Amended and Restated Credit and Security Agreement to the Credit Facility, which, among other things, increased the total revolving commitments from $75.0 million to $125.0 million and increased total term commitments from $225.0 million to $325.0 million. On May 2, 2025, the Fund entered into the Amendment No. 1 to First Amended and Restated Credit and Security Agreement to the Credit Facility, which, among other things, increased the total revolving commitments from $125.0 million to $150.0 million and increased total term commitments from $325.0 million to $500.0 million. As of September 30, 2025, there was $365.0 million drawn on the Credit Facility.

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

On August 7, 2025, the Fund (i) extended the revolver availability period from April 2028 to August 2029, (ii) extended the scheduled maturity date from April 19, 2029 to August 19, 2030, (iii) increased the accordion provision to permit increases to a total facility amount of up to $600 million, (iv) increased the total facility amount from $150 million to $315 million and (v) reset the minimum shareholders’ equity test. As of September 30, 2025, there was $128.6 million drawn on the Revolving Credit Facility.

On November 18, 2024, the Fund entered into the Master Note Purchase Agreement, governing the issuance (a) on November 18, 2024, of $70,000,000 aggregate principal amount of its 7.14% Tranche A Notes, due November 18, 2027, and (b) on January 22, 2025, of $55,000,000 aggregate principal amount of its 7.33% Tranche B Notes, due January 22, 2030. As of September 30, 2025, there was $70.0 million and $55.0 million, respectively outstanding on the Tranche A Notes and Tranche B Notes.

On May 28, 2025, SG Borrower entered into the SG Revolving Credit Facility, a $200.0 million revolving credit facility with Societe Generale as Administrative agent. The SG Revolving Credit Facility matures on May 29, 2027 and generally bears interest at term SOFR plus, for a period of 1 year from the date of entry into the SG Revolving Credit Facility, 1.15% and, thereafter, 1.25%. The SG Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the SG Borrower of additional indebtedness and on the SG Borrower’s ability to make distributions, as well as customary events of default. As of September 30,2025, there was $200.0 million drawn on the SG Revolving Credit Facility.

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

Institutional Class Shares

The following tables summarize the Fund’s dividends declared and paid for the Institutional Class shares for the nine months ended September 30, 2025 and 2024:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 26, 2024	January 30, 2024	February 27, 2024	Regular	$0.2300	$2,348,876
February 23, 2024	February 28, 2024	March 27, 2024	Regular	0.2300	2,471,608
March 26, 2024	March 28, 2024	April 26, 2024	Regular	0.2300	2,572,189
April 24, 2024	April 29, 2024	May 29, 2024	Regular	0.2300	2,817,179
May 24, 2024	May 30, 2024	June 26, 2024	Regular	0.2300	2,983,344
June 26, 2024	June 27, 2024	July 29, 2024	Regular	0.2300	3,183,325
July 26, 2024	July 30, 2024	August 28, 2024	Regular	0.2300	3,812,774
August 23, 2024	August 29, 2024	September 26, 2024	Regular	0.2300	4,370,691
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.2300	4,658,792
				$2.0700	$29,218,778
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$5,923,347
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	6,249,265
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	6,588,559
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.2300	7,190,565
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.2300	7,422,523
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.2300	7,802,691
July 25, 2025	July 30, 2025	August 27, 2025	Regular	0.2300	9,024,581
August 22, 2025	August 28, 2025	September 26, 2025	Regular	0.1980	8,822,622
September 26, 2025	September 29, 2025	October 29, 2025	Regular	0.1976	9,423,839
				$2.0056	$68,447,992

Class S Shares

The following table summarizes the Fund's dividends declared for the Class S shares for the nine months ended September 30, 2025 and 2024.

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
June 26, 2024	June 27, 2024	July 29, 2024	Regular	$0.2300	$0.2100	$68,922	$63,626
July 26, 2024	July 30, 2024	August 28, 2024	Regular	0.2300	0.2100	142,491	131,591
August 23, 2024	August 29, 2024	September 26, 2024	Regular	0.2300	0.2100	201,157	185,825
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.2300	0.2100	255,347	235,807
.				$0.9200	$0.8400	$667,917	$616,848
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$0.2124	$472,537	$436,377
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	0.2125	527,138	487,029
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	0.2125	599,042	553,463
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.2300	0.2127	683,484	632,083
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.2300	0.2129	731,457	677,139
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.2300	0.2128	783,555	724,982
July 25, 2025	July 30, 2025	August 27, 2025	Regular	0.2300	0.2128	847,411	784,161
August 22, 2025	August 28, 2025	September 26, 2025	Regular	0.1980	0.1808	783,407	715,516
September 26, 2025	September 29, 2025	October 29, 2025	Regular	0.1976	0.1805	836,967	764,370
				$2.0056	$1.8500	$6,264,998	$5,775,120

_____________________________________________

(1)
Class S commenced operations on June 1, 2024.

Class D Shares

The following table summarizes the Fund's dividends declared for the Class D shares for the nine months ended September 30, 2025 and 2024.

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
August 23, 2024	August 29, 2024	September 26, 2024	Regular	$0.2300	$0.2248	$28	$27
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.2300	0.2248	51	50
.				$0.4600	$0.4396	$79	$77
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$0.2248	$30,170	$29,488
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	0.2248	32,328	31,597
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	0.2249	34,059	33,304
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.2300	0.2249	37,499	36,670
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.2300	0.2250	37,558	36,737
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.2300	0.2249	46,315	45,297
July 25, 2025	July 30, 2025	August 27, 2025	Regular	0.2300	0.2250	24,559	23,409
August 22, 2025	August 28, 2025	September 26, 2025	Regular	0.1980	0.1930	24,447	23,762
September 26, 2025	September 29, 2025	October 29, 2025	Regular	0.1976	0.1926	22,624	21,940
				$2.0056	$1.9598	$289,560	$282,204

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
•
The Fund has entered into the Expense Support and Conditional Reimbursement Agreement with the Investment Adviser.

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

Recent Developments

On October 8, 2025, the Fund entered into the First Supplement to the Master Note Purchase Agreement, dated November 18, 2024, governing the issuance of $150.0 million in aggregate principal amount of its 6.14% Series 2025A Senior Notes, Tranche B (the “2025A Tranche B Notes”), and $50.0 million aggregate principal amount of its 5.78% Series 2025A Senior Notes, Tranche A (the “2025A Tranche A Notes” and, together with the 2025A Tranche B Notes, the “2025A Notes”), to qualified institutional investors in a private placement. The 2025A Tranche B Notes were issued on October 8, 2025 and the 2025A Tranche A Notes will be issued on December 17, 2025, subject to customary closing conditions. The 2025A Tranche B Notes bear an interest rate of 6.14% per year and are due on October 8, 2030, unless redeemed, purchased, or prepaid prior to such date by the Fund or its affiliates in accordance with their terms. The 2025A Tranche A Notes will bear an interest rate of 5.78% per year and will be due on December 17, 2028, unless redeemed, purchased, or prepaid prior to such date by the Fund or its affiliates in accordance with their terms. Interest on the 2025A Tranche B Notes will be due semiannually, beginning April 8, 2026. Interest on the 2025A Tranche A Notes will be due semiannually, beginning June 17, 2026. The Fund is obligated to offer to prepay the 2025A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2025A Notes are general unsecured obligations of the Fund that rank pari passu with all outstanding and future unsecured and unsubordinated indebtedness issued by the Fund. In addition, in the event that a Below Investment Grade Event occurs, the 2025A Notes will bear interest at the rate per annum which is 1.00% above the interest rate then in effect on the applicable 2025A Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which such Below Investment Grade Event is no longer continuing.

On October 1, 2025, the Fund accepted $141.6 million of additional subscriptions, to purchase $135.2 million of additional Institutional shares, $6.3 million of additional Class S shares and $0.1 million of additional Class D shares, par value $0.001 per share. On October 21, 2025, the number of shares being purchased was fixed when the purchase price of $24.07 per Institutional, Class S shares and Class D shares were determined by the Fund. As a result, the Fund issued 5.6 million Institutional shares, 0.3 million Class S shares and 0.0 million Class D shares and received $141.6 million in proceeds.

On October 24, 2025, the Fund declared a regular distribution as follows:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Institutional Shares	$0.1966	$—	$0.1966
Class S Shares	0.1966	0.0170	0.1796
Class D Shares	0.1966	0.0050	0.1916

The distribution will be payable to shareholders of record at the close of business on October 30, 2025 and will be paid on November 26, 2025. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund’s distribution reinvestment plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2025, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2025, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 80.2%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2025, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$41,377,781	$0.80
Up 200 basis points	27,584,443	0.53
Up 100 basis points	13,791,104	0.27
Down 100 basis points	(13,698,673)	(0.26)
Down 200 basis points	(27,211,844)	(0.52)
Down 300 basis points	(40,009,234)	(0.77)

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on our evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in our periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, are based upon certain assumptions about the likelihood of future events and can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Internal Control Over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, as of September 30, 2025, we are currently not a party to any pending material legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Refer to our Current Reports on Form 8-K filed with the SEC on July 25, 2025, August 26, 2025 and September 26, 2025 for information about unregistered sales of our equity securities during the quarter.

The following table presents information with respect to the Fund's repurchases for the nine months ended September 30, 2025:

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
January 31, 2025	February 28, 2025	139,189	0.5%	$24.42	March 31, 2025	$3,398,946	—
April 30, 2025	May 28, 2025	265,506	0.7%	$24.24	June 30, 2025	$6,434,733	—
July 31, 2025	August 27, 2025	552,561	1.1%	$24.07	September 30, 2025	$13,290,207	—

_____________________

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Net of Early Repurchase Deduction (if any).
(3)
All repurchase requests were satisfied in full.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Trust of the Registrant(1)
3.2	Fourth Amended and Restated Agreement and Declaration of Trust of the Registrant(2)
3.3	Amendment No. 1 to the Fourth Amended and Restated Agreement and Declaration of Trust of the Registrant(3)
3.4	Second Amended and Restated Bylaws of the Registrant(4)
3.5	Amendment No. 1 to the Second Amended and Restated Bylaws of the Registrant(5)
10.1

First Amendment to Senior Secured Credit Agreement, dated as of August 7, 2025, between BlackRock Private Credit
Fund, as borrower, the lenders and issuing banks party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, and collateral agent(6)

10.2	Expense Support and Conditional Reimbursement Agreement, dated August 26, 2025, by and Between the Registrant and BlackRock Capital Investment Advisors, LLC(7)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1)
Previously filed as Exhibit (a)(1) to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-262035) filed on April 14, 2022 and incorporated herein by reference.
(2)
Previously filed as Exhibit 3.1 to the Registrant’s Form 8-K dated as of November 2, 2022 and incorporated herein by reference.
(3)
Previously filed as Exhibit 3.1 to the Registrant’s Form 8-K dated as of August 1, 2025 and incorporated herein by reference.
(4)
Previously filed as Exhibit 99.1 to the Registrant’s Form 8-K dated as of August 2, 2024 and incorporated herein by reference.
(5)
Previously filed as Exhibit 3.2 to the Registrant’s Form 8-K dated as of August 1, 2025 and incorporated herein by reference.
(6)
Previously filed as Exhibit 10.4 to the Registrant’s Form 10-Q filed on August 8, 2025 and incorporated herein by reference.
(7)
Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K dated as of August 26, 2025 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock Private Credit Fund

Date: November 7, 2025	By:	/s/ Philip Tseng
	Name:	Philip Tseng
	Title:	Trustee and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer and Accounting Officer)