Form 10-K
period 2025-12-31
BlackRock Private Credit Fund
filed 2026-03-02
CIK 1902649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2025

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of December 31, 2025, there was no established public market for the Registrant's shares of common stock.

The number of shares of Registrant’s common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding as of February 27, 2026 was 63,477,885, 4,937,844 and 95,624 of Institutional Class, Class S and Class D Common Shares, respectively.

Documents Incorporated by Reference: Portions of the Registrant’s Proxy Statement relating to the Registrant’s 2026 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Report.

BLACKROCK PRIVATE CREDIT FUND

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

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

The Fund’s investment objective is to target high risk-adjusted returns produced primarily from current income generated by investing primarily in directly originated, senior secured corporate debt instruments. The Fund intends to meet its investment strategy by focusing primarily on originating and making loans to, and making debt and equity investments in, U.S. middle market companies, although, the Fund may make investments in portfolio companies that are domiciled outside of the United States, including emerging markets. The Fund will invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. BDEBT defines “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA”, between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment. We generally target the core segment of the middle market, which is defined as companies with EBITDA of between $25 million and $75 million, though we may invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets.

The Fund commenced operations on March 18, 2022.

On July 1, 2025, BlackRock, Inc. completed its previously announced acquisition of 100% of the business and assets of HPS Investment Partners (“HPS”), a leading global credit investment manager (the “BlackRock/HPS Transaction”). In connection with the BlackRock/HPS Transaction, certain senior personnel of HPS joined the Advisor’s investment committee for the Company’s portfolio as voting members.

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

Our investment strategy focuses primarily on originating and making loans to U.S. middle market companies. We define “middle market companies” to generally mean companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA”, between $10 million and $250 million annually and/or annual revenue of $50 million to $2.5 billion at the time of investment. We generally target the core segment of the middle market, which is defined as companies with EBITDA of between $25 million and $75 million, though we may invest in smaller or larger companies if an attractive opportunity presents itself, especially when there are dislocations in the capital markets. While we focus our investments in U.S. companies, we may make investments in portfolio companies that are domiciled outside of the United States, subject to regulatory limitations and other investment restrictions discussed in this Registration Statement. We will invest in senior secured or unsecured loans, subordinated loans or mezzanine loans and, to a lesser extent, equity and equity-related securities which includes common and preferred stock, securities convertible into common stock, and warrants. The Investment Adviser will generally target for the Fund what it views as healthy businesses that are seeking capital for various objectives, including but not limited to, growth, acquisitions, refinancings/recapitalizations, expansion stage venture lending and LBO activity. BlackRock actively seeks to uncover what it believes are overlooked, asset-rich opportunities with a degree of complexity “outside-of the-box” for traditional senior debt providers.

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

To seek to enhance our returns, we employ and intend to continue to employ leverage as market conditions permit and at the discretion of the Investment Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act; which currently allows us to borrow up to a 2:1 debt to equity ratio. We use and intend to continue to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Fund. See “Item 1A. Risk Factors—When we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.”

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

BlackRock’s acquisition of HPS on July 1, 2025 resulted in the formation of the $370 billion Private Financing Solutions (PFS) platform, granting the Company access to even more deal flow. Both BlackRock and HPS have managed private credit strategies for approximately two decades, each with differentiated origination platforms spanning both sponsor and non-sponsor channels. The Company now benefits from the full scale, sourcing network, and underwriting expertise of the combined PFS platform, while maintaining its dedicated investment team and strategy-specific governance.

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

Investment Committee and Decision-Making

BlackRock’s transaction evaluation is organized around a centralized investment committee that provides for a consistent, repeatable decision-making process. BlackRock’s investment committee for the Fund’s portfolio (the “Investment Committee”) includes all investment professionals of the Investment Adviser and key senior-level constituents from other functional groups including BlackRock’s Risk and Qualitative Analysis (“RQA”) group. The voting members of the Investment Committee (the “Voting Members”) will be drawn from a pool of the Investment Adviser’s senior professionals. There are currently seven permanent Voting Members. The Investment Committee generally meets weekly (or more frequently, if determined necessary) and all key professionals are invited and encouraged to attend. Transactions are brought before the Investment Committee and presented by the industry-led deal teams and accompanied by detailed investment memoranda distributed for review in advance of each meeting. Buy/sell recommendations are debated vigorously and all members of the Investment Committee are encouraged to contribute to the discussion. No Voting Member of the Investment Committee holds a veto.

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

The Fund may acquire securities issued by other investment companies in accordance with the limits of the 1940 Act and the rules and regulations promulgated thereunder. The Fund generally may acquire up to 3% of the voting stock of any investment company, may invest in up to 5% of the value of its total assets in the securities of one investment company and may invest up to 10% of the value of its total assets in the securities of more than one investment company. Subject to certain exemptive rules, including Rule 12d1-4, the Fund may, subject to certain conditions, invest in other investment companies in excess of such thresholds. With regard to that portion of the Fund’s portfolio invested in securities issued by investment companies, it should be noted that such investments might indirectly subject shareholders to additional expenses as they will indirectly be responsible for the costs and expenses of such companies. None of the Fund’s investment policies are fundamental and generally may be changed without shareholder approval. The Fund’s policy to invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies) may be changed by the Board without prior shareholder approval under certain circumstances, with at least 60 days’ prior notice by the Fund.

Exemptive Order and SEC Guidance. The Investment Adviser and the Fund believe that, in certain circumstances, it may be in the Fund’s best interests to be able to co-invest with registered funds, unregistered funds and business development companies managed now or in the future by the Investment Adviser and its affiliates, along with certain affiliates of the Investment Adviser acting in a principal capacity, in order to be able to participate in a wider range of transactions. Currently, SEC regulations and interpretations would permit the Fund to co-invest with registered and unregistered funds that are managed by the Investment Adviser and/or its affiliates, along with certain affiliates of the Investment Adviser acting in a principal capacity, in publicly traded securities and also in private placements where (i) the Investment Adviser negotiates only the price, interest rate and similar price-related terms of the securities and not matters such as covenants, collateral or management rights and (ii) each relevant account acquires and sells the securities at the same time in pro rata amounts (subject to exceptions approved by compliance personnel after considering the reasons for the requested exception). Such regulations and interpretations also permit the Fund to co-invest in other private placements with registered investment funds affiliated with the Investment Adviser in certain circumstances, some of which would require certain findings by the Fund’s directors who are not “interested persons” of the Investment Adviser, BlackRock or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act (“Independent Trustees”) and the independent directors of each other eligible registered fund. Under current SEC regulations, in the absence of an exemption or other guidance from the SEC, the Fund may be prohibited from co-investing in certain private placements where terms in addition to price are negotiated with any unregistered fund or account managed now or in the future by the Investment Adviser or its affiliates , as well as with certain affiliates of the Investment Adviser acting in a principal capacity.

To the extent permitted by the 1940 Act and interpretations of the staff of the SEC, and subject to the Allocation Policies of the Investment Adviser, the Investment Adviser may deem it appropriate for the Fund and certain funds and accounts managed and controlled by the Investment Adviser to participate in an investment opportunity alongside certain affiliated funds and accounts. In an order dated May 6, 2025, the SEC granted exemptive relief to the Investment Adviser and the Fund permitting the Fund, subject to satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of the Investment Adviser and the Fund (the “Order”). Any of these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating funds and/or accounts. To mitigate these conflicts, the Investment Adviser and its affiliates managing other funds and accounts participating in transactions under the Order will seek to allocate such transactions for all of the participating investment accounts, including the Fund, on a fair and equitable basis and in accordance with their respective allocation policies. The Board has reviewed, and may from time to time in the future, review the Allocation Policies of the Investment Adviser. In addition, pursuant to such order, the Board is required to maintain oversight of our participation in the co-investment program permitted by such order in the exercise of the Board’s reasonable business judgment, and under certain circumstances, such as in the case of non-pro rata acquisitions and dispositions, or in the case of pre-existing investments in an issuer by certain affiliated funds or accounts, approve certain co-investment transactions.

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

Code of Ethics. The Fund adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to such code may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Fund, so long as such investments are made in accordance with the code’s requirements. The code of ethics is attached as an exhibit to the Fund's registration statement on Form N-2, and is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov.

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

You may obtain information about how the Fund voted proxies by making a written request for proxy voting information to the Fund at 50 Hudson Yards, New York, New York 10001, Attention: Investor Relations.

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

Reporting Obligations. The Fund is required to file annual reports, quarterly reports and current reports with the SEC. This information will be available at the SEC’s website at www.sec.gov.

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

The Plan Assets Regulations define the term “publicly-offered security” as a security that is “widely-held,” “freely transferrable” and either part of a class of securities registered under the Exchange Act or sold pursuant to an effective registration statement under the Securities Act if the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the public offering occurred. A security is considered “widely held” only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. A security will not fail to be “widely held” because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control. The Plan Assets Regulations provide that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. It is noted that the Plan Assets Regulations only establish a presumption in favor of the finding of free transferability where the applicable investment minimum is $10,000 or less and the restrictions are consistent with the particular types of restrictions listed in the Plan Assets Regulations. With respect to the question of free transferability, it is noted that, while the minimum initial investment in Institutional shares is $1,000,000, the minimum is waived or reduced to $10,000 or less for a substantial portion of the eligible purchasers of Institutional shares.

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

Accordingly, for so long as any class of our Common Shares are not considered “publicly-offered securities” within the meaning of the Plan Asset Regulations, the Fund intends to limit Benefit Plan Investor investments in our Common Shares so that holdings by Benefit Plan Investors are not “significant” within the meaning of the Plan Asset Regulations. In this regard, in order to avoid the possibility that our assets could be treated as “plan assets,” within the meaning of the Plan Asset Regulations, until such time as each class of our Common Shares constitutes “publicly-offered securities” within the meaning of the Plan Asset Regulations we will (i) require any person proposing to acquire

Common Shares to furnish such information as may be necessary to determine whether such person is a Benefit Plan Investor or a Controlling Person and (ii) have the power to (a) exclude any shareholder or potential shareholder from purchasing or transferring Common Shares; (b) prohibit any redemption of Common Shares; and (c) redeem some or all Common Shares held by any shareholder if, and to the extent that, our Board of Trustees determines that there is a substantial risk that such shareholder’s purchase, ownership, transfer or redemption of Common Shares would result in our assets being characterized as plan assets for purposes of the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, and all Common Shares of the Fund shall be subject to such terms and conditions. After such time as all of Class S, Class D and Institutional shares (and any other equity interests in the Fund (if any)) constitute “publicly-offered securities,” the Fund may no longer be required to limit or prohibit “benefit plan investors” from investing in the Fund.

Advisory Agreement

BlackRock Capital Investment Advisors, LLC is located at 50 Hudson Yards, New York, New York, 10001. The Investment Adviser is registered as an investment adviser under the Advisers Act. The Investment Adviser is an indirect subsidiary of BlackRock, Inc. BlackRock is the world’s largest publicly traded investment management firm, with $14 trillion of assets under management as of December 31, 2025. BlackRock manages assets on behalf of institutions and individuals worldwide through a variety of equity, fixed income, real estate, cash management and alternative investment products. BlackRock serves clients in North and South America, Europe, Asia, Australia, Africa and the Middle East. Headquartered in New York, BlackRock maintains offices in over 38 countries, including 25 primary investment centers. BlackRock’s institutional knowledge includes proprietary valuation techniques, market outlook, competitive evaluation and structuring and operational expertise. In addition, BlackRock provides risk management, investment system outsourcing and financial advisory services to a growing number of institutional investors. Through BlackRock Solutions®, BlackRock provides risk management and advisory services that combine capital markets expertise with internally-developed systems and technology.

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

Base Management Fee

The management fee is payable monthly in arrears at an annual rate of 1.25% of the value of our net assets as of the end of the most recently completed calendar month. For purposes of the Advisory Agreement, net assets means our total assets determined on a consolidated basis in accordance with U.S. GAAP. The Investment Adviser agreed to waive its base management fee through December 31, 2023. The longer an investor holds our Common Shares during this period, the longer such investor will receive the benefit of this management fee waiver period.

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

Board Approval of the Advisory Agreement

Our Board, including our Independent Trustees, approved the continuation of the Advisory Agreement for an additional one-year period at a meeting held on October 28-29, 2025. In reaching a decision to approve the Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:

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

Sub-Advisory Agreement

BlackRock Advisors, LLC, an indirect subsidiary of BlackRock, will perform certain of the day-to-day investment management of the Fund pursuant to a separate sub-investment advisory agreement (the “Sub-Advisory Agreement”). BlackRock Advisors, LLC is located at 100 Bellevue Parkway, Wilmington, Delaware 19809.

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

Board Approval of the Sub-Advisory Agreement

Our Board, including our Independent Trustees, approved the continuation of the Sub-Advisory Agreement for an additional one-year period at a meeting held on October 28-29, 2025. In reaching a decision to approve the Sub-Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:

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

Our Board, including our Independent Trustees, approved the continuation of the Administration Agreement for an additional one-year period at a meeting held on October 28-29, 2025, on the basis that it (i) is in the best interests of the Fund and its shareholders; (ii) provides for services that are required for the Fund’s operations; and (iii) provides for fees that are fair and reasonable.

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

Fee Waiver and Expense Support and Reimbursement Agreement

We entered into a Fee Waiver and Expense Support and Reimbursement Agreement (the “Expense Support Agreement”) with the Investment Adviser. Pursuant to the Expense Support Agreement, the Investment Adviser paid all of our organizational and offering expenses on our behalf (each, an “Expense Support Agreement Expense Payment”).

During each of the 36 months following the commencement of the Fund’s operations (the “Reimbursement Period”), we agreed to reimburse the Investment Adviser for any and all Expense Support Agreement Expense Payments incurred by the Investment Adviser under the Expense Support Agreement to the extent that our annual Operating Expenses (as defined below) did not exceed 1.25% of the value of our net assets, calculated monthly based on month-end net assets. For the year ended December 31, 2025, the Fund’s annual operating expenses did not exceed 1.25% of the value of the Fund’s net assets, and the Fund was therefore obligated to reimburse the Investment Adviser for such portion of Expense Support Agreement Expense Payments incurred by the Investment Adviser under the Expense Support Agreement. Organizational and offering expenses reimbursed by the Fund in the aggregate did not exceed 1.50% of the proceeds of this offering. Any payments required to be made by the Fund shall be referred to herein as a “Reimbursement Payment.” “Operating Expenses” for purposes of the Fee Waiver and Expense Support and Reimbursement Agreement means all annual operating expenses of the Fund incurred in the ordinary course of business, excluding offering costs incurred by the Fund, interest expense and other financing costs, portfolio transaction and other investment-related costs, base management fee and incentive fee payable pursuant to the Advisory Agreement, shareholder servicing and/or distribution fees, taxes and any other extraordinary expenses not incurred in the ordinary course of business (including, without limitation, litigation expenses). The Reimbursement Period expired on March 18, 2025.

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

No Reimbursement Payment for any month shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Fund at the time of such Reimbursement Payment is lower than the Effective Rate of Distributions Per Share at the time the related Expense Payment was made, provided that to the extent that the Effective Rate of Distributions Per Share declared by the Fund at the time of such Reimbursement Payment has declined relative to the Effective Rate of Distributions Per Share declared by the Fund at the time of the related Expense Payment in an amount (measured in basis points) equal to or less than a corresponding decline in the 3-month Secured Overnight Financing Rate (measured in basis points) over the same period, this condition (1) shall not restrict the payment of such Reimbursement Payment; or (2) the Fund’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the related Expense Payment was made. “Effective Rate of Distributions Per Share” means the annualized rate of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to shareholder servicing and/or distribution fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Investment Adviser, shareholder servicing and/or distribution fees, and interest expense, by the Fund’s net assets. “Operating Expenses” means all of the Fund’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. The Investment Adviser has waived any portion of the income component of the incentive fee attributable to the inclusion of Expense Payments in the calculation of (i) aggregate net investment income before incentive compensation or (ii) total return.

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

Under the Fund’s share repurchase plan, to the extent the Fund offers to repurchase shares in any particular quarter, the Fund expects to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”).The one-year holding period is measured as of the subscription closing date immediately following the valuation date of the applicable tender offer. The Early Repurchase Deduction may be waived at the Fund's or Distributor's discretion (a) in the case of repurchase requests arising from the death, divorce or qualified disability of the holder, (b) due to trade or operational error, or (c) for repurchase requests with respect to shares held in accounts of asset allocation programs, such as model portfolio management programs (and similar arrangements). The Early Repurchase Deduction will be waived in the event that a shareholder's shares are purchased because the shareholder has failed to maintain the $500 minimum account balance. In the event that any shareholder fails to maintain the minimum balance of $500 of our shares, we may repurchase all of the shares held by that shareholder at the repurchase price in effect on the date we determine that the shareholder has failed to meet the minimum balance. Minimum account repurchases will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in our NAV. In the event of a minimum account repurchase, the Early Repurchase Deduction will be waived. In addition, the Fund’s Common Shares are sold to certain feeder vehicles primarily created to hold the Fund’s Common Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Fund may not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders. The Fund commenced its initial quarterly repurchase offer on April 28, 2023.

The following table presents information with respect to the Fund's repurchases for the years ended December 31, 2025 and 2024:

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
January 31, 2025	February 28, 2025	139,189	0.5%	$24.42	March 31, 2025	$3,398,946	—
April 30, 2025	May 28, 2025	265,506	0.7%	$24.24	June 30, 2025	$6,434,733	—
July 31, 2025	August 27, 2025	552,561	1.1%	$24.07	September 30, 2025	$13,290,207	—
October 31, 2025	November 28, 2025	1,215,939	1.8%	$23.95	December 31, 2025	$29,116,490	—

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

No market exists for the Common Shares, and it is possible that none develops. Neither the Advisers, any placement agent nor any other person is under any obligation to make a market in the common shares of the Fund.

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

Conversely, a decrease in the general level of interest rates typically leads to a higher rate of prepayments by borrowers. Accordingly, a decrease in interest rates may result in our reinvestment of the prepayment proceeds at lower rates of return than the return on the investments that were prepaid. A decrease in interest rates could lead to loans generating lower returns for us for the same level of risk. We may therefore be required to invest in risker loans to achieve the same level of returns.

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

General economic and market conditions, such as interest rates, availability of credit, inflation rates, economic uncertainty, supply chain disruptions, labor shortages, energy and other resource shortages, changes in laws, trade barriers, currency exchange controls and national and international political circumstances, may have long-term negative effects on the U.S. and worldwide financial markets and economy. These conditions have resulted in, and in many cases continue to result in, greater price volatility, less liquidity, widening credit spreads and a lack of price transparency, with many securities remaining illiquid and of uncertain value. Such market conditions may adversely affect the Fund, including by making valuation of some of the Fund’s securities uncertain and/or result in sudden and significant valuation increases or declines in the Fund’s holdings. If there is a significant decline in the value of the Fund’s portfolio, this may impact the asset coverage levels for the Fund’s outstanding leverage.

Risks resulting from any future debt or other economic crisis could also have a detrimental impact on the global economy, the financial condition of financial institutions and our business, financial condition and results of operation. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. To the extent uncertainty regarding the U.S. or global economy negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Downgrades to the credit ratings of major banks could result in increased borrowing costs for such banks and negatively affect the broader economy. Moreover, Federal Reserve policy, including with respect to certain interest rates, may also adversely affect the value, volatility and liquidity of dividend- and interest-paying securities. Market volatility, an increase in interest rates and/or a return to unfavorable economic conditions could impair the Fund’s ability to achieve its investment objective.

The occurrence of events similar to those in recent years, such as localized wars, instability, pandemics, epidemics or outbreaks of infectious diseases in certain parts of the world, and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics, terrorist attacks in the U.S. and around the world, social and political discord, debt crises sovereign debt downgrades, increasingly strained relations between the U.S. and a number of foreign countries, new and continued political unrest in various countries, the exit or potential exit of one or more countries from the EU or the EMU, continued changes in the balance of political power among and within the branches of the U.S. government, government shutdowns, among others, may result in market volatility, may have long term effects on the U.S. and worldwide financial markets, and may cause further economic uncertainties in the U.S. and worldwide.

In particular, the impact on inflation and increased disruption to supply chains and energy resources may impact our portfolio companies, result in an economic downturn or recession either globally or locally in the U.S. or other economies, reduce business activity, spawn additional conflicts (whether in the form of traditional military action, reignited “cold” wars or in the form of virtual warfare such as cyberattacks) with similar and perhaps wider ranging impacts and consequences and have an adverse impact on the Fund’s returns and net asset value. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia, Russian-backed separatist regions in Ukraine, and certain banks, companies, government officials and other individuals in Russia and Belarus. In addition, U.S. military action overseas and the conflict in the Middle East may cause exacerbated volatility and disruptions to both the domestic and global economy, spawn additional conflicts, result in possible sanctions and countersanctions, and trigger retaliatory cyberattacks. Any of the above factors, as well as other governmental actions, could have an adverse impact on macroeconomic factors that affect the Fund and our portfolio companies' businesses, financial conditions, cashflows, and operations. We cannot predict the nature, magnitude and duration of the hostilities stemming from these conflicts. Prolonged unrest, military activities, or broad-based sanctions could have a material adverse effect on our portfolio companies. Such consequences also may increase our funding cost or limit our access to the capital markets.

The current political climate has intensified concerns about potential trade wars between China and the U.S., as each country has imposed tariffs on the other country’s products, and between the U.S. and other nations, with additional tariffs under the new administration in the U.S. also under discussion. These actions may trigger a significant reduction in international trade, the oversupply of certain manufactured goods, substantial price reductions of goods and possible failure of individual companies and/or large segments of China’s export industry, which could have a negative impact on our performance. U.S. companies that source material and goods from China and those that make large amounts of sales in China would be particularly vulnerable to an escalation of trade tensions. Uncertainty regarding the outcome of the trade tensions and the potential for a trade war could cause the U.S. dollar to decline against safe haven currencies, such as the Japanese yen and the euro. Events such as these and their consequences are difficult to predict and it is unclear whether further tariffs may be imposed or other escalating actions may be taken in the future. Any of these effects could have a material adverse effect on our business, financial condition and results of operations.

The impact of the events described above on our portfolio companies could impact their ability to make payments on their loans on a timely basis and may impact their ability to continue making their loan payments on a timely basis or meeting their loan covenants. The inability of portfolio companies to make timely payments or meet loan covenants may in the future require us to undertake amendment actions with respect to our investments or to restructure our investments, which may include the need for us to make additional investments in our portfolio companies (including debt or equity investments) beyond any existing commitments, exchange debt for equity, or change the payment terms of our investments to permit a portfolio company to pay a portion of its interest through payment-in-kind, which would defer the cash collection of such interest and add it to the principal balance, which would generally be due upon repayment of the outstanding principal.

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

Market disruptions and other geopolitical or macroeconomic events could create market volatility that negatively impact our business.

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

We are subject to risks related to inflation.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Inflation rates may change frequently and significantly as a result of various factors, including unexpected shifts in the domestic or global economy and changes in economic policies, and the Fund’s investments may not keep pace with inflation, which may result in losses to shareholders. Periods of elevated inflation and high interest rates, such as those experienced in recent years, can contribute to significant volatility in debt and equity markets. If inflation increases, the real value of our shares and dividends therefore may decline. In addition, during any periods of rising inflation, interest rates of any debt securities issued by the Fund would likely increase, which would tend to further reduce returns to shareholders. This risk is greater for fixed-income instruments with longer maturities.

Although inflation generally decelerated and stabilized throughout 2024 and 2025 due to central bank monetary tightening, including maintaining elevated interest rates, it remains above target levels set by central banks, including the Federal Reserve. Until September 2025, the Federal Reserve had held interest rates steady in 2025. Despite the interest rate reductions in the third and fourth quarters of 2025, rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023.

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

The already challenged global economic and political environment may be adversely affected by events outside the Fund’s control, such as changes in government policies, directives in the credit sector and other areas, the impact of pandemics, epidemics or outbreaks of infections disease, increases in sovereign debt, political instability, terrorist attacks, social unrest and rioting or military action affecting areas abroad and taxation and other political, economic or social developments in or affecting the world. Policymakers in many advanced economies have publicly acknowledged the need to urgently adopt credible strategies to contain public debt and excessive fiscal deficits and later bring them down to more sustainable levels. The implementation of these policies may restrict economic recovery.

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

To the extent any portion of the Fund’s investments may be in securities of non-U.S. portfolio companies in order to provide diversification or to complement the Fund’s U.S. investments, the Fund may be exposed to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks may be more pronounced for portfolio companies located or operating primarily in emerging markets, whose economies, markets and legal systems may be less developed. The consequences of the conflict between Russia and Ukraine and the conflict in the Middle East, including international sanctions, the potential impact on inflation and increased disruption to global trade may exacerbate these risks.

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation is based on our level of leverage at December 31, 2025, which represented borrowings equal to 33.2% of our total assets. On such date, we also had $2,517.9 million in total assets; $2,244.7 million in total investments; an average cost of funds of 5.9% based on contractual terms at December 31, 2025; $836.1 million aggregate principal amount of debt outstanding; and $1578.7 million of total net assets. In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio (Net of Expenses Other than Interest)” is multiplied by the total value of our investment portfolio at December 31, 2025 to obtain an assumed return to us. From this amount, interest expense (calculated by multiplying the weighted-average interest rate of 5.9% by the $836.1 million of debt) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets at December 31, 2025 to determine the “Corresponding Return to Common Stockholders.” Actual interest payments may vary.

Assumed Return on Portfolio (Net of Expenses Other than Interest)	-10.0%	-5.0%	0.0%	5.0%	10.0%
Corresponding Return to Common Shareholders	-17.3%	-10.2%	-3.1%	4.0%	11.1%

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

The Fund may invest in assets and securities that may entail unusual risks, including contradictory legislation, incomplete, unclear and changing laws, ignorance or breaches of regulations on the part of other market participants, lack of established or effective avenues for legal redress and lack of standard practices and confidentiality customs. In addition, legal, tax, and regulatory changes, as well as judicial decisions, could adversely affect the Fund. In particular, the regulatory environment relevant to the Fund and the Advisers is evolving and may entail increased regulatory involvement or result in ambiguity or conflict among legal or regulatory schemes, all of which could adversely affect the investment or trading strategies pursued by the Advisers or the value of investments. Other potential changes that could be pursued by the current or a future presidential administration could include an increase in the corporate income tax rate; changes to regulatory enforcement priorities; and spending on clean energy and infrastructure. It is impossible to predict how changes in policy or regulation will affect the investments of the Fund, but such changes may significantly increase the Fund’s costs of compliance or may necessitate the untimely liquidation of the Fund’s investments.

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

We may experience cybersecurity incidents and are subject to cyber-security risks.

Our business operations rely upon secure information technology systems for data processing, storage, and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyberattacks. Cyberattacks include, but are not limited to, gaining unauthorized access to digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyberattacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e. efforts to make network services unavailable to intended users). Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.

Cybersecurity failures or breaches by the Investment Adviser, any sub-adviser(s) and other third-party service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate our net asset value, impediments to trading, the inability of our shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. While we have established a business continuity plan in the event of, and risk management systems to prevent, such cyberattacks, such plans and systems, could prove to be inadequate, and, if compromised, could be inoperable for extended periods of time, cease to function properly, fail to adequately secure private information or have other risks that have not been identified. Furthermore, we cannot control the cybersecurity plans and systems put in place by our third-party service providers and issuers in which we invest. We and our shareholders could be negatively impacted as a result.

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

Recent technological advances in artificial intelligence and machine learning technology pose risks to our Fund and our portfolio investments. These advancements could harm our Fund and our portfolio investments by reducing the demand for both the technology and software offerings of our portfolio investments. Additionally, these advancements could significantly disrupt our portfolio investments and subject them to increased competition, which could have a material adverse effect on our business, financial condition and results of operations. Also, artificial intelligence and machine learning technology advancements, including efficiency improvements, without related increases in the adoption and development of such technologies, could also negatively impact demand for, and the valuation of, digital infrastructure assets.

Our Fund and our portfolio investments could be exposed to the risks of artificial intelligence and machine learning technology if third-party service providers or any counterparties, whether or not known to our Fund, also use artificial intelligence and machine learning technology in their business activities. We and our portfolio companies may not be in a position to control the use of artificial intelligence and machine learning technology in third-party products or services.

Use of artificial intelligence and machine learning technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party artificial intelligence and machine learning technology applications and users.

Independent of its context of use, artificial intelligence and machine learning technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that artificial intelligence and machine learning technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of artificial intelligence and machine learning technology. To the extent that we or our portfolio investments are exposed to the risks of artificial intelligence and machine learning technology use, any such inaccuracies or errors could have adverse impacts on our Fund or our investments.

Regulations related to artificial intelligence and machine learning technology could also impose certain obligations and costs related to monitoring and compliance. For example, in April 2023, the Federal Trade Commission, U.S. Department of Justice, Consumer Financial Protection Bureau, and U.S. Equal Employment Opportunity Commission released a joint statement on artificial intelligence demonstrating interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. In October 2023, an executive order established new standards for AI safety and security. In addition to the U.S. regulatory framework, in 2024, the EU adopted the Artificial Intelligence Act in 2024, which applies to certain artificial intelligence and machine learning technology and the data used to train, test and deploy them, which may create additional compliance burdens, higher administrative costs and significant penalties should the Fund, the Investment Adviser and our portfolio companies fail to comply.

Artificial intelligence and machine learning technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments. The full extent of current or future risks related thereto is not possible to predict and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes.

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

The success of the Fund is highly dependent on the financial and managerial expertise of the Investment Adviser. The loss of one or more of the voting members of the Investment Committee could have a material adverse effect on the performance of the Fund. Although the Investment Adviser and the voting members of the Investment Committee devote a significant amount of their respective efforts to the Fund, they actively manage investments for other clients and are not required to (and will not) devote all of their time to the Fund’s affairs. In addition, in connection with the acquisition of TCP (an indirect subsidiary of the Investment Adviser) by BlackRock in August 2018, certain senior members of the Investment Adviser’s investment team and other key advisory personnel were granted retention bonuses. As the last of such retention bonuses have recently been paid, there may be less economic incentive for certain senior investment team members and certain other key personnel to remain with the Investment Adviser than in prior periods. Certain members of the Investment Adviser's investment team that received such bonuses have left the firm. The loss of key members of the Investment Adviser’s investment team, or a material portion of other key advisory personnel, could have a material adverse effect on the performance of the Fund if the Investment Adviser were unable to replace such persons in a timely manner.

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

If the Investment Adviser identifies a co-investment opportunity and the Fund is unable to rely on Order or other no-action positions of the SEC staff for that particular co-investment opportunity, the Investment Adviser will be required to determine which Client Accounts should make the investment at the potential exclusion of other Client Accounts. In such circumstances, the Investment Adviser will adhere to the Allocation Policy (defined herein) in order to determine the Client Account to which to allocate investment opportunities. Accordingly, it is possible that the Fund may not be given the opportunity to participate in investments made by other Client Accounts.

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

In addition, in regulated industries and in certain markets, and in certain futures and derivative transactions, there are limits on the aggregate amount of investment by affiliated investors that may not be exceeded without a regulatory filing, the grant of a license or other regulatory or corporate consent. For example, the U.S. Commodity Futures Trading Commission (“CFTC”), the U.S. commodities exchanges and certain non-U.S. exchanges have established limits referred to as “speculative position limits” or “position limits” on the maximum long or short (or, for some commodities, the gross) positions which any person or group of persons may own, hold or control in certain futures or options on futures contracts, and such rules generally require aggregation of the positions owned, held or controlled by related entities. Any such limits may prevent the Fund from acquiring positions that might otherwise have been desirable or profitable. Under certain circumstances, the Investment Adviser may restrict a purchase or sale of securities, derivative instruments or other assets on behalf of Client Accounts in anticipation of a future conflict that may arise if such purchase or sale would be made. Any such determination will take into consideration the interests of the relevant Client Accounts, the circumstances that would give rise to the future conflict and applicable law. Such determination will be made on a case-by-case basis.

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

BlackRock Financial Management, Inc., our Administrator and an affiliate of the Advisers, has purchased our Common Shares, and as of December 31, 2025 holds approximately 8.88% of our outstanding common shares. The Advisers, our Administrator and their affiliates may purchase our Common Shares in the future. The Advisers, our Administrator and their affiliates will not acquire Common Shares with the intention to resell or re-distribute such shares. The purchase of Common Shares by the Advisers, our Administrator and their affiliates could create certain risks, including, but not limited to, that the Advisers, our Administrator and their affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our Common Shares. Shareholders who beneficially own 25% or more of the outstanding Common Shares of the Fund may be deemed to “control” the Fund for purposes of the 1940 Act. For so long as the Advisers, our Administrator or their affiliates hold a significant portion of our Common Shares, they may exert a significant influence on the outcome of any matters submitted to a vote of our shareholders.

BlackRock Acquisition of HPS.

On July 1, 2025, BlackRock acquired 100% of the business and assets of HPS LLC. There is no guarantee that BlackRock will be able to successfully maintain and continue to build its business after the BlackRock/HPS Transaction or that BlackRock or the Advisers will be able to successfully optimize their business operations following the completion of the BlackRock/HPS Transaction. In particular, as with any business combination, BlackRock and the Advisers will be subject to substantial risks, including with respect to the long-term retention of key employees, the successful consolidation of corporate, technological and administrative infrastructures and the retention of existing business and operational relationships. It is possible that employees currently involved in the operation of the Advisers may not continue with the Advisers after the BlackRock/HPS Transaction and the operations and business relationships of BlackRock and the Advisers may be disrupted following the BlackRock/HPS Transaction. The integration of HPS LLC into BlackRock will be a complex, costly and time-consuming process and if BlackRock experiences difficulties in this process, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on BlackRock and the Advisers for an undetermined period. There can be no assurances that BlackRock or the Advisers will realize the potential operating efficiencies, synergies and other benefits currently anticipated from the BlackRock/HPS Transaction, and a failure to obtain such synergies may adversely affect the operations of BlackRock or the Advisers. Some of the challenges presented by the integration of the businesses are outside of BlackRock’s control, and any of them could result in delays, increased costs, decreases in the amount of potential synergies and diversion of management’s time and energy, which could materially affect BlackRock or the Advisers. In the event that the BlackRock/HPS Transaction has an adverse impact on the Advisers, including for the foregoing reasons, our operations and investment results may be adversely affected.

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

BlackRock’s Enterprise Risk Management Framework

BlackRock recognizes the importance of identifying, assessing, and managing material risks associated with cybersecurity threats. Cybersecurity represents an important component of BlackRock’s approach to ERM. BlackRock leverages a multi-layered defense model in which cybersecurity operational processes are executed by global information security and other firmwide teams, supported by dedicated internal audit and technology risk management (“TRM”) teams that independently review technology risks. BlackRock’s cybersecurity program is fully integrated into its ERM framework and is aligned with recognized frameworks, including NIST Cybersecurity Framework, Cyber Risk Institute Profile, ISO/IEC 27001/27002, and other leading frameworks. BlackRock aims to inform and continuously improve its cybersecurity program through engagement with regulatory, client, insurer, vendor, partner, peer, government and industry organizations and associations, as well as external audit, technology risk, information security and other assessments.

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

i.
Governance: As discussed in more detail under the heading “BlackRock’s Cybersecurity Governance” below, the oversight by BlackRock’s Board of Directors (“BlackRock’s Board”) of cybersecurity risk management is supported by BlackRock’s Risk Committee, which regularly interacts with BlackRock’s risk management function, BlackRock’s Chief Risk Officer (“CRO”) and Chief Information Security Officer (“CISO”), along with other members of management. In addition, technology and cybersecurity risks are formally overseen by a dedicated management risk governance committee, the Technology Risk and Cybersecurity Committee (“TRCC”), which is a sub-committee of the firmwide Enterprise Risk Committee (“ERC”).
ii.
Cross-Functional Approach: BlackRock has implemented a global, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing layered preventative, detective, reactive and recovery controls to identify and manage cybersecurity risks.
iii.
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
iv.
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
v.
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
vi.
Education and Awareness: BlackRock’s employees and contractors receive communications on its evolving information security policies and procedures and are required to complete an annual information security training to equip them with effective tools to address cybersecurity threats.

BlackRock’s global information security team, in collaboration with the technology risk and internal audit teams, engages in the periodic assessment and testing of BlackRock’s cyber risks and cybersecurity program. These efforts may include a wide range of activities, including audits, assessments, wargames and “tabletop” exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. BlackRock also participates in financial services industry and government forums to improve both internal and sector cybersecurity defense. BlackRock regularly engages third parties and advisors to assess its cybersecurity control environment. The results of certain program and control assessments are reported to the Risk Committee, and BlackRock adjusts its cybersecurity program as appropriate based on the information provided by these assessments.

As of December 31, 2025, the Fund is not aware of any cybersecurity risks that have materially affected or are reasonably likely to materially affect the Fund's business strategy, results of operations, or financial condition.

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

BlackRock’s cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by BlackRock’s CISO. As of December 31, 2025, the CISO had over 31 years of experience in information technology with a 25-year concentration in information security, including previously serving as the CISO at several global financial institutions, and held the Certified Information Systems Security Professional certification. The CISO works closely with the leadership team and other subject matter experts in the global cybersecurity group, who collectively have extensive prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and overseeing cybersecurity controls in technology risk and audit functions, as well as having relevant degrees and industry-leading certifications.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Share Issuances

Our offering consists of three classes of Common Shares, Institutional Class shares, Class S shares and Class D shares. The share classes have different ongoing stockholder servicing fees. Other than the differences in ongoing stockholder servicing fees, each class of Common Shares has the same economics and voting rights. Our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares. As of December 31, 2025, there were 1026 holders of record of our Institutional Class shares, 945 holders of record of our Class S shares, and 69 holders of record of our Class D shares.

Net Asset Value

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents our monthly NAV per share for each of the three classes of shares since our inception through December 31, 2025.

	NAV per Share
For the Month Ended	Institutional Class	Class S	Class D
June 30, 2022	$23.49	N/A	N/A
July 31, 2022	24.40	N/A	N/A
August 31, 2022	24.86	N/A	N/A
September 30, 2022	23.74	N/A	N/A
October 31, 2022	23.89	N/A	N/A
November 30, 2022	23.93	N/A	N/A
December 31, 2022	23.69	N/A	N/A
January 31, 2023	24.28	N/A	N/A
February 28, 2023	24.25	N/A	N/A
March 31, 2023	24.23	N/A	N/A
April 30, 2023	24.38	N/A	N/A
May 31, 2023	24.05	N/A	N/A
June 30, 2023	24.49	N/A	N/A
July 31, 2023	24.73	N/A	N/A
August 31, 2023	24.85	N/A	N/A
September 30, 2023	24.99	N/A	N/A
October 31, 2023	24.70	N/A	N/A
November 30, 2023	24.87	N/A	N/A
December 31, 2023	24.85	N/A	N/A
January 31, 2024	24.92	N/A	N/A
February 29, 2024	24.93	N/A	N/A
March 31, 2024	24.98	N/A	N/A
April 30, 2024	24.93	N/A	N/A
May 31, 2024	24.95	N/A	N/A
June 30, 2024	24.84	24.84	N/A
July 31, 2024	24.75	24.75	N/A
August 31, 2024	24.79	24.79	24.79
September 30, 2024	24.77	24.77	24.77
October 31, 2024	24.83	24.83	24.83
November 30, 2024	24.84	24.84	24.84
December 31, 2024	24.79	24.79	24.79
January 31, 2025	24.77	24.77	24.77
February 28, 2025	24.64	24.64	24.64
March 31, 2025	24.42	24.42	24.42
April 30, 2025	24.11	24.11	24.11
May 31, 2025	24.27	24.27	24.27
June 30, 2025	24.24	24.24	24.24
July 31, 2025	24.22	24.22	24.22
August 31, 2025	24.20	24.20	24.20
September 30, 2025	24.07	24.07	24.07
October 31, 2025	23.99	23.99	23.99
November 30, 2025	23.98	23.98	23.98
December 31, 2025	23.95	23.95	23.95

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

Institutional Class Shares

The following table summarizes the Fund’s dividends declared for the years ended December 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 26, 2024	January 30, 2024	February 27, 2024	Regular	$0.2300	$2,348,876
February 23, 2024	February 28, 2024	March 27, 2024	Regular	0.2300	2,471,608
March 26, 2024	March 28, 2024	April 26, 2024	Regular	0.2300	2,572,189
April 24, 2024	April 29, 2024	May 29, 2024	Regular	0.2300	2,817,179
May 24, 2024	May 30, 2024	June 26, 2024	Regular	0.2300	2,983,344
June 26, 2024	June 27, 2024	July 29, 2024	Regular	0.2300	3,183,325
July 26, 2024	July 30, 2024	August 28, 2024	Regular	0.2300	3,812,774
August 23, 2024	August 29, 2024	September 26, 2024	Regular	0.2300	4,370,691
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.2300	4,658,792
October 24, 2024	October 30, 2024	November 27, 2024	Regular	0.2300	4,925,216
November 25, 2024	November 27, 2024	December 27, 2024	Regular	0.2300	5,342,972
December 20, 2024	December 30, 2024	January 29, 2025	Regular	0.2300	5,596,850
				$2.7600	$45,083,816
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$5,923,347
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	6,249,265
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	6,588,559
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.2300	7,190,565
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.2300	7,422,523
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.2300	7,802,691
July 25, 2025	July 30, 2025	August 27, 2025	Regular	0.2300	9,024,581
August 22, 2025	August 28, 2025	September 26, 2025	Regular	0.1980	8,822,622
September 26, 2025	September 29, 2025	October 29, 2025	Regular	0.1976	9,423,839
October 24, 2025	October 30, 2025	November 26, 2025	Regular	0.1966	10,429,938
November 26, 2025	November 28, 2025	December 29, 2025	Regular	0.1959	11,205,904
December 23, 2025	December 30, 2025	January 28, 2026	Regular	0.1959	11,957,706
				$2.5940	$102,041,540

Class S Shares

The following table summarizes the Fund's dividends declared for the Class S shares for the year ended December 31, 2025 and 2024.

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
June 26, 2024	June 27, 2024	July 29, 2024	Regular	$0.2300	$0.2100	$68,922	$63,626
July 26, 2024	July 30, 2024	August 28, 2024	Regular	0.2300	0.2100	142,491	131,591
August 23, 2024	August 29, 2024	September 26, 2024	Regular	0.2300	0.2100	201,157	185,825
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.2300	0.2100	255,347	235,807
October 24, 2024	October 30, 2024	November 27, 2024	Regular	0.2300	0.2100	320,062	295,709
November 25, 2024	November 27, 2024	December 27, 2024	Regular	0.2300	0.2100	377,573	348,681
December 20, 2024	December 30, 2024	January 29, 2025	Regular	0.2300	0.2100	415,880	384,088
.				$1.6100	$1.4700	$1,781,432	$1,645,327
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$0.2124	$472,537	$436,377
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	0.2125	527,138	487,029
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	0.2125	599,042	553,463
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.2300	0.2127	683,484	632,083
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.2300	0.2129	731,457	677,139
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.2300	0.2128	783,555	724,982
July 25, 2025	July 30, 2025	August 27, 2025	Regular	0.2300	0.2128	847,411	784,161
August 22, 2025	August 28, 2025	September 26, 2025	Regular	0.1980	0.1808	783,407	715,516
September 26, 2025	September 29, 2025	October 29, 2025	Regular	0.1976	0.1805	836,967	764,370
October 24, 2025	October 30, 2025	November 26, 2025	Regular	0.1966	0.1796	864,300	789,349
November 26, 2025	November 28, 2025	December 29, 2025	Regular	0.1959	0.1789	910,079	831,135
December 23, 2025	December 30, 2025	January 28, 2026	Regular	0.1959	0.1789	936,819	855,583
				$2.5940	$2.3873	$8,976,196	$8,251,187
(1)
Class S commenced operations on June 1, 2024.

Class D Shares

The following table summarizes the Fund's dividends declared for the Class D shares for the year ended December 31, 2025 and 2024.

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
August 23, 2024	August 29, 2024	September 26, 2024	Regular	$0.2300	$0.2248	$28	$27
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.2300	0.2248	51	50
October 24, 2024	October 30, 2024	November 27, 2024	Regular	0.2300	0.2200	27,906	27,275
November 25, 2024	November 27, 2024	December 27, 2024	Regular	0.2300	0.2200	29,249	28,588
December 20, 2024	December 30, 2024	January 29, 2025	Regular	0.2300	0.2200	29,297	28,638
.				$1.1500	$1.0996	$86,531	$84,578
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$0.2248	$30,170	$29,488
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	0.2248	32,328	31,597
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	0.2249	34,059	33,304
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.2300	0.2249	37,499	36,670
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.2300	0.2250	37,558	36,737
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.2300	0.2249	46,315	45,297
July 25, 2025	July 30, 2025	August 27, 2025	Regular	0.2300	0.2250	24,559	23,409
August 22, 2025	August 28, 2025	September 26, 2025	Regular	0.1980	0.1930	24,447	23,762
September 26, 2025	September 29, 2025	October 29, 2025	Regular	0.1976	0.1926	22,624	21,940
October 24, 2025	October 30, 2025	November 26, 2025	Regular	0.1966	0.1916	22,433	21,861
November 26, 2025	November 28, 2025	December 29, 2025	Regular	0.1959	0.1909	18,547	18,073
December 23, 2025	December 30, 2025	January 28, 2026	Regular	0.1959	0.1909	18,287	17,821
				$2.5940	$2.5332	$348,827	$339,959
(1)
Class D commenced operations on August 1, 2024.

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

Subject to FINRA and other limitations on underwriting compensation, we will pay a shareholder servicing and/or distribution fee equal to: (a) for Class S shares, a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV of the Class S shares calculated monthly as of the beginning of the first calendar day of the month and (b) for Class D shares, a shareholder servicing fee equal to 0.25% per annum of the aggregate NAV of the Class D shares calculated monthly as of the beginning of the first calendar day of the month. Eligibility to receive the ongoing servicing fee is conditioned on a participating broker or other intermediary providing the following ongoing services with respect to the Class S or Class D shares: responding to customer inquiries of a general nature regarding the Fund; crediting distributions from us to customer accounts; arranging for bank wire transfer of funds to or from a customer’s account; responding to customer inquiries and requests regarding shareholder reports, notices, proxies and proxy statements, and other Fund documents; forwarding prospectuses, tax notices and annual and quarterly reports to beneficial owners of our shares; assisting us in establishing and maintaining shareholder accounts and records; assisting customers in changing account options, account designations and account addresses; and providing such other similar services as we may reasonably request to the extent an authorized service provider is permitted to do so under applicable statutes, rules or regulations. The Distributor will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers or intermediaries for ongoing shareholder services performed by such brokers or intermediaries, and will waive shareholder servicing and/or distribution fees to the extent a broker or intermediary is not eligible to receive it for failure to provide such services. Because the shareholder servicing and/or distribution fees with respect to Class S and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan. Shareholder servicing and/or distribution fees are similar to a commission in that the amount an investor pays may exceed the value of services they receive.

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

Under the Fund’s share repurchase plan, to the extent the Fund offers to repurchase shares in any particular quarter, the Fund expects to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”).The one-year holding period is measured as of the subscription closing date immediately following the valuation date of the applicable tender offer. The Early Repurchase Deduction may be waived at the Fund's or Distributor's discretion (a) in the case of repurchase requests arising from the death, divorce or qualified disability of the holder, (b) due to trade or operational error, or (c) for repurchase requests with respect to shares held in accounts of asset allocation programs, such as model portfolio management programs (and similar arrangements). The Early Repurchase Deduction will be waived in the event that a shareholder's shares are purchased because the shareholder has failed to maintain the $500 minimum account balance. In the event that any shareholder fails to maintain the minimum balance of $500 of our shares, we may repurchase all of the shares held by that shareholder at the repurchase price in effect on the date we determine that the shareholder has failed to meet the minimum balance. Minimum account repurchases will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in our NAV. In the event of a minimum account repurchase, the Early Repurchase Deduction will be waived. In addition, the Fund’s Common Shares are sold to certain feeder vehicles primarily created to hold the Fund’s Common Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Fund may not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders.

The following table presents information with respect to the Fund's repurchases for the years ended December 31, 2025 and 2024:

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
January 31, 2025	February 28, 2025	139,189	0.5%	$24.42	March 31, 2025	$3,398,946	—
April 30, 2025	May 28, 2025	265,506	0.7%	$24.24	June 30, 2025	$6,434,733	—
July 31, 2025	August 27, 2025	552,561	1.1%	$24.07	September 30, 2025	$13,290,207	—
October 31, 2025	November 28, 2025	1,215,939	1.8%	$23.95	December 31, 2025	$29,116,490	—

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

Unregistered Sales of Equity Securities

Refer to our Current Reports on Form 8-K filed with the SEC on January 24, 2025, February 25, 2025, March 24, 2025, April 24, 2025, May 23, 2025, June 26, 2025, July 25, 2025, August 26, 2025, September 26, 2025, October 24, 2025, November 25, 2025, and December 29, 2025 for information about unregistered sales of our equity securities during the fiscal year ended December 31, 2025.

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

On July 1, 2025, BlackRock, Inc. completed its previously announced acquisition of 100% of the business and assets of HPS Investment Partners (“HPS”), a leading global credit investment manager (the “BlackRock/HPS Transaction”). In connection with the BlackRock/HPS Transaction, certain senior personnel of HPS joined the Advisor’s investment committee for the Company’s portfolio as voting members.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934 (the "Exchange Act"), public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of December 31, 2025, approximately 89.2% of our total assets were invested in qualifying assets.

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

The Adviser has agreed to waive any portion of the income component of the Incentive Fee attributable to the inclusion of Expense Payments (as set forth in the Expense Support and Conditional Reimbursement Agreement) in the calculation of (i) aggregate net investment income before incentive compensation or (ii) total return.

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

The three-level hierarchy for fair value measurement is defined as follows:

Level 1: Quoted prices in active markets for identical assets

Level 2: Other direct and indirect observable market inputs (for example, quoted prices in inactive markets or quotes for comparable investments)

Level 3: Independent third-party valuation sources that employ significant unobservable inputs

As of December 31, 2025, none of our investments were categorized as Level 1, 26.9% were categorized as Level 2 and 73.1% were Level 3 investments valued based on valuations by independent third party sources.

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

Portfolio and investment activity

During the year ended December 31, 2025, we invested approximately $1,623.1 million, comprised of new investments in 127 new portfolio companies, as well as draws made on existing commitments and payment in kind ("PIK") received on prior investments, all of which were in senior secured loans. Additionally, we received approximately $406.1 million in proceeds from sales or repayments during the year ended December 31, 2025.

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

At December 31, 2025, our investment portfolio of $2,244.7 million (at fair value) consisted of 268 portfolio companies and was invested 100.0% in senior secured loans and 0.0% in equity investments. Our average portfolio company investment at fair value was approximately $8.4 million. Our largest portfolio company investment by fair value was approximately 2.1% of our portfolio and our five largest portfolio company investments by fair value comprised approximately 10.2% of our portfolio at December 31, 2025.

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

The industry composition of our portfolio at fair value at December 31, 2025 was as follows:

Industry	December 31, 2025
Software	20.4%
Professional Services	10.0%
Diversified Financial Services	7.9%
Construction and Engineering	6.7%
Capital Markets	4.7%
Insurance	4.7%
Health Care Technology	4.3%
Commercial Services and Supplies	4.1%
IT Services	3.4%
Hotels, Restaurants and Leisure	3.2%
Internet Software and Services	2.7%
Automobiles	2.1%
Aerospace and Defense	2.1%
Road and Rail	2.0%
Wireless Telecommunication Services	1.9%
Healthcare Providers and Services	1.7%
Media	1.6%
Electrical Equipment	1.5%
Communications Equipment	1.5%
Machinery	1.5%
Internet and Catalog Retail	1.4%
Diversified Consumer Services	1.2%
Textiles, Apparel and Luxury Goods	1.2%
Building Products	1.2%
Chemicals	1.1%
Other	5.9%
Totals	100.0%

The weighted average effective yield of our debt and total portfolio was 8.8% at December 31, 2025 and 10.6% at December 31, 2024. At December 31, 2025, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, the Federal Funds Rate or PRIME Rate, and 0.0% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 80.0% at December 31, 2025. At December 31, 2024, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, the Federal Funds Rate or PRIME Rate, and 0.0% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 81.2% at December 31, 2024. Debt investments in two portfolio companies were on non-accrual status as of December 31, 2025, representing 0.1% of the portfolio at fair value and 0.3% at cost. Debt investments in one portfolio company were on non-accrual status as of December 31, 2024, representing 0.0% of the portfolio at fair value and 0.0% at cost.

Results of operations

Investment income

Investment income totaled $163.5 million, $74.3 million, and $34.2 million, respectively, for the years ended December 31, 2025, 2024 and 2023, all of which was attributable to interest and fees on our debt investments. The increase in investment income in the year ended December 31, 2025 compared to the year ended December 31, 2024 reflects the significant increase in portfolio size as the Fund continues to ramp up.

Expenses

Total net operating expenses for the years ended December 31, 2025, 2024 and 2023 were $65.8 million, $30.9 million and $11.3 million, respectively, comprised of $43.1 million, $15.7 million and $8.4 million in interest and other debt expenses, $13.7 million, $6.3 million and $3.3 million in incentive fees, $12.3 million, $4.9 million and $2.0 million in management fees, $2.5 million, $0.0 million and $0.0 million in amortization of offering costs, $1.5 million, $1.1 million and $1.3 million in administrative expenses, $1.3 million, $0.8 million and $0.7 million in professional fees, $(0.5) million, $0.5 million and $0.0 million in incentive fees on capital gains, and $3.9 million, $1.6 million and $1.0 million in other operating expenses, offset by $(10.8) million, $0.0 million, and $0.0 million in expense support, $(1.3) million, $0.0 million, and $(3.3) million in incentive fee waivers, respectively. The increase in expenses in the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily reflects the significant increase in portfolio size, amount of debt outstanding, and other Fund activities as the Fund continues to ramp up.

Net investment income (loss)

Net investment income was $97.7 million, $43.4 million and $22.8 million respectively, for the years ended December 31, 2025, 2024 and 2023. The increase in net investment income reflects the higher investment income, partially offset by the higher operating expenses in the year ended December 31, 2025 compared to the year ended December 31, 2024.

Net realized and unrealized gain or loss

Net realized gain (loss) for the years ended December 31, 2025, 2024 and 2023 were $(4.7) million, $(1.4) million and $0.1 million respectively. Net realized losses for the year ended December 31, 2025 was comprised primarily of $(1.3) million in losses from the restructuring of our investments in Streamland Media Midco and $(1.0) million in losses from the sales of our investments in Magenta Security Holdings.

For the years ended December 31, 2025, 2024 and 2023 the change in net unrealized appreciation (depreciation) was $(15.5) million, $3.3 million and $5.3 million, respectively. The change in net unrealized appreciation (depreciation) for the year ended December 31, 2025 was primarily driven by $(6.2) million change in unrealized depreciation in Engineering Research Holding LLC, $(3.3) million on our investment in Spark Buyer, LLC, $(2.3) million on our investment in Alpine Acquisition Corp II, $(1.9) million on our investment in GI Consilio Parent LLC, $(1.6) million on our investment in DTI Holdco, Inc, $(1.3) million on our investment in Express Wash Acquisition Company, LLC, as well as change in unrealized losses across the portfolio, partially offset by $1.1 million reversal of previously recognized unrealized depreciation from the restructuring of our investment in Streamland Media Midco LLC. The change in net unrealized appreciation (depreciation) for the year ended December 31, 2024 was primarily driven by $0.9 million in reversal of previously recognized unrealized depreciation from the repayment of our investment in Nephron Pharmaceuticals Corp. and $0.7 million change in unrealized appreciation in our investment in Research Now Group, as well as change in unrealized gains across the portfolio, offset by $(1.2) million change in unrealized depreciation in our investment in Streamland Media Midco and $(0.5) million on our investment in Alpine Acquisition Corp II. The change in net unrealized appreciation (depreciation) for the year ended December 31, 2023 was primarily driven by $0.4 million change in unrealized appreciation on our investment in Fender Musical Instruments Corp and $0.4 million change in unrealized appreciation in our investment in Accordion Partners, as well as change in unrealized gains across the portfolio, offset by $(0.9) million change in unrealized depreciation in our investment in Nephron Pharmaceuticals Corp and $(0.5) million on our investment in Magenta Buyer.

Incentive compensation

The income component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less aggregate income incentive compensation previously paid in with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 5.0% total return hurdle on daily weighted average unreturned capital contributions (the “Hurdle Rate”). The capital gains component of the incentive fee will be the amount, if positive, equal to the lesser of (i) 12.5% of the aggregate realized capital gains (computed net of realized losses and net of unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid or distributed in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters or (ii) 12.5% of cumulative aggregate realized capital gains (computed net of realized losses and net of unrealized capital depreciation, if any) since commencement of the Fund, less capital gains incentive compensation previously paid or distributed since commencement of the Fund. The capital gains component will be paid in full prior to payment of the income component. In any case, incentive compensation (including both the income and capital gains components) will only be paid to the extent the trailing twelve quarter (or if shorter, the number of calendar quarters that have occurred since commencement of the fund) total return of the Fund after incentive compensation and including such payment would equal or exceed a 5% annual total return on daily weighted average unreturned contributed capital contributions for such period. For the year ended December 31, 2025, $13.7 million in incentive fees were earned, compared to $6.3 million earned for the year ended December 31, 2024 and $3.3 million earned for the year ended December 31, 2023. For the years ended December 31, 2025, 2024 and 2023, $(0.5) million, $0.5 million and $0, respectively, incentive fees on capital gains were accrued on a liquidation basis (but not payable) under GAAP. The Investment Adviser has waived any portion of the income component of the Incentive Fee attributable to the inclusion of Expense Payments in the calculation of (i) aggregate net investment income before incentive compensation or (ii) total return. For the years ended December 31, 2025, 2024 and 2023, the Advisor waived incentive fees in an amount of $(1.3) million, $0.0 million, and $(3.3) million, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. For the years ended December 31, 2025 and 2024, no excise tax was recorded. For the year ended December 31, 2023, excise tax expenses of $0.1 million was recorded, based on the amount of tax-basis ordinary income carried forward at the year-end.

Net increase (decrease) in net assets resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $77.5 million, $45.4 million and $28.3 million respectively for the years ended December 31, 2025, 2024 and 2023.

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

Pursuant to Expense Support and Conditional Reimbursement Agreement, the Investment Adviser may also elect to pay certain expenses on the Fund’s behalf, provided that no portion of an Expense Payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Fund. For the year ended December 31, 2025, the Fund received $10.8 million in expense support from the Investment Adviser.

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

On November 27, 2024, the Borrower entered into Amendment No. 3 to the Credit Facility (the "First Amended and Restated Credit and Security Agreement"). The amendment increased the total revolving commitments from $75.0 million to $125.0 million, increased total term commitments from $225.0 million to $325.0 million, and modified certain other terms of the Credit Facility, including (i) extending the final maturity date to June 3, 2033, (ii) extending the reinvestment period to June 3, 2026, and (iii) extending the delayed draw term loan commitment termination date until December 15, 2025. The credit facility commitment fees accrual rate was amended at a rate equal to 0.35% per annum, if as of such date the outstanding principal amount of the Revolving Advances is greater than 50% of the Revolving Commitment otherwise the rate is 0.50% per annum. The rate for Term Commitment was amended at 0.35% per annum for the first three months following any Incremental Commitment Effective Date, and thereafter 0.50% per annum. The Credit Facility includes usual and customary events of default for credit facilities of this nature. Borrowings under the Credit Facility are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

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

On December 12, 2025, the Fund entered into Amendment No. 2 to First Amended and Restated Credit and Security Agreement (the “Second Amendment”) to extend the commitment period for certain undrawn term loan commitments to May 2, 2026. As of December 31, 2025, there was $260.0 million drawn on the Credit Facility.

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

On August 7, 2025, the Fund entered into the First Amendment to the Revolving Credit Facility (the “First Amendment”), which, among other things, (i) extends the revolver availability period from April 2028 to August 2029, (ii) extends the scheduled maturity date from April 2029 to August 2030, (iii) increases the accordion provision to permit increases to a total facility amount of up to $600.0 million, (iv) increases the total facility amount from $150.0 million to $315.0 million, and (v) resets the minimum shareholders’ equity test.

On December 5, 2025, the Fund entered into a joinder agreement (“Joinder Agreement”) which increased the aggregate amount of outstanding total revolving commitments under the Revolving Credit Facility to $365.0 million. The other material terms of the Revolving Credit Facility remain unchanged. As of December 31, 2025, there was $51.0 million drawn on the Revolving Credit Facility.

On November 18, 2024, the Fund entered into a Master Note Purchase Agreement (the “Master Note Purchase Agreement”), governing the issuance (a) on November 18, 2024, of $70.0 million aggregate principal amount of its 7.14% Series 2024A Senior Notes, Tranche A, due November 18, 2027 (the “Tranche A Notes”), and (b) on January 22, 2025 (subject to customary closing conditions), of $55.0 million aggregate principal amount of its 7.33% Series 2024A Senior Notes, Tranche B, due January 22, 2030 (the “Tranche B Notes” and, together with the Tranche A Notes, the “Notes”), to qualified institutional investors in a private placement. The Tranche A Notes bear interest at a rate equal to 7.14% per annum that is payable semi-annually on May 18 and November 18 of each year, beginning on May 18, 2025. The Tranche B Notes bear interest at a rate equal to 7.33% per annum that is payable semi-annually on January 22 and July 22 of each year, beginning on July 22, 2025. The Notes will be guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). The Tranche A Notes were issued at a closing on November 18, 2024, and the Tranche B Notes were issued at a closing which occurred on January 22, 2025. As of December 31, 2025, there was $70.0 million and $55.0 million, respectively, outstanding on the Tranche A Notes and Tranche B Notes.

On May 28, 2025, BlackRock Private Credit Fund Leverage II, LLC (the “SG Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Fund, established the SG Revolving Credit Facility, a $200.0 million revolving credit facility with Societe

Generale as Administrative agent (the "SG Revolving Credit Facility”). The SG Revolving Credit Facility matures on May 29, 2027 and generally bears interest at term SOFR plus, for a period of 1 year from the date of entry into the SG Revolving Credit Facility, 1.15% and, thereafter, 1.25%. The proceeds of the SG Revolving Credit Facility were used to acquire a portfolio of broadly syndicated leveraged loans (the “SG Portfolio Assets”). Pursuant to a collateral management agreement between the SG Borrower and the Fund, the Fund was responsible for the selection, management and reporting of the SG Portfolio Assets. The SG Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the SG Borrower of additional indebtedness and on the SG Borrower’s ability to make distributions, as well as customary events of default. As of September 30, 2025, the SG Borrower was in full compliance with such covenants. As of December 31, 2025, there was $200.0 million drawn on the SG Revolving Credit Facility.

On October 1, 2025, the Fund closed on an offering 110 promissory notes due October 1, 2055 (the “Promissory Notes”) in a private offering, with each Promissory Note being issued in connection with the issuance of one common share of the Fund (the “Promissory Notes Offering”) to accredited investors (as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (“Securities Act”). The aggregate principal amount of the Promissory Notes is $110,000 less the net asset value, as of October 1, 2025, of the common shares issued in the Promissory Notes Offering. The Fund will pay an interest totaling $120 per year on each outstanding Promissory Note, with such interest to be paid semi-annually on or before June 30 and December 31 each year, beginning on December 31, 2025.

On October 8, 2025, the Fund entered into the First Supplement (the “First Supplement”) to the Master Note Purchase Agreement, dated November 18, 2024, as supplemented by the First Supplement, the “Purchase Agreement”), governing the issuance (a) on October 8, 2025, of $150.0 million aggregate principal amount of its 6.14% Series 2025A Senior Notes, Tranche B, due October 8, 2030 (the “2025A Tranche B Notes”), and (b) on December 17, 2025 (subject to customary closing conditions), of $50.0 million aggregate principal amount of its 5.78% Series 2025A Senior Notes, Tranche A, due December 17, 2028 (the “2025A Tranche A Notes” and, together with the 2025A Tranche B Notes, the “2025A Notes”), to qualified institutional investors in a private placement. The 2025A Tranche B Notes were issued on October 8, 2025 and the 2025A Tranche A Notes were issued on December 17, 2025, subject to customary closing conditions.

The 2025A Tranche B Notes bear an interest rate of 6.14% per year and are payable semi-annually on April 8 and October 8, beginning April 8, 2026. The 2025A Tranche A Notes bear an interest rate of 5.78% per year payable semi-annually on June 17 and December 17 of each year, beginning on June 17, 2026. The 2025A Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Fund is obligated to offer to prepay the 2025A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2025A Notes are general unsecured obligations of the Fund that rank pari passu with all outstanding and future unsecured and unsubordinated indebtedness issued by the Fund.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. After obtaining shareholder approval by written consent on March 16, 2022, the Fund’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of December 31, 2025, the Fund's asset coverage ratio was 286%.

Net cash used in operating activities for the year ended December 31, 2025 was $1,118.7 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $1,206.8 million and net investment income (net of non-cash income and expenses) of approximately $88.1 million.

Net cash provided by financing activities was $1,298.8 million for the year ended December 31, 2025, consisting primarily of $933.0 million in proceeds from share issuances, $191.0 million in credit facility draws (net of repayments), $255.1 million in proceeds from the Senior Notes, offset by $51.6 million dividends paid in cash to shareholders, $24.5 million payments of repurchased shares and $4.1 million payments of debt issuance costs.

At December 31, 2025, we had $221.2 million in cash and cash equivalents.

Share Transactions

The following table summarizes transactions in Common Shares for the years ended December 31, 2025 and 2024:

	Year ended December 31, (1)
	2025		2024
	Shares	Amount	Shares	Amount
Institutional Class
Subscriptions	35,326,769	$855,541,552	13,602,003	$337,869,390
Share transfers between classes	179,403	4,341,091	—	—
Distributions reinvested	2,102,102	51,063,803	1,270,509	31,574,888
Share Repurchases	(902,557)	(21,853,128)	(146,864)	(3,643,716)
Net Increase (Decrease)	36,705,717	$889,093,318	14,725,648	$365,800,562

Class S
Subscriptions	3,040,787	73,986,811	1,806,766	44,856,000
Distributions reinvested	44,165	1,068,261	1,410	35,010
Share Repurchases	(110,995)	(2,664,421)	—	—
Net Increase (Decrease)	2,973,957	$72,390,651	1,808,176	$44,891,010

Class D
Subscriptions	140,964	3,429,598	127,369	3,155,500
Share transfers between classes	(179,403)	(4,341,091)	—	—
Distributions reinvested	4,408	106,430	12	295
Net Increase (Decrease)	(34,031)	$(805,063)	127,381	$3,155,795

______________________

(1)
Class S commenced operations on June 1, 2024 and Class D commenced operations on August 1, 2024.

The following table presents information with respect to the Fund's repurchases for the years ended December 31, 2025 and 2024:

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
January 31, 2025	February 28, 2025	139,189	0.5%	$24.42	March 31, 2025	$3,398,946	—
April 30, 2025	May 28, 2025	265,506	0.7%	$24.24	June 30, 2025	$6,434,733	—
July 31, 2025	August 27, 2025	552,561	1.1%	$24.07	September 30, 2025	$13,290,207	—
October 31, 2025	November 28, 2025	1,215,939	1.8%	$23.95	December 31, 2025	$29,116,490	—

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

On December 12, 2025, the Fund entered into Amendment No. 2 to First Amended and Restated Credit and Security Agreement (the “Second Amendment”) to extend the commitment period for certain undrawn term loan commitments to May 2, 2026. As of December 31, 2025, there was $260.0 million drawn on the Credit Facility.

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

On December 5, 2025, the Fund entered into a joinder agreement (“Joinder Agreement”) which increased the aggregate amount of outstanding total revolving commitments under the Revolving Credit Facility to $365.0 million. The other material terms of the Revolving Credit Facility remain unchanged. As of December 31, 2025, there was $51.0 million drawn on the Revolving Credit Facility.

On November 18, 2024, the Fund entered into the Master Note Purchase Agreement, governing the issuance (a) on November 18, 2024, of $70,000,000 aggregate principal amount of its 7.14% Tranche A Notes, due November 18, 2027, and (b) on January 22, 2025, of $55,000,000 aggregate principal amount of its 7.33% Tranche B Notes, due January 22, 2030. As of December 31, 2025, there was $70.0 million and $55.0 million, respectively outstanding on the Tranche A Notes and Tranche B Notes.

On May 28, 2025, SG Borrower entered into the SG Revolving Credit Facility, a $200.0 million revolving credit facility with Societe Generale as Administrative agent. The SG Revolving Credit Facility matures on May 29, 2027 and generally bears interest at term SOFR plus, for a period of 1 year from the date of entry into the SG Revolving Credit Facility, 1.15% and, thereafter, 1.25%. The SG Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the SG Borrower of additional indebtedness and on the SG Borrower’s ability to make distributions, as well as customary events of default. As of December 31,2025, there was $200.0 million drawn on the SG Revolving Credit Facility.

On October 1, 2025, the Fund closed on an offering 110 promissory notes due October 1, 2055 (the “Promissory Notes”) in a private offering, with each Promissory Note being issued in connection with the issuance of one common share of the Fund (the “Promissory Notes Offering”) to accredited investors (as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended

(“Securities Act”). The aggregate principal amount of the Promissory Notes is $110,000 less the net asset value, as of October 1, 2025, of the common shares issued in the Promissory Notes Offering. The Fund will pay an interest totaling $120 per year on each outstanding Promissory Note, with such interest to be paid semi-annually on or before June 30 and December 31 each year, beginning on December 31, 2025.

On October 8, 2025, the Fund entered into the First Supplement to the Master Note Purchase Agreement, dated November 18, 2024, governing the issuance of $150.0 million in aggregate principal amount of its 6.14% Series 2025A Senior Notes, Tranche B (the “2025A Tranche B Notes”), and $50.0 million aggregate principal amount of its 5.78% Series 2025A Senior Notes, Tranche A (the “2025A Tranche A Notes” and, together with the 2025A Tranche B Notes, the “2025A Notes”), to qualified institutional investors in a private placement. The 2025A Tranche B Notes were issued on October 8, 2025 and the 2025A Tranche A Notes will be issued on December 17, 2025, subject to customary closing conditions. The 2025A Tranche B Notes bear an interest rate of 6.14% per year and are due on October 8, 2030, unless redeemed, purchased, or prepaid prior to such date by the Fund or its affiliates in accordance with their terms. The 2025A Tranche A Notes will bear an interest rate of 5.78% per year and will be due on December 17, 2028, unless redeemed, purchased, or prepaid prior to such date by the Fund or its affiliates in accordance with their terms. Interest on the 2025A Tranche B Notes will be due semiannually, beginning April 8, 2026. Interest on the 2025A Tranche A Notes will be due semiannually, beginning June 17, 2026. The Fund is obligated to offer to prepay the 2025A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2025A Notes are general unsecured obligations of the Fund that rank pari passu with all outstanding and future unsecured and unsubordinated indebtedness issued by the Fund. In addition, in the event that a Below Investment Grade Event occurs, the 2025A Notes will bear interest at the rate per annum which is 1.00% above the interest rate then in effect on the applicable 2025A Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which such Below Investment Grade Event is no longer continuing. As of December 31, 2025, there was $150.0 million and $50.0 million, respectively, outstanding on the 2025A Tranche B Notes and 2025A Tranche A Notes.

We cannot assure shareholders that we will be able to enter into any other credit facilities on favorable terms or at all. In connection with any other credit facilities or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. Borrowings under the Credit Facility, the Revolving Credit Facility and SG Revolving Credit Facility are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

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

Institutional Class Shares

The following tables summarize the Fund’s dividends declared and paid for the Institutional Class shares for the years ended December 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 26, 2024	January 30, 2024	February 27, 2024	Regular	$0.2300	$2,348,876
February 23, 2024	February 28, 2024	March 27, 2024	Regular	0.2300	2,471,608
March 26, 2024	March 28, 2024	April 26, 2024	Regular	0.2300	2,572,189
April 24, 2024	April 29, 2024	May 29, 2024	Regular	0.2300	2,817,179
May 24, 2024	May 30, 2024	June 26, 2024	Regular	0.2300	2,983,344
June 26, 2024	June 27, 2024	July 29, 2024	Regular	0.2300	3,183,325
July 26, 2024	July 30, 2024	August 28, 2024	Regular	0.2300	3,812,774
August 23, 2024	August 29, 2024	September 26, 2024	Regular	0.2300	4,370,691
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.2300	4,658,792
October 24, 2024	October 30, 2024	November 27, 2024	Regular	0.2300	4,925,216
November 25, 2024	November 27, 2024	December 27, 2024	Regular	0.2300	5,342,972
December 20, 2024	December 30, 2024	January 29, 2025	Regular	0.2300	5,596,850
				$2.7600	$45,083,816
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$5,923,347
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	6,249,265
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	6,588,559
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.2300	7,190,565
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.2300	7,422,523
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.2300	7,802,691
July 25, 2025	July 30, 2025	August 27, 2025	Regular	0.2300	9,024,581
August 22, 2025	August 28, 2025	September 26, 2025	Regular	0.1980	8,822,622
September 26, 2025	September 29, 2025	October 29, 2025	Regular	0.1976	9,423,839
October 24, 2025	October 30, 2025	November 26, 2025	Regular	0.1966	10,429,938
November 26, 2025	November 28, 2025	December 29, 2025	Regular	0.1959	11,205,904
December 23, 2025	December 30, 2025	January 28, 2026	Regular	0.1959	11,957,706
				$2.5940	$102,041,540

Class S Shares

The following table summarizes the Fund's dividends declared for the Class S shares for the years ended December 31, 2025 and 2024.

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
June 26, 2024	June 27, 2024	July 29, 2024	Regular	$0.2300	$0.2100	$68,922	$63,626
July 26, 2024	July 30, 2024	August 28, 2024	Regular	0.2300	0.2100	142,491	131,591
August 23, 2024	August 29, 2024	September 26, 2024	Regular	0.2300	0.2100	201,157	185,825
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.2300	0.2100	255,347	235,807
October 24, 2024	October 30, 2024	November 27, 2024	Regular	0.2300	0.2100	320,062	295,709
November 25, 2024	November 27, 2024	December 27, 2024	Regular	0.2300	0.2100	377,573	348,681
December 20, 2024	December 30, 2024	January 29, 2025	Regular	0.2300	0.2100	415,880	384,088
.				$1.6100	$1.4700	$1,781,432	$1,645,327
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$0.2124	$472,537	$436,377
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	0.2125	527,138	487,029
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	0.2125	599,042	553,463
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.2300	0.2127	683,484	632,083
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.2300	0.2129	731,457	677,139
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.2300	0.2128	783,555	724,982
July 25, 2025	July 30, 2025	August 27, 2025	Regular	0.2300	0.2128	847,411	784,161
August 22, 2025	August 28, 2025	September 26, 2025	Regular	0.1980	0.1808	783,407	715,516
September 26, 2025	September 29, 2025	October 29, 2025	Regular	0.1976	0.1805	836,967	764,370
October 24, 2025	October 30, 2025	November 26, 2025	Regular	0.1966	0.1796	864,300	789,349
November 26, 2025	November 28, 2025	December 29, 2025	Regular	0.1959	0.1789	910,079	831,135
December 23, 2025	December 30, 2025	January 28, 2026	Regular	0.1959	0.1789	936,819	855,583
				$2.5940	$2.3873	$8,976,196	$8,251,187

_____________________________________________

(1)
Class S commenced operations on June 1, 2024.

Class D Shares

The following table summarizes the Fund's dividends declared for the Class D shares for the years ended December 31, 2025 and 2024.

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
August 23, 2024	August 29, 2024	September 26, 2024	Regular	$0.2300	$0.2248	$28	$27
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.2300	0.2248	51	50
October 24, 2024	October 30, 2024	November 27, 2024	Regular	0.2300	0.2200	27,906	27,275
November 25, 2024	November 27, 2024	December 27, 2024	Regular	0.2300	0.2200	29,249	28,588
December 20, 2024	December 30, 2024	January 29, 2025	Regular	0.2300	0.2200	29,297	28,638
.				$1.1500	$1.0996	$86,531	$84,578
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$0.2248	$30,170	$29,488
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	0.2248	32,328	31,597
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	0.2249	34,059	33,304
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.2300	0.2249	37,499	36,670
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.2300	0.2250	37,558	36,737
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.2300	0.2249	46,315	45,297
July 25, 2025	July 30, 2025	August 27, 2025	Regular	0.2300	0.2250	24,559	23,409
August 22, 2025	August 28, 2025	September 26, 2025	Regular	0.1980	0.1930	24,447	23,762
September 26, 2025	September 29, 2025	October 29, 2025	Regular	0.1976	0.1926	22,624	21,940
October 24, 2025	October 30, 2025	November 26, 2025	Regular	0.1966	0.1916	22,433	21,861
November 26, 2025	November 28, 2025	December 29, 2025	Regular	0.1959	0.1909	18,547	18,073
December 23, 2025	December 30, 2025	January 28, 2026	Regular	0.1959	0.1909	18,287	17,821
				$2.5940	$2.5332	$348,827	$339,959

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

Recent Developments

On January 2, 2026, the Fund accepted $33.2 million of additional subscriptions, to purchase $30.0 million of additional Institutional shares, $3.1 million of additional Class S shares and $0.1 million of additional Class D shares, par value $0.001 per share. On January 21, 2026, the number of shares being purchased was fixed when the purchase price of $23.95 per Institutional, Class S shares and Class D shares were determined by the Fund. As a result, the Fund issued 1.3 million Institutional shares, 0.1 million Class S shares and 0.0 million Class D shares and received $33.2 million in proceeds.

On January 26, 2026, the Fund declared a regular distribution as follows:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Institutional Shares	$0.1956	$—	$0.1956
Class S Shares	0.1956	0.0170	0.1786
Class D Shares	0.1956	0.0050	0.1906

The distribution was paid on February 25, 2026 to shareholders of record at the close of business on January 29, 2026. The distribution was paid in cash or reinvested in Fund shares for shareholders participating in the Fund’s distribution reinvestment plan.

On February 2, 2026, the Fund accepted $48.4 million of additional subscriptions, to purchase $45.1 million of additional Institutional shares, $3.3 million of additional Class S shares and $0.0 million of additional Class D shares, par value $0.001 per share. On February 20, 2026, the number of shares being purchased was fixed when the purchase price of $23.90 per Institutional, Class S shares and Class D shares were determined by the Fund. As a result, the Fund issued 1.9 million Institutional shares, 0.1 million Class S shares and 0.0 million Class D shares and received $48.4 million in proceeds.

On February 24, 2026, the Fund declared a regular distribution as follows:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Institutional Shares	$0.1951	$—	$0.1951
Class S Shares	0.1951	0.0169	0.1782
Class D Shares	0.1951	0.0050	0.1901

The distribution will be payable to shareholders of record at the close of business on February 26, 2026 and will be paid on March 27, 2026. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund’s distribution reinvestment plan.

On February 24, 2026, the Board approved an amendment and restatement of the Fund’s multi-class plan (the “Multi-Class Plan”). The Multi-Class Plan, among other things, allows the Fund’s shares to be exchanged to other share classes. The Multi-Class Plan became effective immediately.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At December 31, 2025, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At December 31, 2025, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 80.0%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2025, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$52,656,346	$0.80
Up 200 basis points	34,984,073	0.53
Up 100 basis points	17,311,799	0.26
Down 100 basis points	(17,116,522)	(0.26)
Down 200 basis points	(33,726,070)	(0.51)
Down 300 basis points	(46,781,252)	(0.71)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of BlackRock Private Credit Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of BlackRock Private Credit Fund and subsidiaries (the "Fund"), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, cash flows, and changes in net assets for each of the three years in the period then ended, financial highlights (in Note 9) for each of the three years in the period then ended and for the period from March 18, 2022 (inception) through December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2025 and 2024, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the three years in the period then ended and for the period from March 18, 2022 (inception) through December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 2, 2026

We have served as the Fund’s auditor since 2022.

BlackRock Private Credit Fund

Consolidated Statements of Assets and Liabilities

	December 31, 2025	December 31, 2024

Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $2,254,646,820 and $1,035,050,829, respectively)	$2,244,701,289	$1,040,393,586
Total investments (cost of $2,254,646,820 and $1,035,050,829, respectively)	2,244,701,289	1,040,393,586

Cash and cash equivalents	221,222,080	41,078,437
Receivable for investments sold	22,267,609	7,996,181
Interest, dividends and fees receivable	14,713,952	6,523,832
Deferred debt issuance costs	5,936,159	4,147,931
Prepaid expenses and other assets	9,070,139	2,314,798
Total assets	2,517,911,228	1,102,454,765

Liabilities
Debt (net of deferred issuance costs of $1,864,718 and $866,702, respectively)	834,215,865	389,133,298
Payable for investments purchased	65,091,915	43,346,561
Interest and debt related payables	14,992,092	4,009,503
Distribution payable	12,831,110	6,009,553
Incentive fees payable	4,430,296	3,978,275
Management fees payable	4,290,672	1,791,192
Reimbursements due to the Investment Adviser	140,296	1,125,355
Accrued capital gains incentive fees	—	498,552
Accrued expenses and other liabilities	3,186,235	1,370,802
Total liabilities	$939,178,481	$451,263,091

Commitments and contingencies (Note 5)

Net assets	$1,578,732,747	$651,191,674

Composition of net assets applicable to common shareholders
Common shares of beneficial interest, $0.001 par value; 65,915,332 and 26,269,689 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	$65,914	$26,269
Paid-in capital in excess of par	1,605,160,851	648,200,991
Distributable earnings (loss)	(26,494,018)	2,964,414
Total net assets	1,578,732,747	651,191,674
Total liabilities and net assets	$2,517,911,228	$1,102,454,765

Net assets per share	$23.95	$24.79

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Assets and Liabilities

	December 31, 2025	December 31, 2024

NET ASSET VALUE PER SHARE
Institutional Shares:
Net assets	$1,461,960,470	$603,211,729
Common shares outstanding ($0.001 par value, unlimited shares authorized)	61,039,850	24,334,133
Net asset value per share	$23.95	$24.79
Class S Shares:
Net assets	$114,536,454	$44,822,335
Common shares outstanding ($0.001 par value, unlimited shares authorized)	4,782,132	1,808,175
Net asset value per share	$23.95	$24.79
Class D Shares:
Net assets	$2,235,823	$3,157,610
Common shares outstanding ($0.001 par value, unlimited shares authorized)	93,350	127,381
Net asset value per share	23.95	24.79

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Operations

	For the Year Ended December 31,
	2025	2024	2023
Investment income
Interest income:
Non-controlled, non-affiliated investments	$160,771,247	$73,019,203	$33,655,119
PIK income:
Non-controlled, non-affiliated investments	2,686,735	1,305,287	583,204
Total investment income	163,457,982	74,324,490	34,238,323

Operating expenses
Interest and other debt expenses	43,125,784	15,678,170	8,398,203
Incentive fees earned	13,692,577	6,276,956	3,332,075
Management fees	12,272,372	4,852,983	2,041,069
Amortization of continuous offering costs	2,539,429	—	—
Administrative expenses	1,468,248	1,076,464	1,289,972
Professional fees	1,349,031	798,480	658,223
Custody Fees	1,253,435	417,858	224,751
Distribution and servicing fees
Class S	725,009	136,105	—
Class D	8,868	1,953	—
Director fees	284,593	315,451	271,500
Organizational expenses	161,704	—	—
Insurance expense	32,666	28,930	28,933
Incentive fees on capital gains (1)	(498,552)	498,552	—
Other operating expenses	1,475,316	802,451	426,002
Total operating expenses	77,890,480	30,884,353	16,670,728
Expense Support (Note 3)	(10,779,084)	—	—
Incentive fee waivers	(1,347,386)	—	(3,332,075)
Management fee waivers	—	—	(2,041,069)
Net operating expenses	65,764,010	30,884,353	11,297,584

Net investment income before taxes	97,693,972	43,440,137	22,940,739
Excise tax expense	—	—	106,746
Net investment income	97,693,972	43,440,137	22,833,993

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(3,971,809)	(1,431,808)	77,570
Foreign currency translation	(738,734)	—	—
Net realized gain (loss)	(4,710,543)	(1,431,808)	77,570

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(15,776,725)	3,345,673	5,346,656
Foreign currency translation	288,149	—	—
Net change in unrealized appreciation (depreciation)	(15,488,576)	3,345,673	5,346,656

Net realized and unrealized gain (loss)	(20,199,119)	1,913,865	5,424,226

Net increase (decrease) in net assets resulting from operations	$77,494,853	$45,354,002	$28,258,219

_______________________________________

(1) Net investment income amounts displayed above are net of the accrual for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with Generally Accepted Accounting Principles (“GAAP”) for the years ended December 31, 2025, 2024 and 2023 (see Note 3).

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Changes in Net Assets

	Common Shares		Paid in Capital	Distributable	Total Net
	Shares	Par Amount	in Excess of Par	Earnings (loss)	Assets
Balance at December 31, 2022	4,968,576	$4,969	$120,449,278	$(2,768,970)	$117,685,277

Share Transactions
Institutional Class:
Issuance of common shares	3,934,546	3,934	96,733,131	—	96,737,065
Issuance of common shares from dividend reinvestment plan	705,362	705	17,294,622	—	17,295,327
Net investment income	—	—	—	22,833,993	22,833,993
Net realized and unrealized gain (loss)	—	—	—	5,424,226	5,424,226
Dividends paid to common shareholders
Institutional Class		—	—	(21,171,862)	(21,171,862)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(106,746)	106,746	—
Balance at December 31, 2023	9,608,484	$9,608	$234,370,285	$4,424,133	$238,804,026
.
Share Transactions
Institutional Class:
Issuance of common shares	13,602,003	13,602	337,855,788	—	337,869,390
Issuance of common shares from dividend reinvestment plan	1,270,509	1,271	31,573,617	—	31,574,888
Repurchase of common shares	(146,864)	(147)	(3,643,569)	—	(3,643,716)
Class S:
Issuance of common shares	1,806,766	1,807	44,854,193	—	44,856,000
Issuance of common shares from dividend reinvestment plan	1,410	1	35,009	—	35,010
Class D:
Issuance of common shares	127,369	127	3,155,373	—	3,155,500
Issuance of common shares from dividend reinvestment plan	12	—	295	—	295
Net investment income	—	—	—	43,440,137	43,440,137
Net realized and unrealized gain (loss)	—	—	—	1,913,865	1,913,865
Dividends paid to common shareholders:
Institutional Class	—	—	—	(45,083,816)	(45,083,816)
Class S	—	—	—	(1,645,327)	(1,645,327)
Class D	—	—	—	(84,578)	(84,578)
Balance at December 31, 2024	26,269,689	$26,269	$648,200,991	$2,964,414	$651,191,674

Share Transactions
Institutional Class:
Issuance of common shares	35,326,769	35,327	855,506,225	—	855,541,552
Issuance of common shares from dividend reinvestment plan	2,102,102	2,102	51,061,701	—	51,063,803
Share transfers between classes	179,403	179	4,340,912	—	4,341,091
Repurchase of common shares	(902,557)	(903)	(21,852,225)	—	(21,853,128)
Class S:
Issuance of common shares	3,040,787	3,041	73,983,770	—	73,986,811
Issuance of common shares from dividend reinvestment plan	44,165	44	1,068,217	—	1,068,261
Repurchase of common shares	(110,995)	(111)	(2,664,310)	—	(2,664,421)
Class D:
Issuance of common shares	140,964	141	3,429,457	—	3,429,598
Issuance of common shares from dividend reinvestment plan	4,408	4	106,426	—	106,430
Share transfers between classes	(179,403)	(179)	(4,340,912)	—	(4,341,091)
Net investment income	—	—	—	97,693,972	97,693,972
Net realized and unrealized gain (loss)	—	—	—	(20,199,119)	(20,199,119)
Dividends paid to common shareholders:
Institutional Class	—	—	—	(102,041,540)	(102,041,540)
Class S	—	—	—	(8,251,187)	(8,251,187)
Class D	—	—	—	(339,959)	(339,959)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principles	—	—	(3,679,401)	3,679,401	—
Balance at December 31, 2025	65,915,332	$65,914	$1,605,160,851	$(26,494,018)	$1,578,732,747

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2025	2024	2023
Operating activities
Net increase (decrease) in net assets resulting from operations	$77,494,853	$45,354,002	$28,258,219
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	4,710,543	1,431,808	(77,570)
Change in net unrealized (appreciation) depreciation of investments	14,549,554	(3,345,673)	(5,346,656)
Net amortization of investment discounts and premiums	(6,534,656)	(5,020,865)	(3,167,347)
Interest and dividend income paid in kind	(2,758,282)	(1,375,308)	(694,111)
Amortization of deferred debt issuance costs	1,333,663	438,149	193,554
Changes in assets and liabilities:
Purchases of investments	(1,620,367,679)	(773,893,941)	(248,934,358)
Proceeds from disposition of investments	406,092,817	142,736,794	64,848,048
Decrease (increase) in interest, dividends and fees receivable	(8,190,120)	(3,124,063)	(2,134,446)
Decrease (increase) in receivable for investments sold	(14,271,428)	(7,377,342)	(596,291)
Decrease (increase) in prepaid expenses and other assets	(6,755,341)	(1,541,422)	(489,986)
Increase (decrease) in interest and debt related payables	10,982,589	1,843,476	1,075,837
Increase (decrease) in incentive fees payable	452,021	3,978,275	—
Increase (decrease) in management fees payable	2,499,480	1,791,192	—
Increase (decrease) in accrued capital gains incentive fees	(498,552)	498,552	—
Increase (decrease) in reimbursements due to the Investment Adviser	(985,059)	877,413	199,376
Increase (decrease) in payable for investments purchased	21,745,354	29,486,011	6,686,087
Increase (decrease) in accrued expenses and other liabilities	1,815,433	6,822	214,362
Net cash provided by (used in) operating activities	(1,118,684,810)	(567,236,120)	(159,965,282)

Financing activities
Proceeds from common shares sold	932,957,961	373,956,051	91,787,065
Contribution received in advance	—	—	11,924,839
Proceeds from issuance of Notes	255,110,000	70,000,000	—
Draws on credit facilities	1,010,890,948	396,000,000	121,000,000
Repayments of credit facility draws	(819,920,365)	(232,000,000)	(60,000,000)
Payments of debt issuance costs	(4,119,907)	(3,546,409)	(320,295)
Dividends paid in cash to shareholders	(51,572,635)	(12,845,227)	(1,666,198)
Payments of repurchased shares	(24,517,549)	(3,643,716)	—
Net cash provided by (used in) financing activities	1,298,828,453	587,920,699	162,725,411

Net increase (decrease) in cash and cash equivalents (including restricted cash)	180,143,643	20,684,579	2,760,129
Cash and cash equivalents (including restricted cash) at beginning of period	41,078,437	20,393,858	17,633,729
Cash and cash equivalents (including restricted cash) at end of period	$221,222,080	$41,078,437	$20,393,858

Supplemental cash flow information
Interest payments	$30,804,212	$13,396,545	$7,128,811
Excise tax payments	$—	$—	$18,395
Distribution payable	$12,831,110	$6,009,553	$3,651,224
Reinvestment of dividends during the period	$52,238,494	$31,610,193	$17,295,327

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Schedule of Investments

December 31, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments(A)
Aerospace and Defense
Arcline FM Holdings, LLC (Fairbanks Morse)	First Lien Term Loan	SOFR(Q)	0.75%	2.75%	6.42%	6/23/2030	$2,887,923	$2,893,381	$2,903,489	0.12%
Cobham Ultra US Co-Borrower LLC (Ultra Electronics)	First Lien Term Loan	SOFR(S)	—	4.18%	8.37%	8/4/2029	$3,228,596	3,230,317	3,242,721	0.13%
Engineering Research Holding LLC (Astrion, Inc.)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	8/29/2031	$22,807,353	22,528,778	16,649,368	0.68%	E
Kaman Corporation	First Lien Term Loan	SOFR(Q)	—	2.50%	6.32%	1/30/2032	$5,772,929	5,754,549	5,803,266	0.24%
Kaman Corporation	First Lien Delayed Draw Term Loan	SOFR(Q)	—	2.50%	6.43%	2/26/2032	$52,283	49,913	55,158	—
Propulsion BC Finco Sarl (Luxembourg)	First Lien Term Loan	SOFR(Q)	—	5.00%	8.69%	11/20/2032	$1,586,823	1,592,220	1,596,741	0.06%	C
Skydio, Inc	First Lien Term Loan	SOFR(M)	2.50%	2.75% Cash +2.75% PIK	9.17%	12/4/2029	$7,711,220	7,652,362	7,641,819	0.31%	E
Skydio, Inc	First Lien Delayed Draw Term Loan B	SOFR(M)	2.50%	5.00% Cash	8.73%	12/4/2029	$—	(29,429)	(33,750)	—	D/E
Skydio, Inc	First Lien Delayed Draw Term Loan A	SOFR(M)	2.50%	5.00% Cash	8.73%	12/4/2029	$3,750,000	3,720,571	3,716,250	0.15%	E
Signia Aerospace, LLC	First Lien Term Loan	SOFR(Q)	—	2.75%	6.44%	11/21/2031	$5,459,791	5,473,122	5,486,708	0.22%
Signia Aerospace, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	2.75%	6.44%	11/21/2031	$—	659	590	—
								52,866,443	47,062,360	1.91%
Automobiles
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	EURIBOR(M)	0.75%	5.88%	7.78%	8/22/2031	€17,275,741	19,439,337	19,604,164	0.80%	C/E
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	9.47%	8/22/2031	$29,249,834	28,219,047	28,228,108	1.14%	C/E
								47,658,384	47,832,272	1.94%
Auto Components
Clarios Global LP (Canada)	First Lien Term Loan	SOFR(M)	—	2.75%	6.47%	1/14/2032	$6,214,425	6,252,714	6,254,228	0.25%	C

Beverages
Triton Water Holdings Inc	First Lien Term Loan	SOFR(Q)	—	2.25%	5.92%	3/31/2028	$622,540	622,540	625,033	0.03%

Building Products
Gulfside Supply Inc	First Lien Term Loan	SOFR(Q)	—	3.00%	6.67%	5/29/2031	$1,599,360	1,594,580	1,580,376	0.06%
TL Alpine Holding Corp.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	9.72%	8/1/2030	$9,624,423	9,477,443	9,662,921	0.39%	E
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.98%	3/1/2030	$9,975,199	9,836,159	9,675,943	0.40%	E
Wilsonart LLC	First Lien Term Loan	SOFR(Q)	—	4.25%	7.92%	7/25/2031	$5,261,473	5,189,992	5,109,259	0.21%
								26,098,174	26,028,499	1.06%
Capital Markets
Apex Group Treasury LLC	First Lien Term Loan	SOFR(Q)	—	3.50%	7.39%	2/20/2032	$1,005,419	983,504	950,121	0.04%
Ardonagh Group FinCo Pty Ltd (Australia)	First Lien Term Loan	SOFR(Q)	—	2.75%	6.42%	2/27/2031	$4,622,921	4,615,454	4,621,973	0.19%	C
Ascensus Holdings, Inc	First Lien Term Loan	SOFR(M)	0.50%	3.00%	6.72%	8/2/2028	$2,951,085	2,954,873	2,951,675	0.12%
Allspring Buyer, LLC	First Lien Term Loan	SOFR(Q)	—	2.75%	6.81%	11/1/2030	$815,550	817,113	820,953	0.03%
BCPE Pequod Buyer Inc. (Envestnet Inc.)	First Lien Term Loan	SOFR(M)	—	3.00%	6.72%	9/19/2031	$2,166,438	2,171,851	2,173,880	0.09%
Brookfield Properties Retail Holding LLC	First Lien Term Loan	SOFR(M)	—	3.50%	7.22%	5/28/2030	$309,445	305,326	311,472	0.01%
Focus Financial Partners, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.22%	9/15/2031	$6,308,415	6,312,705	6,326,142	0.26%
Grant Thornton Advisors LLC	First Lien Term Loan	SOFR(M)	—	2.75%	6.47%	6/2/2031	$5,352,996	5,347,282	5,369,751	0.22%
Grant Thornton Advisors LLC	First Lien Term Loan	SOFR(M)	—	3.00%	6.72%	5/30/2031	$919,695	909,316	924,459	0.04%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Capital Markets (Continued)
OVG Business Services LLC (Oak View)	First Lien Term Loan	SOFR(M)	—	3.00%	6.72%	6/15/2031	$1,828,491	$1,828,360	$1,834,205	0.07%
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.42%	1/31/2031	$44,967,275	44,495,836	44,595,800	1.80%	E
PMA Parent Holdings, LLC	First Lien Revolver	SOFR(Q)	0.75%	4.75%	8.42%	1/31/2031	$—	(53,869)	(41,575)	—	D/E
Wharf Street Rating Acquisition, LLC (KBRA)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.75%	8.47%	9/16/2032	$—	(38,662)	(27,661)	—	D/E
Wharf Street Rating Acquisition, LLC (KBRA)	First Lien Revolver	SOFR(M)	0.75%	4.75%	8.47%	9/16/2032	$—	(37,713)	(27,661)	—	D/E
Wharf Street Rating Acquisition, LLC (KBRA)	First Lien Term Loan	SOFR(M)	0.75%	4.75%	8.47%	9/16/2032	$35,437,574	35,098,029	35,188,625	1.43%	E
								105,709,405	105,972,159	4.30%
Chemicals
Advancion (f/k/a Aruba Investments Holdings, LLC)	First Lien Term Loan	SOFR(M)	0.75%	4.10%	7.82%	11/24/2027	$1,230,720	1,227,201	1,133,801	0.05%
Ascend Learning, LLC	First Lien Term Loan	SOFR(M)	—	3.00%	6.72%	12/11/2028	$2,804,601	2,781,774	2,817,867	0.11%
CP Iris Holdco I, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	—	4.00%	7.72%	10/27/2032	$74,543	74,693	73,048	—
CP Iris Holdco I, Inc	First Lien Term Loan	SOFR(M)	—	4.00%	7.72%	10/18/2032	$2,625,211	2,630,656	2,615,366	0.11%
Derby Buyer LLC	First Lien Term Loan	SOFR(M)	—	3.00%	6.75%	11/1/2030	$4,719,861	4,727,660	4,740,345	0.18%
Discovery Purchaser Corporation	First Lien Term Loan	SOFR(Q)	0.50%	3.75%	7.61%	10/4/2029	$3,808,974	3,755,238	3,669,547	0.15%
INEOS Composites International Holdings LLC (FORTIS)	First Lien Term Loan	SOFR(Q)	—	3.50%	7.17%	2/6/2032	$722,370	720,757	717,313	0.03%
Olympus Water US Holding Corporation (Solenis)	First Lien Term Loan	SOFR(Q)	0.50%	3.00%	6.67%	6/9/2031	$4,227,335	4,215,451	4,197,067	0.17%
Sparta U.S. Holdco LLC	First Lien Term Loan	SOFR(M)	0.75%	3.00%	6.86%	8/2/2028	$2,154,660	2,136,167	2,142,088	0.09%
W. R. Grace Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.50%	3.00%	6.67%	8/19/2032	$1,663,830	1,653,877	1,668,505	0.07%
								23,923,474	23,774,947	0.96%
Commercial Services and Supplies
Allied Universal Holdco LLC	First Lien Term Loan	SOFR(M)	0.75%	3.25%	6.97%	8/5/2032	$6,683,639	6,689,196	6,726,448	0.27%
Anticimex Inc. (Sweden)	First Lien Term Loan	SOFR(Q)	—	2.90%	6.81%	11/17/2031	$184,729	184,729	185,884	0.01%	C
Apollo Group Holdco, LLC (Topsail)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	9.42%	12/26/2030	$15,477,503	15,220,345	15,353,683	0.62%	E
Cohnreznick Advisory LLC	First Lien Term Loan	SOFR(Q)	—	3.50%	7.17%	3/31/2032	$21,081,233	21,006,950	21,226,272	0.85%
Cohnreznick Advisory LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	3.50%	7.17%	3/31/2032	$(3,144)	(14,726)	19,937	—	D
Creative Artists Agency, LLC.	First Lien Term Loan	SOFR(M)	—	2.50%	6.22%	10/1/2031	$4,126,534	4,128,258	4,147,167	0.17%
Dealer Tire Financial, LLC	First Lien Term Loan	SOFR(M)	—	3.00%	6.72%	7/2/2031	$1,881,242	1,875,181	1,885,945	0.08%
EnergySolutions, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.25%	6.97%	9/18/2030	$647,427	644,621	652,687	0.03%
Ensemble RCM, LLC	First Lien Term Loan B	SOFR(Q)	—	3.00%	6.84%	8/3/2029	$5,337,605	5,343,943	5,370,004	0.22%
GFL Environmental Services Inc (Canada)	First Lien Term Loan	SOFR(Q)	—	2.50%	6.27%	2/4/2032	$6,194,475	6,216,156	6,228,545	0.25%	C
Interstate Waste Services Inc	First Lien Term Loan	SOFR(Q)	—	3.25%	6.92%	10/4/2030	$1,360,475	1,362,286	1,364,733	0.06%
Madison Safety & Flow LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.23%	9/26/2031	$3,753,631	3,764,526	3,784,918	0.15%
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	8.92%	8/23/2028	$5,451,836	5,389,531	5,380,537	0.22%	E
Modigent, LLC (Pueblo)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.92%	8/23/2028	$1,415,717	1,400,135	1,397,202	0.06%	E
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	8.92%	8/23/2028	$982,031	970,820	969,188	0.04%	E
Modigent, LLC (Pueblo)	First Lien Revolver	SOFR(Q)	0.75%	5.25%	8.92%	8/23/2027	$—	(10,153)	(9,853)	—	D/E
TA TT Buyer, LLC (TouchTunes, Octave Music)	First Lien Tranche B-1 Term Loan	SOFR(Q)	0.50%	4.75%	8.42%	4/1/2029	$16,717,565	16,719,731	16,346,686	0.66%
								90,891,529	91,029,983	3.69%
Construction Materials
Covia Holdings LLC	First Lien Term Loan	SOFR(Q)	—	2.75%	6.71%	2/12/2032	$2,330,322	2,333,466	2,317,214	0.10%
Potters Industries, LLC	First Lien Term Loan	SOFR(Q)	—	2.50%	6.17%	12/9/2032	$275,000	274,313	276,031	0.01%
								2,607,779	2,593,245	0.11%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Construction and Engineering
Brand Industrial Services Inc	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	8.35%	8/1/2030	$4,645,232	$4,605,767	$4,245,626	0.17%
Brown & Settle, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.26%	5/16/2030	$21,998,615	21,517,923	22,174,604	0.90%	E
Brown & Settle, Inc.	First Lien Revolver	SOFR(M)	1.00%	6.25%	10.12%	5/16/2030	$1,838,836	1,785,263	1,838,836	0.07%	E
Compsych Holdings Corp	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.61%	7/22/2031	$12,925,854	12,874,575	13,055,113	0.54%	E
Compsych Holdings Corp	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.61%	7/22/2031	$—	(7,414)	37,376	—	D/E
JF Acquisition, LLC (JF Petroleum)	First Lien Term Loan	SOFR(M)	1.00%	5.75%	9.48%	6/18/2030	$35,990,440	35,422,152	35,630,536	1.44%	E
JF Acquisition, LLC (JF Petroleum)	First Lien Revolver	SOFR(M)	1.00%	5.75%	9.48%	6/18/2030	$—	(75,397)	(41,587)	—	D/E
JF Acquisition, LLC (JF Petroleum)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.75%	9.48%	6/18/2030	$—	(110,852)	(67,232)	—	D/E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.34%	2/1/2030	$2,381,164	2,364,060	2,381,164	0.10%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	4.50%	8.46%	2/1/2030	$1,648,177	1,633,251	1,648,177	0.07%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.27%	2/1/2030	$983,549	959,834	983,549	0.04%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Revolver	SOFR(Q)	1.00%	4.50%	8.29%	2/1/2029	$—	(1,898)	—	—	D/E
Legence Holdings LLC (Refficiency)	First Lien Term Loan	SOFR(M)	—	2.25%	5.97%	12/16/2031	$3,028,997	3,039,748	3,053,608	0.12%
Pioneer Acquisitionco, LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	6.94%	10/23/2032	$188,000	187,540	189,058	0.01%
RBS Buyer Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.84%	7/31/2031	$—	(19,794)	34,064	—	D/E
RBS Buyer Inc.	First Lien Revolver	SOFR(Q)	1.00%	5.00%	8.84%	7/31/2031	$—	(65,979)	—	—	D/E
RBS Buyer Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.84%	7/31/2031	$19,254,896	19,031,127	19,447,445	0.79%	E
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.57%	5/31/2030	$9,533,188	9,392,997	9,628,520	0.39%	E
Titan Home Improvement, LLC (Renuity)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	8.57%	5/31/2030	$—	(13,309)	18,101	—	D/E
Titan Home Improvement, LLC (Renuity)	First Lien Revolver	SOFR(Q)	1.00%	4.75%	8.57%	5/31/2030	$—	(22,172)	—	—	D/E
Tecta America Corp.	First Lien Term Loan	SOFR(M)	1.00%	2.75%	6.47%	2/18/2032	$1,376,085	1,381,131	1,383,069	0.06%
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.72%	9/4/2029	$11,069,460	10,940,583	11,124,807	0.45%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.72%	9/4/2029	$4,972,668	4,914,773	4,997,531	0.20%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.72%	9/4/2029	$2,671,969	2,671,969	2,685,329	0.11%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.72%	9/4/2029	$943,685	930,012	948,403	0.04%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.72%	9/4/2029	$9,086,694	8,970,998	9,132,127	0.37%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.72%	9/4/2029	$2,587,408	2,551,505	2,600,345	0.11%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.72%	9/4/2029	$611,620	602,754	614,678	0.02%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.72%	9/4/2029	$832,881	762,966	860,337	0.03%	E
Vortex Companies, LLC	First Lien Revolver	SOFR(M)	1.00%	5.00%	8.72%	9/4/2029	$839,464	815,675	839,464	0.03%	E
								147,039,788	149,443,048	6.06%
Consumer Finance
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	11.22%	3/30/2029	$3,118,582	3,067,974	3,069,259	0.13%	E
Lucky US BuyerCo, LLC (Global Payments)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	11.22%	3/30/2029	$371,870	365,203	365,393	0.01%	E
								3,433,177	3,434,652	0.14%
Containers and Packaging
Charter Next Generation, Inc. (fka Charter NEX US, Inc.)	First Lien Term Loan	SOFR(M)	—	2.75%	6.50%	12/1/2030	$8,161,664	8,156,985	8,188,802	0.33%
Clydesdale Acquisition Holdings, Inc	First Lien Term Loan	SOFR(M)	—	3.25%	6.97%	4/13/2029	$1,123,954	1,123,738	1,124,353	0.05%
Clydesdale Acquisition Holdings, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	—	3.25%	6.97%	4/13/2029	$17,881	17,647	(4,852)	—	D
Mauser Packaging Solutions Holding Co	First Lien Term Loan	SOFR(Q)	—	5.00%	8.69%	4/15/2030	$800,000	780,339	786,168	0.03%
								10,078,709	10,094,471	0.41%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Communications Equipment
Digicert Inc	First Lien Term Loan	SOFR(M)	0.75%	5.75%	9.47%	7/30/2030	$33,854,115	$33,378,564	$33,471,665	1.36%	E

Distributors
Bradyplus Holdings LLC	First Lien Term Loan	SOFR(Q)	—	3.50%	7.26%	12/13/2032	$652,000	642,220	646,158	0.03%

Diversified Consumer Services
Belron Finance 2019 LLC (United Kingdom)	First Lien Term Loan	SOFR(Q)	—	2.25%	6.12%	10/16/2031	$2,054,837	2,072,303	2,068,964	0.08%	C
Express Wash Acquisition Company, LLC (Whistle)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.18%	4/10/2031	$21,560,745	21,371,400	20,137,736	0.81%	E
Express Wash Acquisition Company, LLC (Whistle)	First Lien Revolver	SOFR(Q)	1.00%	6.25%	10.18%	4/10/2031	$—	(11,194)	(84,124)	—	D/E
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	6.25%	9.92%	9/29/2028	$4,409,996	4,357,511	4,088,410	0.17%	E
Fusion Holding Corp. (Finalsite)	First Lien Revolver	Prime	0.75%	5.25%	12.00%	9/15/2027	$204,123	201,279	189,355	0.01%	E
Planet US Buyer LLC	First Lien Term Loan	SOFR(Q)	—	3.00%	6.82%	1/31/2031	$1,118,644	1,121,092	1,127,330	0.05%
								29,112,391	27,527,671	1.12%
Diversified Financial Services
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.09%	3/15/2030	$494,954	494,954	438,034	0.02%	E
Beekeeper Buyer Inc. (Archway)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.92%	6/30/2031	$5,809,164	5,755,977	5,814,973	0.24%	E
Beekeeper Buyer Inc. (Archway)	First Lien Revolver	SOFR(Q)	0.75%	5.25%	8.92%	6/30/2031	$—	(13,297)	—	—	D/E
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan E	SOFR(Q)	1.00%	4.50%	8.17%	6/1/2028	$4,934,075	4,893,263	4,890,246	0.20%	E
EdgeCo Buyer, Inc.	First Lien Term Loan B	SOFR(Q)	1.00%	4.50%	8.17%	6/1/2028	$2,522,567	2,504,839	2,503,673	0.10%	E
EdgeCo Buyer, Inc.	First Lien Term Loan	SOFR(Q)	—	4.50%	8.17%	6/1/2028	$1,102,343	1,094,596	1,094,086	0.04%	E
EdgeCo Buyer, Inc.	First Lien Revolver	SOFR(Q)	1.00%	4.50%	8.17%	6/1/2028	$—	(4,116)	(4,387)	—	D/E
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan A	SOFR(Q)	1.00%	4.50%	8.17%	6/1/2028	$214,467	212,960	212,861	0.01%	E
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	4.50%	8.17%	6/1/2028	$186,266	184,957	184,871	0.01%	E
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan C	SOFR(Q)	1.00%	4.50%	8.17%	6/1/2028	$61,928	61,492	61,464	—	E
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	5.00%	9.22%	8/19/2028	$—	(36,363)	(28,487)	—	D/E
GC Champion Acquisition LLC (Numerix)	First Lien Incremental Term Loan	SOFR(S)	1.00%	5.00%	9.22%	8/21/2028	$8,786,733	8,649,295	8,718,768	0.35%	E
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(S)	1.00%	5.00%	9.22%	8/21/2028	$10,031,377	10,011,156	9,953,784	0.40%	E
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	5.00%	9.22%	8/21/2028	$639,841	634,224	634,892	0.03%	E
GC Waves Holdings, Inc. (Mercer)	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.22%	9/30/2030	$18,925,793	18,925,793	19,115,051	0.78%	E
GC Waves Holdings, Inc. (Mercer)	First Lien Revolver	SOFR(M)	0.75%	4.50%	8.22%	8/10/2029	$—	—	—	—	E
GC Waves Holdings, Inc. (Mercer)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.22%	10/4/2030	$1,536,670	1,393,142	1,838,101	0.07%	E
Gryphon Debt Merger Sub Inc. (Altera Corporation LLC)	First Lien Term Loan	SOFR(S)	—	3.00%	6.88%	8/17/2028	$840,000	835,829	846,741	0.03%
HP PHRG Borrower LLC	First Lien Term Loan	SOFR(Q)	—	4.00%	7.67%	2/20/2032	$19,216,009	19,045,554	19,135,974	0.78%
Orion Us Finco Inc.	First Lien Term Loan	SOFR(Q)	—	3.50%	7.43%	10/10/2032	$442,000	439,852	444,590	0.02%
Oak Funding LLC	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	8.29%	12/2/2032	$17,487,635	17,315,538	17,314,735	0.70%	E
Oak Funding LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.50%	4.50%	8.29%	12/2/2032	$—	(16,861)	(16,868)	—	D/E
Payroc, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.75%	8.47%	11/1/2027	$7,515,599	7,460,323	7,500,568	0.30%	E
Payroc, LLC	First Lien Revolver	SOFR(M)	1.00%	4.75%	8.47%	11/1/2027	$—	(1,231)	(333)	—	D/E
Payroc, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.75%	8.47%	10/31/2027	$540,952	538,574	539,870	0.02%	E
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.17%	5/14/2031	$14,798,438	14,775,028	14,902,027	0.60%	E
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.17%	5/14/2031	$32,535,805	32,435,058	32,763,556	1.33%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Diversified Financial Services (Continued)
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.49%	10/4/2028	$13,961,875	$13,961,875	$13,898,907	0.56%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.17%	10/2/2028	$2,669,859	2,657,834	2,640,245	0.11%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.49%	10/4/2028	$3,629,871	3,610,401	3,613,500	0.15%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.49%	10/2/2028	$1,082,893	1,082,893	1,078,009	0.04%	E
Wealth Enhancement Group, LLC	First Lien Revolver	SOFR(Q)	1.00%	4.50%	8.17%	10/4/2028	$—	(612)	(5,948)	—	D/E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.17%	10/2/2028	$—	(16,919)	(34,318)	—	D/E
White Cap Supply Holdings, LLC	First Lien Tranche B Term Loan	SOFR(M)	—	3.25%	6.97%	10/19/2029	$7,797,923	7,770,114	7,838,511	0.32%
								176,656,122	177,887,696	7.21%
Diversified Telecommunication Services
Level 3 Financing Inc.	First Lien Term Loan	SOFR(M)	—	3.25%	6.97%	3/27/2032	$1,664,000	1,665,077	1,670,864	0.07%
Venga Finance Sarl (Luxembourg)	First Lien Term Loan	SOFR(Q)	—	4.01%	7.83%	6/28/2029	$1,246,851	1,250,735	1,252,618	0.05%	C
								2,915,812	2,923,482	0.12%

Electrical Equipment
Griffon Bidco Inc. (Layerzero)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	7/31/2031	$—	(41,944)	—	0.00%	D/E
Griffon Bidco Inc. (Layerzero)	First Lien Revolver	SOFR(Q)	0.75%	5.00%	8.67%	7/31/2031	$—	(41,944)	—	0.00%	D/E
Griffon Bidco Inc. (Layerzero)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	7/31/2031	$25,285,726	25,048,459	25,285,726	1.04%	E
Spark Buyer, LLC (Sparkstone)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.13%	10/15/2031	$11,636,468	11,492,173	9,472,085	0.38%	E
Spark Buyer, LLC (Sparkstone)	First Lien Revolver	SOFR(Q)	0.75%	5.25%	8.94%	10/15/2031	$799,273	770,122	362,024	0.01%	E
Spark Buyer, LLC (Sparkstone)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	8.94%	10/15/2031	$—	(58,301)	(874,498)	-0.04%	D/E
								37,168,565	34,245,337	1.39%
Energy Equipment and Services
PG Polaris Bidco SARL (Rosen Group) (Luxembourg)	First Lien Term Loan	SOFR(Q)	—	2.25%	5.92%	3/26/2031	$2,735,825	2,745,388	2,748,437	0.11%	C

Entertainment
City Football Group Ltd (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.50%	3.26%	6.93%	7/21/2030	$2,074,734	2,076,369	2,077,327	0.08%	C
Endeavor Operating Company LLC	First Lien Term Loan	SOFR(M)	—	3.00%	6.72%	1/28/2032	$6,270,323	6,269,522	6,314,215	0.26%
International Entertainment JJJCO 3 Ltd (ATG Entertainment LLC) (United Kingdom)	First Lien Term Loan	SOFR(Q)	—	3.00%	6.84%	4/19/2032	$457,703	455,622	455,987	0.02%	C/E
Renaissance Holding Corp.	First Lien Term Loan	SOFR(M)	—	4.00%	7.72%	12/11/2031	$960,202	941,381	841,324	0.03%
								9,742,894	9,688,853	0.39%
Food Products
Sauer Brands Inc	First Lien Term Loan	SOFR(M)	—	3.00%	6.72%	2/4/2032	$251,574	251,106	252,936	0.01%
Saratoga Food Specialties LLC (Solina France SASU) (France)	First Lien Term Loan	SOFR(Q)	—	3.25%	6.98%	3/7/2029	$932,950	936,157	941,500	0.04%	C
Wellness Pet LLC (Woof)	First Lien First Out Term Loan	SOFR(Q)	—	3.95%	7.62%	12/1/2029	$479,108	443,529	295,849	0.01%
								1,630,792	1,490,285	0.06%
Health Care Equipment and Supplies
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	—	2.75%	6.42%	3/26/2032	$462,678	460,615	465,216	0.02%
Chariot Buyer, LLC	First Lien Term Loan	SOFR(M)	0.50%	2.75%	6.47%	7/22/2032	$5,442,636	5,420,839	5,460,216	0.23%
Opal Bidco SAS (Opella) (France)	First Lien Term Loan	SOFR(Q)	—	3.00%	6.69%	4/23/2032	$6,503,700	6,528,276	6,552,478	0.26%	C
								12,409,730	12,477,910	0.51%
Healthcare Providers and Services
Acp Tara Holdings Inc. (Arcadia)	First Lien Term Loan	SOFR(Q)	—	3.25%	6.97%	9/17/2032	$152,000	151,621	153,045	0.01%	E
AHP Health Partners, Inc.	First Lien Term Loan	SOFR(M)	—	2.25%	5.97%	9/20/2032	$1,915,200	1,922,456	1,918,494	0.08%
CHG Healthcare Services, Inc.	First Lien Term Loan	SOFR(Q)	—	2.75%	6.59%	9/29/2028	$2,711,392	2,694,913	2,726,955	0.11%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Healthcare Providers and Services (Continued)
Electron Bidco Inc.	First Lien Term Loan	SOFR(M)	—	2.50%	6.22%	10/7/2028	$2,059,385	$2,064,427	$2,072,493	0.08%
LifePoint Health Inc	First Lien Term Loan	SOFR(M)	—	3.50%	7.33%	5/19/2031	$1,525,099	1,525,113	1,529,232	0.06%
LifePoint Health Inc	First Lien Term Loan	SOFR(Q)	—	3.75%	7.65%	5/16/2031	$1,917,929	1,918,013	1,926,368	0.08%
Ingenovis Health, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.25%	8.19%	3/5/2028	$238,091	236,197	69,939	—
IvyRehab Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.35%	9.02%	4/23/2029	$14,014,906	13,863,384	14,014,906	0.56%	E
IvyRehab Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.10%	8.77%	4/23/2029	$9,317,238	8,934,995	9,135,995	0.36%	E
Raven Acquisition Holdings LLC (R1 RCM)	First Lien Term Loan	SOFR(M)	—	3.00%	6.72%	11/19/2031	$1,890,777	1,890,578	1,899,125	0.08%
Raven Acquisition Holdings LLC (R1 RCM)	First Lien Delayed Draw Term Loan	SOFR(M)	—	3.00%	6.72%	11/19/2031	$—	235	602	—
Surgery Partners Holdings, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.22%	12/19/2030	$3,363,047	3,375,052	3,380,165	0.15%
								38,576,984	38,827,319	1.57%
Health Care Technology
Athenahealth Group Inc.	First Lien Term Loan	SOFR(M)	0.50%	2.75%	6.47%	2/15/2029	$9,924,727	9,918,729	9,955,742	0.40%
Cotiviti Holdings, Inc	First Lien Term Loan	SOFR(M)	—	2.75%	6.62%	2/24/2031	$1,540,082	1,528,655	1,483,615	0.06%
Cotiviti Holdings, Inc	First Lien Term Loan	SOFR(M)	—	2.75%	6.62%	2/13/2032	$906,947	898,813	872,941	0.04%
MRO Parent Corporation	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.22%	6/9/2032	$34,673,825	34,195,620	34,465,782	1.40%	E
MRO Parent Corporation	First Lien Revolver	SOFR(M)	0.75%	4.50%	8.22%	6/9/2032	$—	(41,687)	(18,136)	—	D/E
MRO Parent Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.22%	6/9/2032	$—	(20,844)	(18,136)	—	D/E
Mpulse Mobile Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.25%	6.97%	8/26/2032	$—	(36,284)	(36,732)	—	D/E
Mpulse Mobile Inc.	First Lien Revolver	SOFR(Q)	0.75%	4.75%	8.42%	8/26/2032	$—	(54,426)	(55,201)	—	D/E
Mpulse Mobile Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.42%	8/26/2032	$40,121,205	39,746,068	39,735,520	1.61%	E
Polaris Newco, LLC	First Lien Term Loan	SOFR(Q)	0.50%	3.75%	7.85%	6/2/2028	$2,920,685	2,921,313	2,823,222	0.11%
PointClickCare Technologies Inc. (Canada)	First Lien Term Loan	SOFR(Q)	—	2.75%	6.42%	11/3/2031	$4,393,621	4,401,487	4,408,274	0.18%	C
Press Ganey Holdings, Inc.	First Lien Term Loan	SOFR(M)	—	3.00%	6.72%	4/30/2031	$2,049,918	2,052,850	2,056,324	0.08%
Zelis Healthcare Corp	First Lien Term Loan	SOFR(M)	—	2.75%	6.47%	9/15/2029	$1,946,433	1,935,510	1,930,219	0.08%
								97,445,804	97,603,434	3.96%
Hotels, Restaurants and Leisure
Alterra Mountain Company	First Lien Term Loan	SOFR(Q)	—	5.00%	8.69%	5/31/2030	$1,246,875	1,255,994	1,254,668	0.05%	E
Fertitta Entertainment, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.25%	6.97%	1/27/2029	$7,914,353	7,892,164	7,921,555	0.32%
Great Canadian Gaming Corp. (Canada)	First Lien Term Loan	SOFR(Q)	—	4.75%	8.44%	11/1/2029	$429,281	429,243	423,110	0.02%	C
Herschend Entertainment Company LLC	First Lien Term Loan	SOFR(M)	—	3.25%	6.97%	5/20/2032	$2,484,600	2,490,526	2,505,048	0.10%
Motion Finco LLC	First Lien Term Loan B	SOFR(Q)	—	3.50%	7.17%	11/12/2029	$686,692	689,218	610,730	0.02%
Scientific Games Holdings LP	First Lien Term Loan	SOFR(Q)	0.50%	3.00%	6.93%	4/4/2029	$3,887,771	3,869,912	3,824,614	0.16%
Showtime Acquisition LLC (World Choice)	First Lien Term Loan	SOFR(Q)	—	4.75%	8.63%	8/13/2031	$44,822,847	44,458,777	44,442,122	1.80%	E
Stonebridge Companies, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	8.72%	5/16/2031	$6,274,616	6,190,377	6,299,714	0.26%	E
Stonebridge Companies, LLC	First Lien Revolver	SOFR(M)	0.75%	5.00%	8.72%	5/16/2030	$—	(15,669)	—	—	D/E
Stonebridge Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.00%	8.72%	5/16/2031	$—	(12,034)	7,171	—	D/E
TRQ Sales LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	6.94%	8/13/2032	$1,050,000	1,038,980	1,038,188	0.04%	E
Voyager Parent LLC	First Lien Term Loan	SOFR(Q)	—	4.75%	8.42%	5/8/2032	$1,754,603	1,740,873	1,758,060	0.07%
Whatabrands LLC	First Lien Term Loan	SOFR(Q)	—	2.50%	6.46%	8/3/2028	$1,236,877	1,241,974	1,241,534	0.05%
								71,270,335	71,326,514	2.89%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Household Durables
Hunter Douglas Holding BV (Netherlands)	First Lien Term Loan	SOFR(Q)	—	3.00%	6.21%	1/17/2032	$4,092,307	$4,087,429	$4,120,073	0.17%	C
Pye-Barker Fire & Safety LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.21%	12/10/2032	$848,250	844,022	854,523	0.03%
Pye-Barker Fire & Safety LLC	First Lien Delayed Draw Term Loan	SOFR(M)	—	2.50%	7.74%	12/10/2032	$—	—	937	—
Weber Stephen Products, LLC	First Lien Term Loan	SOFR(Q)	—	3.75%	0.00%	9/17/2032	$1,244,000	1,235,289	1,247,421	0.05%
								6,166,740	6,222,954	0.25%
Industrial Conglomerates
Beach Acquisition Bidco LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	7.23%	6/25/2032	$582,000	580,604	587,459	0.02%
Chromalloy Holdings LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	6.91%	3/31/2031	$3,801,758	3,817,350	3,828,788	0.16%
Cube Industrials Buyer Inc. (Circor)	First Lien Term Loan	SOFR(Q)	—	3.00%	7.37%	10/20/2031	$934,947	933,594	942,151	0.04%
LSF12 Crown US Commercial Bidco, LLC	First Lien Term Loan	SOFR(M)	—	3.50%	0.00%	12/2/2031	$842,313	843,713	848,630	0.03%
								6,175,261	6,207,028	0.25%
Insurance
Alliant Holdings Intermediate, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	8.79%	9/19/2031	$11,973,302	11,938,624	12,013,832	0.49%
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.79%	8/31/2029	$23,732,225	23,521,749	23,732,225	0.95%	E
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.79%	8/31/2029	$—	(12,678)	—	—	D/E
AmeriLife Holdings, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.00%	8.79%	8/31/2028	$322,848	313,299	322,848	0.01%	E
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	6.67%	8/31/2029	$921,627	910,113	921,627	0.04%	E
Amynta Agency Borrower Inc. (Mayfield)	First Lien Term Loan	SOFR(M)	—	2.75%	8.67%	12/29/2031	$4,312,013	4,316,591	4,326,825	0.18%
EBS Parent Holdings Inc. (The Difference Card)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	7/1/2032	$14,565,788	14,430,612	14,420,130	0.58%	E
EBS Parent Holdings Inc. (The Difference Card)	First Lien Revolver	SOFR(Q)	0.75%	5.00%	8.67%	7/1/2032	$—	(11,265)	(12,138)	—	D/E
EBS Parent Holdings Inc. (The Difference Card)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.17%	7/1/2032	$—	(16,897)	(36,414)	—	D/E
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.17%	9/29/2028	$5,227,629	5,178,749	5,227,629	0.21%	E
Galway Borrower LLC	First Lien Term Loan	SOFR(Q)	—	4.50%	8.22%	9/29/2028	$3,154,034	3,122,047	3,154,034	0.13%	E
Higginbotham Insurance Agency, Inc.	First Lien Term Loan	SOFR(M)	1.00%	4.50%	8.22%	6/11/2031	$15,352,328	15,352,328	15,352,328	0.62%	E
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	4.50%	8.22%	9/30/2026	$—	(59,373)	—	—	D/E
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	4.50%	8.82%	12/10/2027	$—	—	—	—	E
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.82%	8/25/2028	$9,690,530	9,665,397	9,615,380	0.39%	E
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	5.00%	8.82%	8/26/2033	$—	(8,979)	(21,013)	—	D/E
Integrity Marketing Acquisition, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.00%	6.78%	8/25/2028	$—	(84,775)	(32,452)	—	D/E
Jones Deslauriers Insurance Management Inc (Canada)	First Lien Term Loan	SOFR(Q)	—	3.00%	7.42%	12/9/2032	$1,113,988	1,111,295	1,116,773	0.05%	C
Summit Acquisition Inc.	First Lien Term Loan	SOFR(M)	—	3.50%	6.22%	10/16/2031	$151,620	151,620	152,947	0.01%	E
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	First Lien Term Loan	SOFR(M)	—	2.50%	6.42%	7/13/2031	$7,667,052	7,665,578	7,699,829	0.31%
Truist Insurance Holdings, LLC	First Lien Term Loan	SOFR(Q)	—	2.75%	0.00%	5/6/2031	$7,663,726	7,678,281	7,686,104	0.31%
								105,162,316	105,640,494	4.28%
Internet and Catalog Retail
Syndigo, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.00%	8.82%	9/2/2032	$—	(40,084)	(46,283)	—	D/E
Syndigo, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	0.00%	9/2/2032	$31,304,022	31,005,795	30,959,678	1.25%	E
								30,965,711	30,913,395	1.25%
Internet and Direct Marketing Retail
Pug LLC	First Lien Term Loan	SOFR(M)	—	4.75%	0.00%	3/15/2030	$3,698,286	3,693,285	3,672,860	0.15%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Internet Software and Services
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(Q)	1.00%	6.00%	9.86%	1/26/2029	$2,110,569	$2,078,217	$2,113,064	0.09%	C/E
Bynder Bidco B.V. (Netherlands)	First Lien Revolver B	SOFR(Q)	1.00%	6.00%	9.86%	1/26/2029	$—	(723)	—	—	C/D/E
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(Q)	1.00%	6.00%	9.86%	1/26/2029	$582,226	573,301	582,914	0.02%	C/E
Bynder Bidco, Inc. (Netherlands)	First Lien Revolver A	SOFR(Q)	1.00%	6.00%	9.86%	1/26/2029	$—	(2,624)	—	—	C/D/E
Civicplus LLC	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	9.82%	8/24/2030	$10,703,864	10,633,609	10,625,758	0.43%	E
Civicplus LLC	First Lien Revolver	SOFR(Q)	0.75%	5.50%	9.20%	8/24/2030	$—	(4,436)	(5,098)	—	D/E
Civicplus LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	9.20%	8/24/2030	$3,664,069	3,609,472	3,619,138	0.15%	E
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.07%	8/23/2029	$8,579,230	8,448,506	8,665,022	0.35%	E
e-Discovery Acquireco, LLC (Reveal)	First Lien Initial Term Loan	SOFR(Q)	1.00%	5.50%	9.32%	9/1/2028	$6,640,840	6,640,840	6,592,362	0.27%	E
e-Discovery Acquireco, LLC (Reveal)	First Lien Revolver	SOFR(Q)	1.00%	6.25%	10.07%	8/23/2029	$768,775	751,774	768,775	0.03%	E
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.34%	8/29/2029	$2,849,124	2,841,564	2,877,615	0.12%	E
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.34%	8/29/2029	$12,792,857	12,729,836	12,920,786	0.51%	E
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(M)	—	3.00%	6.72%	3/1/2029	$2,282,612	2,279,594	2,114,007	0.09%
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.65%	10.51%	1/24/2028	$10,038,061	9,935,064	10,018,186	0.41%	C/E
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Revolver	SOFR(S)	0.75%	6.50%	10.23%	1/24/2028	$187,753	180,990	186,667	0.01%	C/E
								60,694,984	61,079,196	2.48%
IT Services
Anthracite Buyer, Inc. (Coalfire)	First Lien Term Loan	SOFR(Q)	0.75%	4.50%	8.34%	12/3/2032	$17,151,957	17,067,169	17,066,197	0.68%	E
Anthracite Buyer, Inc. (Coalfire)	First Lien Revolver	SOFR(Q)	0.75%	4.50%	8.34%	12/3/2032	$—	(21,197)	(21,440)	—	D/E
CrewLine Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.59%	11/8/2030	$9,559,143	9,393,531	9,520,906	0.39%	E
CrewLine Buyer, Inc. (New Relic)	First Lien Revolver	SOFR(Q)	1.00%	6.75%	10.59%	11/8/2030	$—	(17,251)	(3,983)	—	D/E
Ensono Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	4.11%	7.83%	5/26/2028	$18,852,332	18,734,370	18,870,807	0.76%
Fortress Intermediate 3, Inc	First Lien Term Loan	SOFR(M)	—	3.00%	6.78%	6/27/2031	$3,130,808	3,140,604	3,137,680	0.13%
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.77%	6/3/2030	$11,229,177	11,063,738	11,094,427	0.45%	E
Intercept Bidco, Inc.	First Lien Revolver	SOFR(Q)	1.00%	6.00%	9.77%	6/3/2030	$—	(25,452)	(20,731)	—	D/E
Intercept Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	9.77%	6/3/2030	$—	(19,089)	(31,096)	—	D/E
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	4.73% Cash + 2.37% PIK	10.72%	12/29/2028	$2,274,371	2,241,294	1,976,428	0.08%	E
Madison Logic Holdings, Inc.	First Lien Revolver	SOFR(M)	1.00%	4.73% Cash + 2.37% PIK	10.72%	12/30/2027	$—	(1,026)	(11,240)	—	D/E
Neon Maple US Debt Mergersub Inc.	First Lien Term Loan	SOFR(M)	—	2.50%	6.22%	11/17/2031	$1,738,048	1,736,053	1,742,315	0.07%
Research Now Group, LLC (Dynata)	Second Out Term Loan	SOFR(Q)	1.00%	5.76%	9.64%	10/15/2028	$1,649,563	1,501,552	1,025,311	0.04%
Research Now Group, LLC (Dynata)	First Lien Term Loan	SOFR(Q)	—	5.26%	9.14%	7/15/2028	$232,897	218,770	232,082	0.01%
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	10.36%	5/12/2030	$4,099,217	4,035,397	3,849,165	0.16%	E
Serrano Parent, LLC (Sumo Logic)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	10.36%	5/12/2030	$—	(6,382)	(25,005)	—	D/E
Trident Technologies LLC	First Lien Term Loan	SOFR(M)	—	4.50%	8.42%	2/6/2032	$7,350,703	7,293,674	7,283,297	0.30%
								76,335,755	75,685,120	3.07%
Life Sciences Tools and Services
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	10.97%	12/21/2028	$968,857	952,064	968,857	0.04%	E
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.10%	10.83%	12/21/2028	$71,311	70,075	71,311	—	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Life Sciences Tools and Services (Continued)
Alcami Corporation	First Lien Revolver	SOFR(M)	1.00%	7.10%	10.83%	12/21/2028	$28,300	$25,993	$28,300	—	E
DNAnexus, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	3.00%	5.25%	8.98%	12/18/2029	$1,199,513	1,056,775	1,163,528	0.05%	E
DNAnexus, Inc	First Lien Term Loan	SOFR(M)	3.00%	5.25%	8.98%	12/20/2029	$5,997,566	5,949,829	5,985,571	0.24%	E
Parexel International, Inc.	First Lien Term Loan	SOFR(Q)	—	2.75%	6.53%	12/9/2031	$1,450,000	1,458,127	1,456,648	0.06%
Star Parent Inc	First Lien Term Loan	SOFR(Q)	—	4.00%	7.67%	9/27/2030	$2,274,213	2,276,858	2,279,455	0.09%
Sotera Health Holdings, LLC	First Lien Term Loan	SOFR(Q)	—	2.50%	6.34%	5/30/2031	$2,889,682	2,899,316	2,909,563	0.12%
								14,689,037	14,863,233	0.60%
Machinery
AI Aqua Merger Sub, Inc. (Osmosis Buyer) (United Kingdom)	First Lien Term Loan	SOFR(Q)	1.00%	3.00%	6.85%	7/30/2028	$7,129,546	7,101,267	7,153,287	0.30%	C
Coorstek Inc.	First Lien Term Loan	SOFR(Q)	—	3.00%	6.86%	10/28/2032	$670,000	666,722	676,285	0.03%
Filtration Group Corporation	First Lien Term Loan	SOFR(M)	0.50%	2.75%	6.47%	10/23/2028	$5,400,776	5,421,623	5,436,205	0.22%
Hobbs & Associates, LLC	First Lien Term Loan	SOFR(M)	—	2.75%	6.47%	7/23/2031	$2,065,643	2,058,618	2,067,905	0.08%
Hobbs & Associates, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	—	2.75%	6.47%	7/23/2031	$—	200	—	—	E
Husky Injection Molding Systems Ltd. (Canada)	First Lien Term Loan	SOFR(M)	—	3.75%	7.47%	2/15/2029	$5,213,162	5,223,223	5,259,142	0.21%	C
Indicor, LLC (Roper Industrial Pro)	First Lien Term Loan	SOFR(Q)	—	2.75%	6.42%	11/22/2029	$3,365,634	3,373,403	3,389,816	0.14%
KKR Apple Bidco, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.22%	9/23/2031	$331,196	331,196	333,278	0.01%
Madison IAQ LLC	First Lien Term Loan	SOFR(Q)	—	2.75%	6.64%	11/8/2032	$5,450,022	5,439,238	5,491,197	0.22%
TK Elevator US Newco Inc	First Lien Term Loan	SOFR(S)	0.50%	2.75%	6.95%	4/30/2030	$3,484,743	3,485,427	3,510,373	0.14%
								33,100,917	33,317,488	1.35%
Media
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(S)	1.00%	5.00%	9.20%	10/1/2029	$16,657,453	16,657,453	16,504,204	0.66%	E
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(S)	1.00%	5.00%	9.20%	10/1/2029	$1,121,303	1,121,303	1,110,987	0.05%	E
Kid Distro Holdings, LLC	First Lien Revolver	SOFR(S)	1.00%	5.00%	9.20%	10/1/2029	$—	—	(14,227)	—	D/E
Speedster Bidco GMBH (Germany)	First Lien Term Loan	SOFR(Q)	—	5.00%	8.69%	12/10/2031	$3,110,000	3,130,647	3,121,663	0.13%	C
Streamland Media Midco LLC	First Out Term Loan	SOFR(Q)	1.00%	6.76% PIK	10.43%	3/31/2029	$1,461,957	1,461,957	1,461,957	0.06%	E
Streamland Media Midco LLC	Last Out Term Loan	SOFR(Q)	—	6.76% PIK	10.43%	3/31/2029	$1,331,823	1,263,126	969,567	0.04%	E/G
Streamland Media Midco LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.76% PIK	10.43%	3/31/2029	$116,958	116,958	116,958	—	E
Streamland Media Midco LLC	First Lien Revolver	SOFR(Q)	—	6.76% PIK	10.43%	3/31/2029	$206,470	206,470	206,470	0.01%	E
TL Voltron Purchaser, LLC (GES)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	9.09%	12/31/2030	$11,637,067	11,443,205	11,474,148	0.47%	E
Zayo Group Holdings, Inc.	First Lien Term Loan	SOFR(M)	—	3.11%	6.83%	3/11/2030	$267,470	265,488	254,583	0.01%
								35,666,607	35,206,310	1.43%
Metals and Mining
Grinding Media Inc. (Molycop LTD)	First Lien Term Loan	SOFR(Q)	0.75%	3.50%	7.34%	10/21/2028	$978,838	982,953	980,673	0.04%	E

Oil, Gas and Consumable Fuels
Deep Blue Operating I, LLC	First Lien Term Loan	SOFR(M)	—	2.75%	6.59%	3/31/2029	$1,151,000	1,152,661	1,156,513	0.04%
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(Q)	—	4.75%	8.38%	12/12/2031	$763,292	759,492	759,476	0.03%	E
Palmdale Oil Company, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	4.75%	8.38%	12/12/2031	$—	—	—	0.01%	E
Palmdale Oil Company, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	4.75%	8.38%	12/12/2031	$—	—	—	—	E
Stakeholder Midstream, LLC	First Lien Term Loan	SOFR(S)	—	4.00%	8.04%	8/19/2032	$461,843	457,224	464,586	0.02%
								2,369,377	2,380,575	0.10%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien 2nd Incremental Term Loan	SOFR(Q)	1.00%	6.15%	9.94%	11/30/2029	$5,011,624	$4,909,789	$2,153,996	0.09%	E/G
Alpine Acquisition Corp II (48Forty)	First Lien Term Loan	SOFR(Q)	1.00%	6.15%	9.94%	11/30/2029	$210,389	206,324	90,425	—	E/G
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.75%	10.83%	12/23/2026	$1,462,677	1,451,859	1,453,164	0.06%	E
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.00%	6.40%	10.09%	12/23/2026	$1,168,766	1,168,766	1,163,317	0.05%	E
								7,736,738	4,860,902	0.20%
Professional Services
Allied Benefit Systems Intermediate, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.73%	10/31/2030	$41,671,397	41,472,491	41,254,683	1.67%	E
Allied Benefit Systems Intermediate, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.73%	10/31/2030	$—	—	(51,631)	—	D/E
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.50%	5.75%	9.43%	10/24/2029	$15,007,034	14,778,230	14,931,999	0.61%	E
Applause App Quality, Inc.	First Lien Revolver	SOFR(Q)	1.50%	5.75%	9.69%	10/24/2029	$300,140	282,404	292,636	0.01%	E
Acuren Delaware Holdco Inc.	First Lien Term Loan	SOFR(M)	0.75%	2.75%	6.47%	1/31/2030	$171,136	171,136	172,238	0.01%
Bullhorn, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	—	5.00%	8.72%	9/30/2029	$12,136,269	12,125,167	12,075,588	0.49%	E
Bullhorn, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.72%	10/1/2029	$10,262,184	10,244,292	10,210,873	0.41%	E
Bullhorn, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.72%	9/30/2029	$—	—	(5,620)	—	D/E
Bullhorn, Inc.	First Lien Revolver	SOFR(M)	1.00%	5.00%	8.72%	10/1/2029	$197,141	195,213	152,784	0.01%	E
Bullhorn, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.72%	9/30/2029	$1,400,965	1,398,570	1,393,960	0.06%	E
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.22%	6/28/2030	$2,114,842	2,091,101	2,094,529	0.08%	E
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.22%	6/28/2030	$871,417	861,628	863,047	0.03%	E
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.22%	6/28/2030	$960,698	950,545	951,470	0.04%	E
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.22%	6/28/2030	$737,825	730,027	730,738	0.03%	E
Cherry Bekaert Advisory, LLC	First Lien Revolver	SOFR(M)	0.75%	4.50%	8.22%	6/28/2030	$—	(5,021)	(4,296)	—	D/E
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.22%	6/28/2030	$7,868,480	7,793,151	7,792,903	0.32%	E
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.22%	6/28/2030	$4,241,111	4,165,781	4,165,534	0.17%	E
Chronicle Parent LLC (Lexitas)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.90%	4/15/2031	$30,633,102	30,363,262	30,663,735	1.24%	E
Chronicle Parent LLC (Lexitas)	First Lien Revolver	SOFR(Q)	1.00%	5.00%	8.87%	4/15/2031	$—	(28,547)	—	—	D/E
Chronicle Parent LLC (Lexitas)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.87%	4/15/2031	$797,222	754,402	806,944	0.03%	E
Citrin Cooperman Advisors LLC	First Lien Term Loan	SOFR(Q)	—	3.00%	6.67%	3/6/2032	$4,814,692	4,811,784	4,834,745	0.20%
CoreLogic, Inc. (fka First American Corporation)	First Lien Term Loan	SOFR(M)	0.50%	3.61%	7.33%	6/2/2028	$7,153,055	7,114,789	7,169,292	0.29%
DTI Holdco, Inc. (Epiq)	First Lien Term Loan	SOFR(M)	0.75%	4.00%	7.72%	4/26/2029	$21,995,849	21,923,040	20,597,573	0.83%
Element Materials Technology Group US Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.50%	3.68%	7.35%	6/24/2029	$1,867,430	1,864,930	1,886,104	0.08%
GI Consilio Parent LLC (Skopima Consilio Parent LLC)	First Lien Term Loan	SOFR(M)	0.50%	3.75%	7.47%	5/12/2028	$20,552,215	20,422,673	18,830,967	0.76%
HSI Halo Acquisitions, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.84%	6/28/2031	$6,119,117	6,100,467	6,119,117	0.25%	E
HSI Halo Acquisitions, Inc.	First Lien Revolver	SOFR(Q)	0.75%	5.00%	8.84%	6/28/2031	$—	—	—	—	E
HSI Halo Acquisitions, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.84%	6/28/2031	$549,054	549,054	549,054	0.02%	E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	8.94%	1/16/2030	$4,611,775	4,549,667	4,611,775	0.19%	E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	8.94%	1/16/2030	$—	(13,742)	—	—	D/E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Revolver	SOFR(Q)	1.00%	5.25%	8.94%	1/16/2030	$—	(8,245)	—	—	D/E
ICIMS, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.25%	10.11%	8/18/2028	$1,152,092	1,142,984	1,114,762	0.05%	E
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.65%	12/20/2031	$5,564,864	5,505,485	5,531,475	0.22%	E
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.51%	12/20/2031	$1,007,798	993,330	991,550	0.04%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Professional Services (Continued)
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Revolver	SOFR(Q)	0.75%	4.75%	8.51%	12/20/2031	$—	$(11,596)	$(6,511)	—	D/E
OMNIA Partners, LLC	First Lien Term Loan	SOFR(Q)	1.00%	2.75%	6.45%	7/25/2030	$1,651,160	1,656,312	1,659,713	0.07%
Secretariat Advisors LLC	First Lien Term Loan	SOFR(Q)	—	4.00%	7.67%	2/24/2032	$7,296,808	7,265,420	7,326,470	0.30%
Secretariat Advisors LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	4.00%	7.67%	2/24/2032	$—	—	3,601	—
Vensure Employer Services, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	9/27/2031	$15,618,411	15,517,365	15,398,847	0.62%	E
Vensure Employer Services, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	9/19/2031	$—	281	(3,519)	—	D/E
								227,727,830	225,107,129	9.13%
Pharmaceuticals
Boots Group Finco LP	First Lien Term Loan	SOFR(Q)	—	3.50%	7.21%	7/22/2032	$2,056,000	2,061,125	2,069,703	0.08%

Real Estate Management and Development
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(M)	0.75%	5.25%	8.97%	1/18/2030	$10,119,171	9,997,913	10,137,375	0.41%	E
Community Merger Sub Debt LLC (CINC Systems)	First Lien Revolver	SOFR(M)	0.75%	5.25%	8.97%	1/18/2030	$—	(26,952)	—	—	D/E
								9,970,961	10,137,375	0.41%
Road and Rail
Motive Technologies, Inc. (Keep Truckin)	First Lien Term Loan	SOFR(M)	1.00%	7.36%	11.08%	4/8/2027	$44,864,231	44,204,127	44,774,503	1.82%	E

Software
Applied Systems, Inc.	First Lien Term Loan	SOFR(Q)	0.50%	2.50%	6.17%	2/24/2031	$489,434	489,433	492,774	0.02%
Barracuda Parent LLC	First Lien Term Loan	SOFR(Q)	—	4.50%	8.34%	8/15/2029	$671,201	661,134	549,442	0.02%
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	4.25%	7.98%	9/12/2029	$17,648,902	17,397,772	17,754,795	0.72%	E
Bluefin Holding, LLC (Allvue)	First Lien Revolver	SOFR(Q)	1.00%	4.25%	7.98%	9/12/2029	$—	(18,333)	—	—	D/E
Boxer Parent Company, Inc.	First Lien Term Loan	SOFR(Q)	—	3.00%	6.82%	7/30/2031	$4,863,121	4,871,237	4,856,191	0.20%
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(M)	1.50%	7.75%	11.47%	5/30/2029	$12,000,000	11,910,944	11,772,000	0.48%	E/H
Cart.Com, Inc.	First Lien Term Loan (2.5% Exit Fee)	SOFR(M)	1.50%	7.75%	11.47%	5/30/2029	$5,876,756	5,827,063	5,788,605	0.23%	E/H
Central Parent, Inc.	First Lien Term Loan	SOFR(Q)	—	3.25%	6.92%	7/6/2029	$980,094	968,930	833,364	0.03%
Clever Devices Ltd.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	9.72%	6/12/2030	$2,192,902	2,152,292	2,162,201	0.09%	E
Clever Devices Ltd.	First Lien Revolver	SOFR(M)	1.00%	6.00%	9.72%	6/12/2030	$494,733	477,554	481,746	0.02%	E
Cloudera, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.85%	7.57%	10/8/2028	$3,927,576	3,894,639	3,773,536	0.15%
Clover Holding 2, LLC (COHESITY)	First Lien Term Loan	SOFR(M)	—	4.00%	7.77%	10/31/2031	$6,790,603	6,796,169	6,804,388	0.28%
Connectwise LLC	First Lien Term Loan	SOFR(Q)	—	3.76%	7.43%	9/30/2028	$1,305,465	1,308,773	1,285,074	0.05%
Delta Topco, Inc	First Lien Term Loan	SOFR(Q)	—	2.75%	6.44%	12/24/2029	$3,918,760	3,924,292	3,905,005	0.16%
Deepl Se (Germany)	First Lien Term Loan	SOFR(Q)	2.50%	5.00%	8.69%	6/26/2030	$16,895,175	16,677,365	16,658,643	0.68%	C/E
Deepl Se (Germany)	First Lien Delayed Draw Term Loan	SOFR(Q)	2.50%	5.00%	8.69%	6/26/2030	$—	—	(206,966)	-0.01%	C/D/E
Deepl Se (Germany)	First Lien Delayed Draw Term Loan	SOFR(Q)	2.50%	5.00%	8.69%	6/26/2030	$—	—	20,832	—	C/E
Douglas Holdings, Inc (Docupace)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	9.44%	8/27/2030	$8,550,747	8,451,287	8,431,037	0.34%	E
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	5.75%	9.44%	8/27/2030	$223,063	210,955	197,039	0.01%	E
Douglas Holdings, Inc (Docupace)	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	9.44%	8/27/2030	$774,174	774,174	759,392	0.03%	E
Douglas Holdings, Inc (Docupace)	First Lien Revolver	SOFR(Q)	1.00%	5.75%	9.44%	8/27/2030	$—	(8,649)	(10,410)	—	D/E
Dragos, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	8.85%	6/30/2030	$29,886,213	29,617,630	29,587,351	1.21%	E
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	8.85%	6/30/2030	$—	(179,055)	(199,241)	-0.01%	D/E
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	8.85%	6/30/2030	$—	—	(73,152)	—	D/E
Dawn Bidco, LLC	First Lien Term Loan	SOFR(Q)	—	3.00%	6.66%	10/7/2032	$2,083,000	2,078,012	2,079,292	0.08%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Software (Continued)
Darktrace Finco US LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	7.19%	10/9/2031	$384,033	$383,329	$385,921	0.02%
Emburse Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.25%	7.92%	4/10/2032	$26,049,261	25,989,690	26,492,098	1.07%	E
Emburse Inc.	First Lien Revolver	SOFR(Q)	0.75%	4.25%	7.92%	5/28/2032	$—	(5,319)	—	—	D/E
Emburse Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.25%	7.92%	5/28/2032	$—	(10,638)	79,078	—	D/E
Epicor Software Corporation (fka Eagle Parent Inc.)	First Lien Term Loan	SOFR(M)	0.75%	2.50%	6.22%	5/30/2031	$6,780,761	6,759,900	6,810,596	0.28%
Flexport Capital, LLC	First Lien Term Loan	SOFR(M)	2.00%	5.50%	9.25%	6/30/2029	$25,317,664	25,095,107	25,140,440	1.02%	E
Flexport Capital, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	2.00%	5.50%	9.25%	6/30/2029	$—	(170,175)	(135,524)	-0.01%	D/E
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.82%	5/22/2029	$4,036,148	3,997,679	4,052,293	0.16%	E
Fusion Risk Management, Inc.	First Lien Revolver	SOFR(M)	1.00%	6.00%	9.72%	5/22/2029	$122,027	114,837	122,027	—	E
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	9.92%	7/13/2027	$9,817,959	9,754,457	9,759,051	0.40%	E
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	9.92%	7/13/2027	$1,009,278	1,002,750	1,003,222	0.04%	E
FirstUp, Inc	First Lien Revolver	SOFR(Q)	1.00%	6.25%	9.92%	7/13/2027	$—	(5,876)	(5,451)	—	D/E
Finastra USA Inc.	First Lien Term Loan	SOFR(Q)	—	4.00%	7.72%	7/30/2032	$2,097,000	2,076,684	2,056,769	0.08%
Freedom Bidco Limited (Ireland)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.28%	10.12%	12/31/2028	$20,829,384	20,589,601	20,589,575	0.83%	C/E
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.50% Cash +4.13% PIK	10.30%	7/9/2029	$3,821,002	3,781,306	3,773,515	0.15%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.50% Cash +4.13% PIK	10.30%	7/9/2029	$1,306,234	1,294,733	1,290,000	0.05%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.50% Cash +4.13% PIK	10.30%	7/9/2029	$1,134,951	1,121,283	1,120,846	0.05%	E
GTY Technology Holdings Inc.	First Lien Revolver	SOFR(Q)	1.00%	2.50% Cash +4.13% PIK	10.30%	7/9/2029	$—	(12,269)	(13,125)	—	D/E
Guardian US Holdco LLC	First Lien Term Loan	SOFR(Q)	0.50%	3.50%	7.17%	1/31/2030	$2,289,084	2,288,260	2,295,757	0.09%
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.74%	3/10/2031	$13,326,632	13,153,830	13,313,305	0.54%	E
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.69%	3/10/2031	$—	(27,911)	(2,870)	—	D/E
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Revolver	SOFR(Q)	1.00%	5.00%	8.69%	3/10/2031	$287,006	249,791	284,136	0.01%	E
Genesys Cloud Services Inc.	First Lien Term Loan	SOFR(M)	—	2.50%	6.22%	1/23/2032	$2,047,631	2,038,638	2,046,034	0.08%
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	2.88% Cash +3.38% PIK	9.97%	9/30/2030	$14,656,842	14,484,145	14,422,333	0.58%	C/E
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Revolver	SOFR(M)	1.00%	2.88% Cash +3.38% PIK	9.97%	9/26/2030	$—	(21,007)	(29,958)	—	C/D/E
Hyphen Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	4.50%	8.22%	8/6/2032	$—	(15,115)	—	—	D/E
Hyphen Solutions, LLC	First Lien Revolver	SOFR(M)	1.00%	4.50%	8.22%	8/6/2032	$—	(18,138)	—	—	D/E
Hyphen Solutions, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.50%	8.22%	8/6/2032	$34,655,092	34,491,845	34,655,092	1.42%	E
JOBVITE, Inc. (Employ, Inc.)	First Lien Last Out Term Loan	SOFR(Q)	0.75%	7.50%	11.37%	8/5/2028	$2,321,515	2,295,910	2,165,904	0.09%	E
IQN Holding Corporation (Beeline)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.63% Cash +3.13% PIK	9.42%	5/2/2029	$38,464,385	38,145,879	38,129,745	1.56%	E
IVXS UK Limited (ComplyAdvantage) (United Kingdom)	First Lien Term Loan (4.5% Exit Fee)	SOFR(Q)	4.00%	5.75%	9.75%	5/19/2029	$9,466,533	9,385,993	9,450,440	0.38%	C/E/H
IVXS UK Limited (ComplyAdvantage) (United Kingdom)	First Lien Delayed Draw Term Loan (4.5% Exit Fee)	SOFR(Q)	4.00%	5.75%	9.75%	5/19/2029	$—	(26,847)	(5,364)	—	C/D/E/H
ION Platform Finance US Inc.	First Lien Term Loan	SOFR(Q)	—	3.75%	7.42%	9/30/2032	$1,702,000	1,679,204	1,602,314	0.06%
Kaseya, Inc.	First Lien Term Loan	SOFR(M)	—	3.00%	6.72%	3/20/2032	$2,475,595	2,474,995	2,480,695	0.10%
Logicmonitor, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.34%	11/19/2031	$36,628,138	36,287,873	36,188,600	1.48%	E
Logicmonitor, Inc	First Lien Revolver	SOFR(Q)	0.75%	5.50%	9.34%	11/19/2031	$—	(15,614)	(22,278)	—	D/E
Logicmonitor, Inc	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	9.34%	10/7/2032	$—	(40,379)	(130,656)	-0.01%	D/E
MH Sub I, LLC (Micro Holding Corp.)	First Lien Term Loan	SOFR(M)	—	4.25%	7.97%	12/11/2031	$2,392,390	2,377,074	2,058,580	0.08%
MH Sub I, LLC (Micro Holding Corp.)	First Lien 2023 Incremental Term Loan	SOFR(Q)	1.00%	4.25%	7.97%	5/3/2028	$2,159,635	2,158,392	2,014,400	0.08%
Mitchell International Inc	First Lien Term Loan	SOFR(M)	0.50%	3.25%	6.97%	6/17/2031	$3,049,177	3,040,693	3,062,914	0.12%
Planview Parent, Inc.	First Lien Term Loan	SOFR(Q)	—	3.50%	7.17%	12/17/2027	$3,262,299	3,251,543	3,139,457	0.13%
Project Boost Purchaser, LLC (JD Power, AutoData Inc)	First Lien Term Loan	SOFR(Q)	—	2.75%	6.42%	7/2/2031	$4,833,200	4,835,604	4,850,720	0.20%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Software (Continued)
Ping Identity Holding Corp	First Lien Term Loan	SOFR(Q)	—	2.75%	6.59%	11/5/2032	$1,657,000	$1,661,442	$1,663,214	0.07%
Proofpoint, Inc.	First Lien Term Loan	SOFR(Q)	—	3.00%	6.67%	8/21/2028	$5,062,196	5,052,025	5,096,644	0.21%
Pyramid Analytics BV (Netherlands)	First Lien Delayed Draw Term Loan	SOFR(Q)	4.25%	6.50%	10.75%	5/14/2029	$722,984	714,145	771,527	0.03%	C/E
Qlik Technologies Inc. (Project Alpha)	First Lien Term Loan	SOFR(Q)	—	3.25%	6.92%	10/28/2030	$1,001,805	1,003,854	1,001,374	0.04%
RealPage, Inc	First Lien Term Loan	SOFR(Q)	—	3.75%	7.42%	4/22/2028	$5,699,105	5,708,283	5,724,637	0.23%
Shackleton Bidco Inc. (Payworks) (Canada)	First Lien Revolver	CORRA (Q)	0.75%	4.50%	6.76%	11/5/2032	CAD$-	(37,370)	(37,370)	—	C/D/E
Shackleton Bidco Inc. (Payworks) (Canada)	First Lien Delayed Draw Term Loan	CORRA (Q)	0.75%	4.50%	6.76%	11/5/2032	CAD$-	(149,481)	(149,481)	-0.01%	C/D/E
Shackleton Bidco Inc. (Payworks) (Canada)	First Lien Term Loan	CORRA (Q)	0.75%	4.50%	6.76%	10/25/2032	CAD$43,064,004	30,311,270	31,109,089	1.26%	C/E
Sophia, L.P. (Ellucian)	First Lien Term Loan	SOFR(M)	0.50%	2.75%	6.47%	10/7/2029	$5,630,975	5,627,127	5,669,688	0.23%
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	5.40%	9.07%	6/30/2028	$1,016,317	1,007,067	1,006,006	0.04%	E
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.40%	9.07%	6/30/2028	$569,137	565,262	564,817	0.02%	E
TIBCO Software Inc.	First Lien Term Loan	SOFR(M)	—	3.25%	6.92%	8/13/2032	$1,754,561	1,750,580	1,758,807	0.07%
Trintech, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.50%	9.22%	7/25/2029	$9,218,393	9,054,253	9,214,761	0.37%	E
Trintech, Inc.	First Lien Revolver	SOFR(M)	1.00%	5.50%	9.22%	7/25/2029	$206,737	193,853	206,452	0.01%	E
UKG Inc.	First Lien Term Loan	SOFR(Q)	—	2.50%	6.34%	1/30/2031	$1,377,103	1,377,007	1,380,140	0.06%
Xplor T1, LLC	First Lien Term Loan	SOFR(Q)	—	3.50%	7.34%	10/28/2032	$1,450,365	1,447,636	1,453,991	0.06%	E
								457,802,308	458,627,865	18.60%

Specialty Retail
Mavis Tire Express Services Topco Corp	First Lien Term Loan	SOFR(M)	0.75%	3.00%	6.72%	5/4/2028	$5,635,663	5,630,686	5,662,630	0.23%

Trading Companies and Distributors
BCPE Empire Holdings, Inc.	First Lien Term Loan	SOFR(M)	—	3.25%	6.97%	12/11/2030	$1,207,478	1,204,722	1,196,913	0.05%
Flow Merger Sub Inc.	First Lien Term Loan	SOFR(Q)	—	3.25%	7.55%	3/31/2028	$52,000	52,000	52,270	—
Veritiv Corp.	First Lien Term Loan	SOFR(Q)	—	4.00%	7.67%	11/17/2030	$394,491	392,861	395,006	0.02%
								1,649,583	1,644,189	0.07%
Textiles, Apparel and Luxury Goods
WH Borrower, LLC (WHP)	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	8.39%	2/20/2032	$26,648,628	26,531,577	26,808,919	1.09%

Technology Hardware, Storage and Peripherals
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	9.82%	4/25/2031	$12,800,000	12,733,172	12,876,800	0.52%	C/E

Transportation Infrastructure
Bleriot US Bidco Inc.	First Lien Term Loan	SOFR(Q)	—	2.50%	6.17%	10/30/2026	$3,298,317	3,298,220	3,318,239	0.13%
Brown Group Holding, LLC	First Lien Term Loan	SOFR(Q)	—	2.50%	6.22%	7/1/2031	$1,236,877	1,236,877	1,244,471	0.05%
Brown Group Holding, LLC	First Lien Term Loan	SOFR(Q)	—	2.75%	6.57%	7/2/2029	$2,882,702	2,900,419	2,900,416	0.12%
								7,435,516	7,463,126	0.30%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2025

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.17%	6/11/2029	$43,800,168	$43,235,290	$43,368,561	1.76%	C/E

Total Debt Investments - 142.2% of Net Assets								2,253,599,573	2,244,580,686	91.04%

Equity Securities
IT Services
New Insight Holdings, Inc. (Dynata)	Common Stock						$22,972	402,032	120,603	—	I/J

Media
Streamland Media Holdings LLC	Common Units						$12,363	645,215	—	—	E/I/J

Paper and Forest Products
48forty Intermediate Holdings, Inc.	Common Stock						$685	—	—	—	E/I/J

Total Equity Securities - 0.0% of Net Assets								1,047,247	120,603	—

Total Investments - 142.2% of Net Assets								2,254,646,820	2,244,701,289	91.04%

Cash and Cash Equivalents - 14.0% of Net Assets									221,222,080	8.96%

Total Cash and Investments - 156.2% of Net Assets									2,465,923,369	100.00%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued)

December 31, 2025

Notes to Schedule of Investments:

(A)
Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933 (the “Securities Act”). Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)
100.0% of the fair value of total senior secured loans in the Fund’s portfolio bear interest at a floating rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), “S”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”. In addition, 80.0% of the fair value of such senior secured loans have floors of 0.50% to 4.25%, with a weighted average of 0.90%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at December 31, 2025 of all contracts within the specified loan facility. SOFR resets monthly (M), quarterly (Q) or semiannually (S).
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

Aggregate acquisitions and aggregate dispositions of investments totaled $1,623,125,961 and $406,092,817, respectively for the year ended December 31, 2025. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on investments. The total value of restricted securities and bank debt as of December 31, 2025 was $2,244,701,289 or 91.0% of total cash and investments of the Fund. As of December 31, 2025, approximately 10.8% of the total assets of the Fund were not qualifying assets under Section 55(a) of the 1940 Act.

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

December 31, 2025

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

December 31, 2025

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2025

2. Summary of Significant Accounting Policies (Continued)

At December 31, 2025, the Fund’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Broadly Syndicated Loans(1)	Middle Market Loans(2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs(3)	446,946,363	157,707,896	120,603	604,774,862
3	Valuation sources that employ significant unobservable inputs	5,489,499	1,634,436,928	—	1,639,926,427
Total		$452,435,862	$1,792,144,824	$120,603	$2,244,701,289

______________________

(1)
Includes senior secured loans that are broadly syndicated
(2)
Includes other senior secured loans
(3)
For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2025 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1)
Broadly Syndicated Loans	$5,489,499	Market Quotations	Indicative bid/ask quotes	1 (1)
Middle Market Loans	1,525,958,709	Income Approach	Discount rate	7.7% - 17.2% (9.6%)
	2,244,421	Market Comparable Companies	EBITDA Multiple	10.0x (10.0x)
	2,754,952	Market Comparable Companies	Revenue Multiple	0.9x (0.9x)
	85,674,613	Market Quotations	Indicative bid/ask quotes	1 (1)
	17,804,233	Transaction Approach	N/A	N/A
Equity Securities	—	Market Comparable Companies	EBITDA Multiple	10.0x (10.0x)
	—	Market Comparable Companies	Revenue Multiple	0.9x (0.9x)
$1,639,926,427

______________________

(1)
Representing the weighted average of each significant unobservable input range at the investment level by fair value.

During the year ended December 31, 2025, two senior debt positions with an aggregate fair value of $8.4 million transitioned from market quotes to an income approach, and one senior debt position with a fair value of $0.8 million transitioned from an income approach to a transaction price valuation model. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2025

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 for the year ended December 31, 2025 were as follows:

	Independent Third-Party Valuation
	Broadly Syndicated Loans	Middle Market Loans	Equity Securities	Total
Beginning balance	$6,263,383	$742,747,140	$407,753	$749,418,276
Net realized and unrealized gains (losses)	(30,579)	(10,269,471)	(645,215)	(10,945,265)
Acquisitions(1)	5,020,358	1,085,718,520	645,215	1,091,384,093
Dispositions	(1,249,605)	(183,759,261)	—	(185,008,866)
Transfers into Level 3(2)	501,867	—	—	501,867
Transfers out Level 3(3)	(5,015,925)	—	(407,753)	(5,423,678)
Ending balance	$5,489,499	$1,634,436,928	$—	$1,639,926,427

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$1,570	$(8,394,514)	$(645,215)	$(9,038,159)

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2025

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 for the year ended December 31, 2024 were as follows:

	Independent Third-Party Valuation
	Broadly Syndicated Loans	Middle Market Loans	Equity Securities	Total
Beginning balance	$960,209	$248,713,244	$—	$249,673,453
Net realized and unrealized gains (losses)	99,709	2,910,742	5,721	3,016,172
Acquisitions(1)	5,394,954	569,899,492	402,032	575,696,478
Dispositions	(966,986)	(67,725,568)	—	(68,692,554)
Transfers into Level 3(2)	775,497	2,370,776	—	3,146,273
Transfers out Level 3(3)	—	(13,421,546)	—	(13,421,546)
Ending balance	$6,263,383	$742,747,140	$407,753	$749,418,276

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$2,034	$1,747,385	$5,721	$1,755,140

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

December 31, 2025

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At December 31, 2025, included in cash and cash equivalents was $201.4 million (12.8% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 3.63%. At December 31, 2024, included in cash and cash equivalents was $19.7 million (3.0% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 4.35%.

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

Foreign Currency Investments

The Fund may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 2.3% and 0.0% of total investments at December 31, 2025 and December 31, 2024, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at December 31, 2025 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2025

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

Organization and Offering Costs

The Fund entered into a Fee Waiver and Expense Support and Reimbursement Agreement (the “Expense Support Agreement”) with the Investment Adviser. Pursuant to the Expense Support Agreement, the Investment Adviser paid all of the Fund’s organizational and offering expenses on the Fund’s behalf (each, an “Expense Support Agreement Expense Payment”).

During each of the 36 months following the commencement of the Fund’s operations (the "Reimbursement Period"), the Fund agreed to reimburse the Investment Adviser for any and all Expense Support Agreement Expense Payments incurred by the Investment Adviser under the Expense Support Agreement to the extent that the Fund’s annual Operating Expenses (as defined below) did not exceed 1.25% of the value of the Fund’s net assets, calculated monthly based on month-end net assets. “Operating Expenses” for purposes of the Expense Support Agreement means all annual operating expenses of the Fund incurred in the ordinary course of business, excluding offering costs incurred by the Fund, interest expense and other financing costs, portfolio transaction and other investment-related costs, base management fee and incentive fee payable pursuant to the Advisory Agreement, shareholder servicing and/or distribution fees, taxes and any other extraordinary expenses not incurred in the ordinary course of business (including, without limitation, litigation expenses). The Reimbursement Period expired on March 18, 2025. From inception of the Fund through the expiration of the Reimbursement Period, the Fund reimbursed the Investment Adviser for $0.2 million related to organizational expenses and $0.6 million related to offering expenses of the Fund pursuant to the Expense Support Agreement.

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

December 31, 2025

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

U.S. GAAP requires that certain components of net assets be adjusted to reflect permanent differences between financial and tax reporting. These reclassifications have no effect on net assets or net asset values per share. As of December 31, 2025 and December 31, 2024, permanent difference attributable to non-deductible expenses were reclassified to the following accounts:

	December 31, 2025	December 31, 2024
Paid-in capital	$(3,679,401)	$-
Accumulated earnings	3,679,401	-

The tax character of distributions paid were as follows:

	December 31, 2025	December 31, 2024
Ordinary income	$110,388,295	$46,687,309
Long Term Capital Gains	-	126,412
Return of Capital	244,391	-
Total	$110,632,686	$46,813,721

As of December 31, 2025 and December 31, 2024, the tax components of accumulated net earnings (losses) were as follows:

	December 31, 2025	December 31, 2024
Undistributed ordinary income	$-	$-
Capital Loss Carryforward (1)	(2,743,063)	(255,056)
Net unrealized gains (losses)(2)	(23,750,955)	3,219,470
Total accumulated earnings (losses)	$(26,494,018)	2,964,414

(1) Amount available to offset future realized capital gains.

(2) The difference between book-basis and tax-basis net unrealized gains (losses) was attributable primarily to amortization methods on fixed income securities and the accrual of income on securities in default.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2025

2. Summary of Significant Accounting Policies (Continued)

Important Tax Information

As of December 31, 2025 and 2024, gross unrealized appreciation and depreciation based on cost of investments (including short positions and derivatives, if any) for U.S. federal income tax purposes were as follows:

	December 31, 2025	December 31, 2024
Tax basis of investments	$2,255,420,846	$1,035,957,647

Unrealized appreciation	14,461,831	9,539,829
Unrealized depreciation	(25,181,388)	(5,103,890)
Net unrealized appreciation (depreciation)	$(10,719,557)	$4,435,939

The Fund hereby designates the following amount, or maximum amount allowable by law, as interest income eligible to be treated as a Section 163(j) interest dividend for the fiscal years ended December 31, 2025:

December 31, 2025
Interest Dividends	$99,583,035

The fund hereby designates the following amounts, or maximum amounts allowable by law, as interest-related dividends eligible for exemption from U.S. withholding tax for nonresident aliens and foreign corporations for the fiscal years ended December 31, 2025:

December 31, 2025
Interest-Related Dividends	$93,397,470

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2025

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and permits early adoption. The Fund adopted the ASU 2023-09 for the annual reporting period beginning on January 1, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 2200-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Fund is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

December 31, 2025

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

For the years ended December 31, 2025 and 2024, the Investment Adviser earned $12.3 million and $4.9 million in management fees, respectively. For the year ended December 31, 2023, the Investment Adviser earned and waived $2.0 million in management fees.

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

The Adviser has agreed to waive any portion of the income component of the Incentive Fee attributable to the inclusion of Expense Payments (as set forth in the Expense Support and Conditional Reimbursement Agreement) in the calculation of (i) aggregate net investment income before incentive compensation or (ii) total return.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2025

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

For the year ended December 31, 2025, the Investment Adviser earned $13.7 million and waived $(1.3) million in incentive fees. For the year ended December 31, 2024, the Investment Adviser earned $6.3 million and for the year ended December 31, 2023, the Investment Adviser earned and waived $(3.3) million in incentive fees. For the year ended December 31, 2025, the Fund reversed the $0.5 million accrual reserve for incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP on a cumulative basis. For the years ended December 31, 2024 and 2023, incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP were $0.5 million and $0.0 million on a cumulative basis, respectively.

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

December 31, 2025

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

For the year ended December 31, 2025, the Fund accrued distribution and shareholder servicing fees of $725,009 and $8,868, respectively, which were attributable to Class S and Class D shares. For the year ended December 31, 2024, the Fund accrued distribution and shareholder servicing fees of $136,105 and $1,953, which were attributable to Class S and Class D shares, respectively. For the year ended December 31, 2023, the Fund did not accrue any distribution and shareholder servicing fees.

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

December 31, 2025

3. Management Fees, Incentive Fees and Other Expenses (Continued)

No Reimbursement Payment for any month shall be made if: (1) the Effective Rate of Distributions Per Share declared by the Fund at the time of such Reimbursement Payment is lower than the Effective Rate of Distributions Per Share at the time the related Expense Payment was made, provided that to the extent that the Effective Rate of Distributions Per Share declared by the Fund at the time of such Reimbursement Payment has declined relative to the Effective Rate of Distributions Per Share declared by the Fund at the time of the related Expense Payment in an amount (measured in basis points) equal to or less than a corresponding decline in the 3-month Secured Overnight Financing Rate (measured in basis points) over the same period, this condition (1) shall not restrict the payment of such Reimbursement Payment; or (2) the Fund’s Operating Expense Ratio at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the related Expense Payment was made. “Effective Rate of Distributions Per Share” means the annualized rate of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to shareholder servicing and/or distribution fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organizational and offering expenses, base management and incentive fees owed to the Investment Adviser, shareholder servicing and/or distribution fees, and interest expense, by the Fund’s net assets. “Operating Expenses” means all of the Fund’s operating costs and expenses incurred, as determined in accordance with generally accepted accounting principles for investment companies. The Investment Adviser has waived any portion of the income component of the Incentive Fee attributable to the inclusion of Expense Payments in the calculation of (i) aggregate net investment income before incentive compensation or (ii) total return.

The Fund’s obligation to make a Reimbursement Payment shall automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Fund’s commencement of operations:

For the Year Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
December 31, 2025	$10,779,084	$-	$10,779,084
Total	$10,779,084	$-	$10,779,084

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

4. Debt

Debt is comprised of a $650.0 million capacity revolving credit and term loan facility (the “Credit Facility”), a $365.0 million revolving credit facility (the “Revolving Credit Facility”), a $200.0 million revolving credit facility (the “SG Revolving Credit Facility”), $70.0 million in 7.14% Series 2024A Senior Notes, Tranche A (the “Tranche A Notes”), $55.0 million in 7.33% Series 2024A Senior Notes, Tranche B (the “Tranche B Notes”), $0.1 million in 12.00% Promissory Notes (the “Promissory Notes”), $50.0 million in 5.78% Series 2025A Senior Notes, Tranche A (the “2025A Tranche A Notes”), and $150.0 million in 6.14% Series 2025A Senior Notes, Tranche B (the “2025A Tranche B Notes” and, together with all the other Notes, the “Notes”).

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2025

4. Debt (Continued)

Total debt outstanding and available at December 31, 2025 was as follows:

	Maturity	Rate	Carrying Value	Available	Total Capacity
Credit Facility	2033	SOFR+1.97%(1)	$260,000,000	$390,000,000	$650,000,000
Revolving Credit Facility	2030	SOFR+1.88%(2)	50,970,583	314,029,417	365,000,000	(3)
SG Revolving Credit Facility	2027	SOFR+1.15%	200,000,000	—	200,000,000
Tranche A Notes	2027	7.14%	70,000,000	—	70,000,000
Tranche B Notes	2030	7.33%	55,000,000	—	55,000,000
Promissory Notes	2055	12.00%	110,000	—	110,000
2025A Tranche B Notes	2030	6.14%	150,000,000	—	150,000,000
2025A Tranche A Notes	2028	5.78%	50,000,000	—	50,000,000
Total leverage			$836,080,583	704,029,417	1,540,110,000
Unamortized issuance costs			(1,864,718)
Debt, net of unamortized issuance costs			$834,215,865

(1) The outstanding amount was subject to a SOFR credit adjustment of 0.20%.

(2) As of December 31, 2025, $20.0 million of the outstanding amount bore interest at a rate of EURIBOR + 1.88%. $31.0 million of the outstanding amount bore interest at a rate of CORRA + 1.88%, and was subject to a CORRA credit spread adjustment of 0.30%.

(3) Revolving Credit Facility includes an accordion provision to permit increases to a total facility amount of up to $600.0 million.

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

The combined weighted-average interest rate excluding fees on total debt outstanding at December 31, 2025 and December 31, 2024 was 5.91% and 6.62%. Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of December 31, 2025, the estimated fair value of the outstanding debt approximated their carrying value.

Total expenses related to debt included the following:

	For the Year Ended December 31,
	2025	2024	2023
Interest expense	$39,879,848	$14,390,928	$7,725,732
Amortization of deferred debt issuance costs	1,333,663	438,149	193,554
Commitment fees	1,912,273	849,093	478,917
Total	$43,125,784	$15,678,170	$8,398,203

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

December 31, 2025

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

On November 27, 2024, the Borrower entered into Amendment No. 3 to the Credit Facility (the "First Amended and Restated Credit and Security Agreement"). The amendment increased the total revolving commitments from $75.0 million to $125.0 million, increased total term commitments from $225.0 million to $325.0 million, and modified certain other terms of the Credit Facility, including (i) extending the final maturity date to June 3, 2033, (ii) extending the reinvestment period to June 3, 2026, and (iii) extending the delayed draw term loan commitment termination date until December 15, 2025. The credit facility commitment fees accrual rate was amended at a rate equal to 0.35% per annum, if as of such date the outstanding principal amount of the Revolving Advances is greater than 50% of the Revolving Commitment otherwise the rate is 0.50% per annum. The rate for Term Commitment was amended at 0.35% per annum for the first three months following any Incremental Commitment Effective Date, and thereafter 0.50% per annum. The Credit Facility includes usual and customary events of default for credit facilities of this nature. Borrowings under the Credit Facility are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

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

On December 12, 2025, the Fund entered into Amendment No. 2 to First Amended and Restated Credit and Security Agreement (the “Second Amendment”) to extend the commitment period for certain undrawn term loan commitments to May 2, 2026.

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

On August 7, 2025, the Fund entered into the First Amendment to the Revolving Credit Facility (the “First Amendment”), which, among other things, (i) extends the revolver availability period from April 2028 to August 2029, (ii) extends the scheduled maturity date from April 2029 to August 2030, (iii) increases the accordion provision to permit increases to a total facility amount of up to $600.0 million, (iv) increases the total facility amount from $150.0 million to $315.0 million, and (v) resets the minimum shareholders’ equity test.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2025

4. Debt (Continued)

On December 5, 2025, the Fund entered into a joinder agreement (“Joinder Agreement”), which increased the aggregate amount of outstanding total revolving commitments under the Revolving Credit Facility to $365.0 million. The other material terms of the Revolving Credit Facility remain unchanged.

SG Revolving Credit Facility

On May 28, 2025, BlackRock Private Credit Fund Leverage II, LLC (the “SG Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Fund, established the SG Revolving Credit Facility, a $200.0 million revolving credit facility with Societe Generale as Administrative agent. The SG Revolving Credit Facility matures on May 29, 2027 and generally bears interest at term SOFR plus, for a period of 1 year from the date of entry into the SG Revolving Credit Facility, 1.15% and, thereafter 1.25%. The proceeds of the SG Revolving Credit Facility were used to acquire a portfolio of broadly syndicated leveraged loans (the “SG Portfolio Assets”). Pursuant to a collateral management agreement between the SG Borrower and the Fund, the Fund was responsible for the selection, management and reporting of the SG Portfolio Assets. The SG Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the SG Borrower of additional indebtedness and on the SG Borrower’s ability to make distributions, as well as customary events of default. As of December 31, 2025, the SG Borrower was in full compliance with such covenants.

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

2025A Notes

On October 8, 2025, the Fund entered into the First Supplement (the “First Supplement”) to the Master Note Purchase Agreement, dated November 18, 2024, as supplemented by the First Supplement, the “Purchase Agreement”), governing the issuance (a) on October 8, 2025, of $150.0 million aggregate principal amount of its 6.14% Series 2025A Senior Notes, Tranche B, due October 8, 2030 (the “2025A Tranche B Notes”), and (b) on December 17, 2025 (subject to customary closing conditions), of $50.0 million aggregate principal amount of its 5.78% Series 2025A Senior Notes, Tranche A, due December 17, 2028 (the “2025A Tranche A Notes” and, together with the 2025A Tranche B Notes, the “2025A Notes”), to qualified institutional investors in a private placement. The 2025A Tranche B Notes were issued on October 8, 2025 and the 2025A Tranche A Notes were issued on December 17, 2025, subject to customary closing conditions.

The 2025A Tranche B Notes bear an interest rate of 6.14% per year and are payable semi-annually on April 8 and October 8, beginning April 8, 2026. The 2025A Tranche A Notes bear an interest rate of 5.78% per year payable semi-annually on June 17 and December 17 of each year, beginning on June 17, 2026. The 2025A Notes may be redeemed in whole or in part at any time or from time to time at the Fund’s option at par plus accrued interest to the prepayment date and, if applicable, a make-whole premium. In addition, the Fund is obligated to offer to prepay the 2025A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2025A Notes are general unsecured obligations of the Fund that rank pari passu with all outstanding and future unsecured and unsubordinated indebtedness issued by the Fund.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2025

4. Debt (Continued)

Promissory Notes

On October 1, 2025, the Fund closed on an offering 110 promissory notes due October 1, 2055 (the “Promissory Notes”) in a private offering, with each Promissory Note being issued in connection with the issuance of one common share of the Fund (the “Promissory Notes Offering”) to accredited investors (as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (“Securities Act”). The aggregate principal amount of the Promissory Notes is $110,000 less the net asset value, as of October 1, 2025, of the common shares issued in the Promissory Notes Offering. The Fund will pay an interest totaling $120 per year on each outstanding Promissory Note, with such interest to be paid semi-annually on or before June 30 and December 31 each year, beginning on December 31, 2025.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2025

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

The Consolidated Schedule of Investments include certain revolving loan facilities and other commitments with unfunded balances at December 31, 2025 and December 31, 2024 as follows:

		Unfunded Balances
Issuer	Maturity Date	December 31, 2025	December 31, 2024
Accordion Partners LLC	11/15/2031	N/A	$3,179,348
Accordion Partners LLC	11/15/2031	N/A	2,119,565
Accuserve Solutions, Inc.	3/15/2030	N/A	485,658
Alcami Corporation	12/21/2028	104,876	123,188
Alera Group, Inc.	11/17/2025	N/A	480,558
AmeriLife Holdings, LLC	8/31/2029	3,119,196	N/A
AmeriLife Holdings, LLC	8/31/2028	1,614,244	377,494
Applause App Quality, Inc.	10/24/2029	1,200,563	1,500,703
Avalara, Inc.	10/19/2028	N/A	377,651
Anthracite Buyer, Inc. (Coalfire)	12/3/2032	4,287,989	N/A
Allied Benefit Systems Intermediate, LLC	10/31/2030	5,163,116	N/A
Blackbird Purchaser, Inc.	12/19/2030	N/A	304,079
Blackbird Purchaser, Inc.	12/19/2030	N/A	236,331
Bluefin Holding, LLC (Allvue)	9/12/2029	1,190,668	1,190,668
Bullhorn, Inc.	10/1/2029	1,281,416	1,478,557
Bullhorn, Inc.	9/30/2029	1,124,030	2,524,995
Bynder Bidco B.V. (Netherlands)	1/26/2029	171,174	171,174
Bynder Bidco, Inc. (Netherlands)	1/26/2029	47,160	47,160
Beekeeper Buyer Inc. (Archway)	6/30/2031	1,452,291	N/A
Brown & Settle, Inc.	5/16/2030	612,946	N/A
Chronicle Parent LLC (Lexitas)	4/15/2031	8,925,000	N/A
Chronicle Parent LLC (Lexitas)	4/15/2031	3,240,741	N/A
Civicplus LLC	8/24/2030	2,546,218	N/A
Civicplus LLC	8/24/2030	698,657	N/A
Cherry Bekaert Advisory, LLC	6/28/2030	447,254	447,254
Cherry Bekaert Advisory, LLC	6/30/2028	N/A	109,986
Cherry Bekaert Advisory, LLC	6/28/2030	3,627,369	N/A
Clever Devices Ltd.	6/12/2030	432,891	556,574
Clydesdale Acquisition Holdings, Inc	4/13/2029	4,852	N/A
Cohnreznick Advisory LLC	3/31/2032	3,357,941	N/A
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	1,997,725	1,997,725
Compsych Holdings Corp	7/22/2031	3,737,596	3,737,596

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2025

5. Commitments and Contingencies (Continued)

		Unfunded Balances (Continued)
Issuer	Maturity Date	December 31, 2025	December 31, 2024
CrewLine Buyer, Inc. (New Relic)	11/8/2030	$995,744	$995,744
CP Iris Holdco I, Inc	10/27/2032	324,100	N/A
Disco Parent, Inc. (Duck Creek Technologies)	3/30/2029	N/A	232,723
DNAnexus, Inc	12/18/2029	16,793,184	16,793,184
Douglas Holdings, Inc (Docupace)	8/27/2030	1,635,795	1,858,858
Douglas Holdings, Inc (Docupace)	8/27/2030	281,657	890,768
Douglas Holdings, Inc (Docupace)	8/27/2030	743,543	743,543
Douglas Holdings, Inc (Docupace)	8/27/2030	N/A	2,044,744
Deepl Se (Germany)	6/26/2030	14,783,278	N/A
Deepl Se (Germany)	6/26/2030	4,166,336	N/A
Dragos, Inc.	6/30/2030	19,924,142	N/A
Dragos, Inc.	6/30/2030	7,315,247	N/A
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	3,641,447	N/A
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	1,213,816	N/A
Emburse Inc.	5/28/2032	4,651,654	N/A
Emburse Inc.	5/28/2032	4,651,654	N/A
Express Wash Acquisition Company, LLC (Whistle)	4/10/2031	1,274,611	N/A
e-Discovery AcquireCo, LLC (Reveal)	8/23/2029	672,678	1,441,453
EdgeCo Buyer, Inc.	6/1/2028	585,680	585,680
EdgeCo Buyer, Inc.	6/1/2028	917,566	5,856,804
FirstUp, Inc	7/13/2027	908,548	N/A
Flexport Capital, LLC	6/30/2029	19,360,567	N/A
Focus Financial Partners, LLC	9/10/2031	N/A	238,727
Fusion Holding Corp. (Finalsite)	9/15/2027	167,010	371,133
Fusion Risk Management, Inc.	5/22/2029	335,574	457,601
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	2,870,057	N/A
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	2,583,051	N/A
GC Champion Acquisition LLC (Numerix)	8/19/2028	3,682,906	3,682,906
GC Waves Holdings, Inc. (Mercer)	8/10/2029	831,419	831,419
Grant Thornton Advisors LLC	6/2/2031	N/A	34,936
GTY Technology Holdings Inc.	7/9/2029	1,056,080	264,374
GTY Technology Holdings Inc.	7/9/2029	N/A	770,655
GC Waves Holdings, Inc. (Mercer)	10/4/2030	28,606,431	N/A
Griffon Bidco Inc. (Layerzero)	7/31/2031	4,597,405	N/A
Griffon Bidco Inc. (Layerzero)	7/31/2031	4,597,405	N/A

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2025

5. Commitments and Contingencies (Continued)

		Unfunded Balances (Continued)
Issuer	Maturity Date	December 31, 2025	December 31, 2024
Higginbotham Insurance Agency, Inc.	11/25/2026	N/A	$917,024
Higginbotham Insurance Agency, Inc.	9/30/2026	12,000,000	N/A
Higginbotham Insurance Agency, Inc.	12/10/2027	345,585	N/A
Honey Intermediate, Inc. (iLobby) (Canada)	9/26/2030	1,872,401	1,872,401
HSI Halo Acquisitions, Inc.	6/28/2031	551,868	912,423
HSI Halo Acquisitions, Inc.	6/28/2031	735,825	735,825
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	1,020,417	1,020,417
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	612,250	612,250
Hyphen Solutions, LLC	8/6/2032	6,417,610	N/A
Hyphen Solutions, LLC	8/6/2032	3,850,566	N/A
Hobbs & Associates, LLC	7/23/2031	414,167	N/A
Integrity Marketing Acquisition, LLC	8/26/2033	2,709,613	7,686,777
Integrity Marketing Acquisition, LLC	8/25/2028	4,184,623	4,319,357
Intercept Bidco, Inc.	6/3/2030	2,591,349	2,591,349
Intercept Bidco, Inc.	6/3/2030	1,727,566	1,727,566
IVXS UK Limited (ComplyAdvantage) (United Kingdom)	5/19/2029	3,155,511	N/A
IvyRehab Intermediate II, LLC	4/23/2029	21,548,457	N/A
IvyRehab Intermediate II, LLC	4/23/2029	N/A	8,703,024
JF Acquisition, LLC (JF Petroleum)	6/18/2030	6,723,169	N/A
JF Acquisition, LLC (JF Petroleum)	6/18/2030	4,158,661	N/A
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	1,700,161	2,713,024
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	1,085,209	1,085,209
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	N/A	2,299,429
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	1,594,443	N/A
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	689,596	123,067
Logicmonitor, Inc	11/19/2031	1,856,512	1,856,512
Logicmonitor, Inc	10/7/2032	10,888,019	N/A
Lucky US BuyerCo, LLC (Global Payments)	3/30/2029	37,679	163,820
Madison Logic Holdings, Inc.	12/30/2027	85,805	85,805
MRO Parent Corporation	6/9/2032	3,022,672	N/A
MRO Parent Corporation	6/9/2032	3,022,672	N/A
MH Sub I, LLC (Micro Holding Corp.)	12/11/2031	N/A	262,398
Modigent, LLC (Pueblo)	8/23/2027	1,021,491	161,736
Modigent, LLC (Pueblo)	8/23/2028	N/A	5,353,117
Mpulse Mobile Inc.	8/26/2032	3,821,067	N/A

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2025

5. Commitments and Contingencies (Continued)

		Unfunded Balances (Continued)
Issuer	Maturity Date	December 31, 2025	December 31, 2024
Mpulse Mobile Inc.	8/26/2032	$5,731,601	N/A
Kaman Corporation	2/26/2032	494,807	N/A
Kid Distro Holdings, LLC	10/1/2029	1,546,384	585,700
Oranje Holdco, Inc. (KnowBe4)	2/1/2029	N/A	180,686
Oak Funding LLC	12/2/2032	1,706,111	N/A
Payroc, LLC	11/1/2027	166,509	166,509
PlayPower, Inc	8/28/2030	N/A	2,070,380
Peter C. Foy & Associates Insurance Services, LLC (PCF Insurance)	11/1/2028	N/A	1,545,484
PMA Parent Holdings, LLC	1/31/2031	5,032,725	1,270,184
Pye-Barker Fire & Safety LLC	12/10/2032	126,750	N/A
Palmdale Oil Company, LLC	12/12/2031	228,988	N/A
Palmdale Oil Company, LLC	12/12/2031	763,292	N/A
Pyramid Analytics BV (Netherlands)	5/14/2029	309,850	N/A
Raven Acquisition Holdings LLC (R1 RCM)	11/19/2031	136,326	105,659
Rialto Management Group, LLC	12/5/2030	N/A	395,598
RBS Buyer Inc.	7/31/2031	3,406,439	N/A
RBS Buyer Inc.	7/31/2031	5,677,398	N/A
Secretariat Advisors LLC	2/24/2032	885,777	N/A
Signia Aerospace LLC	11/21/2031	N/A	115,688
Serrano Parent, LLC (Sumo Logic)	5/12/2030	409,922	409,922
Skydio, Inc	12/4/2029	3,750,000	3,750,000
Skydio, Inc	12/4/2029	N/A	3,750,000
Spark Buyer, LLC (Sparkstone)	10/15/2031	4,701,603	4,701,603
Spark Buyer, LLC (Sparkstone)	10/15/2031	1,551,529	2,350,802
Spartan Bidco Pty Ltd (StarRez) (Australia)	1/24/2028	360,555	548,308
Streamland Media Midco LLC	3/31/2029	57,174	N/A
Stonebridge Companies, LLC	5/16/2031	1,792,747	N/A
Stonebridge Companies, LLC	5/16/2030	1,195,165	N/A
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	4/25/2031	N/A	3,200,000
Syndigo, LLC	9/2/2032	4,207,530	N/A
Signia Aerospace, LLC	11/21/2031	119,638	N/A
Shackleton Bidco Inc. (Payworks) (Canada)	11/5/2032	3,826,279	N/A
Shackleton Bidco Inc. (Payworks) (Canada)	11/5/2032	15,305,116	N/A

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2025

5. Commitments and Contingencies (Continued)

		Unfunded Balances (Continued)
Issuer	Maturity Date	December 31, 2025	December 31, 2024
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2028	$342,194	$1,368,776
Titan Home Improvement, LLC (Renuity)	5/31/2030	1,810,099	1,810,099
Titan Home Improvement, LLC (Renuity)	5/31/2030	1,508,416	1,508,416
Trintech, Inc.	7/25/2029	516,842	516,842
Vensure Employer Services, Inc.	9/19/2031	250,355	2,754,691
Vortex Companies, LLC	9/4/2029	4,658,247	N/A
Vortex Companies, LLC	9/4/2029	N/A	7,634,803
Vortex Companies, LLC	9/4/2029	1,061,989	1,713,916
Wealth Enhancement Group, LLC	10/2/2028	3,896,494	6,568,140
Wealth Enhancement Group, LLC	10/4/2028	N/A	1,031,615
Wealth Enhancement Group, LLC	10/4/2028	1,318,338	1,318,338
Wealth Enhancement Group, LLC	10/2/2028	7,609,295	N/A
Wharf Street Rating Acquisition, LLC (KBRA)	9/16/2032	3,937,508	N/A
Wharf Street Rating Acquisition, LLC (KBRA)	9/16/2032	3,937,508	N/A
Zendesk Inc.	11/22/2028	N/A	251,563
Zendesk Inc.	11/22/2028	N/A	610,938
Total Unfunded Balances		$402,336,961	$156,978,706

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2025

6. Other Related Party Transactions

The Investment Adviser paid all of the Fund’s organizational and offering expenses on the Fund’s behalf. During the Reimbursement Period, the Fund agreed to reimburse the Investment Adviser for any and all Expense Support Agreement Expense Payments incurred by the Investment Adviser under the Expense Support Agreement to the extent that the Fund’s annual Operating Expenses did not exceed 1.25% of the value of the Fund’s net assets, calculated monthly based on month-end net assets. The Reimbursement Period expired on March 18, 2025. From inception of the Fund through the expiration of the Reimbursement Period, the Fund reimbursed the Investment Adviser for $0.8 million related to organizational and offering expenses of the Fund pursuant to the Expense Support Agreement.

From time to time, the Investment Adviser advances payments to third parties on behalf of the Fund and receives reimbursement from the Fund under the Expense Support and Conditional Reimbursement Agreement. At December 31, 2025 and December 31, 2024, amounts reimbursable to the Investment Adviser under the Expense Support and Conditional Reimbursement Agreement totaled $0.1 million and $1.1 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities. The Investment Adviser may also elect to pay certain expenses on the Fund’s behalf, provided that no portion of an Expense Payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Fund. For the year ended December 31, 2025, the Fund received $10.8 million in expense support from the Investment Adviser. There was no expense support received for the years ended December 31, 2024 and 2023.

The Fund has entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator will perform (or oversee, or arrange for, the performance by third parties of) the administrative services necessary for the operation of the Fund, including but not limited to, determining and publishing the Fund's net asset value (“NAV”), overseeing the preparation and filing of the Fund's tax returns, and the printing and dissemination of reports to shareholders of the Fund, and generally overseeing the payment of the Fund's expenses and the performance of administrative and professional services rendered to the Fund by others. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities thereunder, including payments to the Administrator in an amount equal to the Fund’s allocable portion of overhead and other expenses incurred by the Administrator or its affiliate in performing its obligations and services under the Administration Agreement, such as rent, license fees and other costs associated with computer software utilized in providing such obligations and services and the Fund’s allocable portion of the cost of personnel attributable to performing such obligations and services, including, but not limited to, marketing, legal and other services performed by the Administrator for the Fund. The Administrator will also, on behalf of the Fund, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other shareholders servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, shareholders and such other persons in any such other capacity deemed to be necessary or desirable. For the years ended December 31, 2025, 2024 and 2023, the Fund incurred $1.5 million and $1.1 million and $1.3 million respectively, for such administrative service expenses.

7. Stockholders’ Equity and Dividends

The Fund is offering on a continuous basis up to $5,000,000,000 of the Fund’s common shares of beneficial interest (“Common Shares”). The Fund is offering to sell any combination of three classes of Common Shares, Class D shares, Class S shares and Institutional shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of Common Shares equals the Fund’s NAV per share, as of the effective date of the monthly share purchase date. The Fund’s offering is a “best efforts” offering, which means that BlackRock Investments, LLC, the distributor for the offering, will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares of such offering.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2025

7. Stockholders’ Equity and Dividends (Continued)

The Fund has the authority to issue an unlimited number of Common Shares of any class and an unlimited number of shares of preferred shares, at a par value $0.001 per share. As of December 31, 2025, the Fund had 61,039,850 Institutional shares, 4,782,132 Class S shares, and 93,350 Class D shares issued and outstanding.

The following table summarizes transactions in Common Shares for the years ended December 31, 2025 and 2024:

	Year ended December 31, (1)
	2025		2024
	Shares	Amount	Shares	Amount
Institutional Class
Subscriptions	35,326,769	$855,541,552	13,602,003	$337,869,390
Share transfers between classes	179,403	4,341,091	—	—
Distributions reinvested	2,102,102	51,063,803	1,270,509	31,574,888
Share Repurchases	(902,557)	(21,853,128)	(146,864)	(3,643,716)
Net Increase (Decrease)	36,705,717	$889,093,318	14,725,648	$365,800,562

Class S
Subscriptions	3,040,787	73,986,811	1,806,766	44,856,000
Distributions reinvested	44,165	1,068,261	1,410	35,010
Share Repurchases	(110,995)	(2,664,421)	—	—
Net Increase (Decrease)	2,973,957	$72,390,651	1,808,176	$44,891,010

Class D
Subscriptions	140,964	3,429,598	127,369	3,155,500
Share transfers between classes	(179,403)	(4,341,091)	—	—
Distributions reinvested	4,408	106,430	12	295
Net Increase (Decrease)	(34,031)	$(805,063)	127,381	$3,155,795

______________________

(1)
Class S commenced operations on June 1, 2024 and Class D commenced operations on August 1, 2024.

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents our monthly NAV per share for each of the three classes of shares since our inception through December 31, 2025.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2025

7. Stockholders’ Equity and Dividends (Continued)

	NAV per Share
For the Month Ended	Institutional Class	Class S	Class D
June 30, 2022	$23.49	N/A	N/A
July 31, 2022	24.40	N/A	N/A
August 31, 2022	24.86	N/A	N/A
September 30, 2022	23.74	N/A	N/A
October 31, 2022	23.89	N/A	N/A
November 30, 2022	23.93	N/A	N/A
December 31, 2022	23.69	N/A	N/A
January 31, 2023	24.28	N/A	N/A
February 28, 2023	24.25	N/A	N/A
March 31, 2023	24.23	N/A	N/A
April 30, 2023	24.38	N/A	N/A
May 31, 2023	24.05	N/A	N/A
June 30, 2023	24.49	N/A	N/A
July 31, 2023	24.73	N/A	N/A
August 31, 2023	24.85	N/A	N/A
September 30, 2023	24.99	N/A	N/A
October 31, 2023	24.70	N/A	N/A
November 30, 2023	24.87	N/A	N/A
December 31, 2023	24.85	N/A	N/A
January 31, 2024	24.92	N/A	N/A
February 29, 2024	24.93	N/A	N/A
March 31, 2024	24.98	N/A	N/A
April 30, 2024	24.93	N/A	N/A
May 31, 2024	24.95	N/A	N/A
June 30, 2024	24.84	24.84	N/A
July 31, 2024	24.75	24.75	N/A
August 31, 2024	24.79	24.79	24.79
September 30, 2024	24.77	24.77	24.77
October 31, 2024	24.83	24.83	24.83
November 30, 2024	24.84	24.84	24.84
December 31, 2024	24.79	24.79	24.79
January 31, 2025	24.77	24.77	24.77
February 28, 2025	24.64	24.64	24.64
March 31, 2025	24.42	24.42	24.42
April 30, 2025	24.11	24.11	24.11
May 31, 2025	24.27	24.27	24.27
June 30, 2025	24.24	24.24	24.24
July 31, 2025	24.22	24.22	24.22
August 31, 2025	24.20	24.20	24.20
September 30, 2025	24.07	24.07	24.07
October 31, 2025	23.99	23.99	23.99
November 30, 2025	23.98	23.98	23.98
December 31, 2025	23.95	23.95	23.95

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering net investment income available for distribution to shareholders, at the discretion of our Board of Trustees.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2025

7. Stockholders’ Equity and Dividends (Continued)

Institutional Class

The following tables summarize the Fund's dividends declared for the Institutional Class shares for the years ended December 31, 2025 and 2024:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 26, 2024	January 30, 2024	February 27, 2024	Regular	$0.2300	$2,348,876
February 23, 2024	February 28, 2024	March 27, 2024	Regular	0.2300	2,471,608
March 26, 2024	March 28, 2024	April 26, 2024	Regular	0.2300	2,572,189
April 24, 2024	April 29, 2024	May 29, 2024	Regular	0.2300	2,817,179
May 24, 2024	May 30, 2024	June 26, 2024	Regular	0.2300	2,983,344
June 26, 2024	June 27, 2024	July 29, 2024	Regular	0.2300	3,183,325
July 26, 2024	July 30, 2024	August 28, 2024	Regular	0.2300	3,812,774
August 23, 2024	August 29, 2024	September 26, 2024	Regular	0.2300	4,370,691
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.2300	4,658,792
October 24, 2024	October 30, 2024	November 27, 2024	Regular	0.2300	4,925,216
November 25, 2024	November 27, 2024	December 27, 2024	Regular	0.2300	5,342,972
December 20, 2024	December 30, 2024	January 29, 2025	Regular	0.2300	5,596,850
				$2.7600	$45,083,816
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$5,923,347
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	6,249,265
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	6,588,559
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.2300	7,190,565
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.2300	7,422,523
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.2300	7,802,691
July 25, 2025	July 30, 2025	August 27, 2025	Regular	0.2300	9,024,581
August 22, 2025	August 28, 2025	September 26, 2025	Regular	0.1980	8,822,622
September 26, 2025	September 29, 2025	October 29, 2025	Regular	0.1976	9,423,839
October 24, 2025	October 30, 2025	November 26, 2025	Regular	0.1966	10,429,938
November 26, 2025	November 28, 2025	December 29, 2025	Regular	0.1959	11,205,904
December 23, 2025	December 30, 2025	January 28, 2026	Regular	0.1959	11,957,706
				$2.5940	$102,041,540

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2025

7. Stockholders’ Equity and Dividends (Continued)

Class S Shares

The following table summarizes the Fund's dividends declared for the Class S shares for the years ended December 31, 2025 and 2024.

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
June 26, 2024	June 27, 2024	July 29, 2024	Regular	$0.2300	$0.2100	$68,922	$63,626
July 26, 2024	July 30, 2024	August 28, 2024	Regular	0.2300	0.2100	142,491	131,591
August 23, 2024	August 29, 2024	September 26, 2024	Regular	0.2300	0.2100	201,157	185,825
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.2300	0.2100	255,347	235,807
October 24, 2024	October 30, 2024	November 27, 2024	Regular	0.2300	0.2100	320,062	295,709
November 25, 2024	November 27, 2024	December 27, 2024	Regular	0.2300	0.2100	377,573	348,681
December 20, 2024	December 30, 2024	January 29, 2025	Regular	0.2300	0.2100	415,880	384,088
.				$1.6100	$1.4700	$1,781,432	$1,645,327
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$0.2124	$472,537	$436,377
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	0.2125	527,138	487,029
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	0.2125	599,042	553,463
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.2300	0.2127	683,484	632,083
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.2300	0.2129	731,457	677,139
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.2300	0.2128	783,555	724,982
July 25, 2025	July 30, 2025	August 27, 2025	Regular	0.2300	0.2128	847,411	784,161
August 22, 2025	August 28, 2025	September 26, 2025	Regular	0.1980	0.1808	783,407	715,516
September 26, 2025	September 29, 2025	October 29, 2025	Regular	0.1976	0.1805	836,967	764,370
October 24, 2025	October 30, 2025	November 26, 2025	Regular	0.1966	0.1796	864,300	789,349
November 26, 2025	November 28, 2025	December 29, 2025	Regular	0.1959	0.1789	910,079	831,135
December 23, 2025	December 30, 2025	January 28, 2026	Regular	0.1959	0.1789	936,819	855,583
				$2.5940	$2.3873	$8,976,196	$8,251,187

_____________________________________________

(1)
Class S commenced operations on June 1, 2024.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2025

7. Stockholders’ Equity and Dividends (Continued)

Class D Shares

The following table summarizes the Fund's dividends declared for the Class D shares for the years ended December 31, 2025 and 2024.

Date Declared (1)	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
August 23, 2024	August 29, 2024	September 26, 2024	Regular	$0.2300	$0.2248	$28	$27
September 25, 2024	September 27, 2024	October 29, 2024	Regular	0.2300	0.2248	51	50
October 24, 2024	October 30, 2024	November 27, 2024	Regular	0.2300	0.2200	27,906	27,275
November 25, 2024	November 27, 2024	December 27, 2024	Regular	0.2300	0.2200	29,249	28,588
December 20, 2024	December 30, 2024	January 29, 2025	Regular	0.2300	0.2200	29,297	28,638
.				$1.1500	$1.0996	$86,531	$84,578
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$0.2248	$30,170	$29,488
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	0.2248	32,328	31,597
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	0.2249	34,059	33,304
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.2300	0.2249	37,499	36,670
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.2300	0.2250	37,558	36,737
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.2300	0.2249	46,315	45,297
July 25, 2025	July 30, 2025	August 27, 2025	Regular	0.2300	0.2250	24,559	23,409
August 22, 2025	August 28, 2025	September 26, 2025	Regular	0.1980	0.1930	24,447	23,762
September 26, 2025	September 29, 2025	October 29, 2025	Regular	0.1976	0.1926	22,624	21,940
October 24, 2025	October 30, 2025	November 26, 2025	Regular	0.1966	0.1916	22,433	21,861
November 26, 2025	November 28, 2025	December 29, 2025	Regular	0.1959	0.1909	18,547	18,073
December 23, 2025	December 30, 2025	January 28, 2026	Regular	0.1959	0.1909	18,287	17,821
				$2.5940	$2.5332	$348,827	$339,959

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

Through October 31, 2024, all of the Fund’s distributions resulted from net investment income. From November 1, 2024 through July 31, 2025, certain of the Fund's distributions were from sources other than net investment income. Through December 31, 2025, a portion of the Fund's distributions resulted and future distributions may result from expense support from the Investment Adviser, which is subject to repayment by the Fund within three years from the date of payment. Any such distribution may not be based solely on the Fund’s investment performance, and can only be sustained if the Fund achieves positive investment performance in future periods and/or the Investment Adviser continues to provide expense support. The Fund’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Fund will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, may include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of cash distributions on a GAAP basis that the Fund has declared on its common shares:

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2025

7. Stockholders’ Equity and Dividends (Continued)

	For the Year Ended December 31, 2025 (1)
	Institutional Class		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.22	$90,252,681	$2.01	$7,158,550	$2.15	$282,743
Net realized gains	0.38	11,788,859	0.38	1,092,637	0.38	57,216
Total	$2.59	$102,041,540	$2.39	$8,251,187	$2.53	$339,959

	For the Year Ended December 31, 2024 (1)
	Institutional Class		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.71	$44,015,387	$1.42	$1,568,515	$1.05	$78,816
Net realized gains	0.05	1,068,429	0.05	76,812	0.05	5,762
Total	$2.76	$45,083,816	$1.47	$1,645,327	$1.10	$84,578

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

Under the Fund’s share repurchase plan, to the extent the Fund offers to repurchase shares in any particular quarter, the Fund expects to repurchase shares pursuant to tender offers on or around the last business day of that quarter using a purchase price equal to the NAV per share as of the last business day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the valuation date of the applicable tender offer. The Early Repurchase Deduction may be waived at the Fund’s or Distributor’s discretion (a) in the case of repurchase requests arising from the death, divorce or qualified disability of the holder, (b) due to trade or operational error, or (c) for repurchase requests with respect to shares held in accounts of asset allocation programs, such as model portfolio management programs (and similar arrangements). The Early Repurchase Deduction will be waived in the event that a shareholder’s shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance. In addition, the Fund’s Common Shares are sold to certain feeder vehicles primarily created to hold the Fund’s Common Shares that in turn offer interests in such feeder vehicles to non-U.S. persons. For such feeder vehicles and similar arrangements in certain markets, the Fund may not apply the Early Repurchase Deduction to the feeder vehicles or underlying investors, often because of administrative or systems limitations. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders. The Fund commenced its initial quarterly repurchase offer on April 28, 2023.

The following table presents information with respect to the Fund's repurchases for the years ended December 31, 2025 and 2024 :

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
January 31, 2025	February 28, 2025	139,189	0.5%	$24.42	March 31, 2025	$3,398,946	—
April 30, 2025	May 28, 2025	265,506	0.7%	$24.24	June 30, 2025	$6,434,733	—
July 31, 2025	August 27, 2025	552,561	1.1%	$24.07	September 30, 2025	$13,290,207	—
October 31, 2025	November 28, 2025	1,215,939	1.8%	$23.95	December 31, 2025	$29,116,490	—

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Net of Early Repurchase Deduction (if any).

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2025

8. Share Repurchase Program (Continued)

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2025

9. Financial Highlights

The following are the financial highlights for the years ended December 31, 2025, 2024 and 2023. No Class S shares were outstanding between January 1, 2024 and May 31, 2024. No Class D shares were outstanding between January 1, 2024 and July 31, 2024.

	For the Year Ended December 31,
	2025			2024 (1)			2023
	Institutional Class	Class S	Class D	Institutional Class	Class S	Class D	Institutional Class
Per Common Share
Per share NAV at beginning of period	$24.79	$24.79	$24.79	$24.85	$24.95	$24.75	$23.69
Investment operations: (2)
Net investment income before excise taxes	2.22	2.01	2.15	—	—	—	—
Excise taxes	—	—	—	—	—	—	—
Net investment income	2.22	2.01	2.15	2.60	1.35	0.99	3.18
Net realized and unrealized gain (loss)	(0.46)	(0.46)	(0.46)	0.10	(0.04)	0.15	0.85
Total from investment operations	1.76	1.55	1.69	2.70	1.31	1.14	4.03

Dividends to common shareholders	(2.60)	(2.39)	(2.53)	(2.76)	(1.47)	(1.10)	(2.87)
Per share NAV at end of period	$23.95	$23.95	$23.95	$24.79	$24.79	$24.79	$24.85

Total return based on net asset value: (3)	7.10%	6.25%	6.82%	10.87%	5.25%	4.61%	17.01%

Shares outstanding at end of period	61,039,850	4,782,132	93,350	24,334,133	1,808,175	127,381	9,608,484
Ratios to average net asset value: (4)
Net investment income(5)	9.58%	8.73%	8.79%	10.66%	9.86%	10.38%	13.50%
Expenses before incentive fee (6)	5.16%	6.19%	5.96%	5.89%	5.84%	5.24%	6.70%
Expenses and incentive fee (7)(8)(9)	6.31%	7.36%	7.07%	7.54%	6.79%	5.91%	6.70%

Ending net asset value	$1,461,960,470	$114,536,454	$2,235,823	$603,211,729	$44,822,335	$3,157,610	$238,804,026
Weighted-average number of common shares	40,231,661	3,524,337	132,688	16,353,680	1,107,732	75,396	7,055,915

Fund-level Supplemental Data
Portfolio turnover rate	24.53%			22.89%			23.13%
Weighted-average debt outstanding	$637,922,451			$201,243,169			$110,172,603
Weighted-average interest rate on debt	6.25%			7.15%			7.01%
Weighted-average debt per share	$9.68			$7.66			$11.47

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
(8)
For the year ended December 31, 2025, amounts are annualized except for organizational costs, management fee and income based incentive fee waivers by the Investment Adviser. For the year ended December 31, 2025, the ratio of total operating expenses to average net assets was 7.50%, 8.49%, and 7.75% on Institutional Class, Class S and Class D respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and income based incentive fee waivers by the Investment Adviser which represented 1.19%, 1.13% and 0.68% on Institutional Class, Class S and Class D, respectively, of average net assets.
(9)
For the year ended December 31, 2023, the ratio of total operating expenses to average was 9.86% on Institutional Class, on an annualized basis, excluding the effect of management fee and income based incentive fee waivers by the Investment Adviser which represented 3.18% on Institutional Class of average net assets.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2025

10. Senior Securities

Information about the Fund's senior securities is shown in the following table for each of the years ended December 31, 2025, 2024, 2023 and the period from March 18, 2022 (Inception) to December 31, 2022.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
Fiscal year 2025	$260,000,000	$4,657	—	N/A
Fiscal year 2024	320,000,000	3,229	—	N/A
Fiscal year 2023	156,000,000	2,510	—	N/A
Fiscal year 2022	95,000,000	2,225	—	N/A
Revolving Credit Facility
Fiscal year 2025	$50,970,583	$4,657	—	N/A
Fiscal year 2024	—	3,229	—	N/A
SG Revolving Credit Facility
Fiscal year 2025	$200,000,000	$4,657	—	N/A
Tranche A Notes
Fiscal year 2025	$70,000,000	$2,859	—	N/A
Fiscal year 2024	70,000,000	2,656	—	N/A
Tranche B Notes
Fiscal year 2025	$55,000,000	$2,859	—	N/A
Promissory Notes
Fiscal year 2025	$110,000	$2,859	—	N/A
2025A Tranche B Notes
Fiscal year 2025	$150,000,000	$2,859	—	N/A
2025A Tranche A Notes
Fiscal year 2025	$50,000,000	$2,859	—	N/A

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements

December 31, 2025

11. Subsequent Events

On January 2, 2026, the Fund accepted $33.2 million of additional subscriptions, to purchase $30.0 million of additional Institutional shares, $3.1 million of additional Class S shares and $0.1 million of additional Class D shares, par value $0.001 per share. On January 21, 2026, the number of shares being purchased was fixed when the purchase price of $23.95 per Institutional, Class S shares and Class D shares were determined by the Fund. As a result, the Fund issued 1.3 million Institutional shares, 0.1 million Class S shares and 0.0 million Class D shares and received $33.2 million in proceeds.

On January 26, 2026, the Fund declared a regular distribution as follows:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Institutional Shares	$0.1956	$—	$0.1956
Class S Shares	0.1956	0.0170	0.1786
Class D Shares	0.1956	0.0050	0.1906

The distribution was paid on February 25, 2026 to shareholders of record at the close of business on January 29, 2026. The distribution was paid in cash or reinvested in Fund shares for shareholders participating in the Fund’s distribution reinvestment plan.

On February 2, 2026, the Fund accepted $48.4 million of additional subscriptions, to purchase $45.1 million of additional Institutional shares, $3.3 million of additional Class S shares and $0.0 million of additional Class D shares, par value $0.001 per share. On February 20, 2026, the number of shares being purchased was fixed when the purchase price of $23.90 per Institutional, Class S shares and Class D shares were determined by the Fund. As a result, the Fund issued 1.9 million Institutional shares, 0.1 million Class S shares and 0.0 million Class D shares and received $48.4 million in proceeds.

On February 24, 2026, the Fund declared a regular distribution as follows:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Institutional Shares	$0.1951	$—	$0.1951
Class S Shares	0.1951	0.0169	0.1782
Class D Shares	0.1951	0.0050	0.1901

The distribution will be payable to shareholders of record at the close of business on February 26, 2026 and will be paid on March 27, 2026. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund’s distribution reinvestment plan.

12. Segment Reporting

The Fund's chief executive officer and chief financial officer act as the Fund's chief operating decision maker ("CODM"). The CODM is responsible for assessing performance, allocating resources and making operating decisions of the Fund on a consolidated basis based on the net increase (decrease) in net assets resulting from operations (“net income”) of the Fund. The CODM has concluded that the Fund operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Fund's shareholders. As the Fund's operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

BlackRock Private Credit Fund

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2025

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

Item 9B. Other Information

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Malaysia Airport Holdings Berhad in March 2025, in which certain funds and entities affiliated with Global Infrastructure Management, LLC, a consolidated subsidiary of BlackRock, Inc., obtained a minority non-controlling interest.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2026 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2026 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2026 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2026 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is contained in the Registrant’s definitive Proxy Statement for its 2026 Annual Shareholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025 and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following reports and financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Trust of the Registrant(1)
3.2	Fourth Amended and Restated Agreement and Declaration of Trust of the Registrant(4)
3.3	Amendment No.1 to the Fourth Amended and Restated Agreement and Declaration of Trust of the Registrant(17)
3.4	Second Amended and Restated Bylaws of the Registrant(15)
3.5	Amendment No. 1 to the Second Amended and Restated Bylaws of the Registrant(16)
10.1	Amended and Restated Advisory Agreement(3)
10.2	Second Amended and Restated Advisory Agreement(8)
10.3	Amended and Restated Sub-Advisory Agreement(3)
10.4	Distribution Agreement(3)
10.5	Form of Broker-Dealer Agreement(1)
10.6	Distribution and Shareholder Servicing Plan of Registrant(3)
10.7	Amended and Restated Distribution and Shareholder Servicing Plan of Registrant(8)
10.8	Custodian Agreement(1)
10.9	Administration Agreement(3)
10.10	Amended and Restated Administration Agreement(2)
10.11	Transfer Agency Agreement(1)
10.12	Amended and Restated Multi-Class Plan*
10.13	Second Amended and Restated Fee Waiver and Expense Support and Reimbursement Agreement by and between the Registrant and Adviser(9)
10.14	Expense Support and Conditional Reimbursement Agreement, dated August 26, 2025, by and between the Registrant and Adviser(17)
10.15

Credit and Security Agreement, dated June 3, 2022, among BlackRock Private Credit Fund Leverage I, LLC, PNC Bank, National Association, as Facility Agent, State Street Bank and Trust Company, as Collateral Agent and Custodian, and the lenders from time to time parties thereto(5)

10.16

Amendment No. 1 to Credit and Security Agreement among BlackRock Private Credit Fund Leverage I, LLC and PNC Bank, National Association as revolving lender, term lender, facility agent and calculation agent(6)

10.17

Amendment No. 2 to Credit and Security Agreement among BlackRock Private Credit Fund Leverage I, LLC and PNC
Bank, National Association as revolving lender, term lender, facility agent and calculation agent(7)

10.18	Senior Secured Credit Agreement among BlackRock Private Credit Fund, Sumitomo Mitsui Banking Corporation, as administrative agent, and the lenders and issuing banks parties thereto(10)
10.19

First Amendment to Senior Secured Credit Agreement, dated as of August 7, 2025, between BlackRock Private Credit Fund, as borrower, the lenders and issuing banks party thereto and Sumitomo Mitsui Banking Corporation, as administrative agent, and collateral agent(21)**

10.20

Joinder Agreement, dated as of November 4, 2024, by and among BlackRock Private Credit Fund, Sumitomo Mitsui Banking Corporation, as administrative agent and issuing bank, and BNP Paribas and Morgan Stanley Bank, N.A., as the assuming lenders(11)

10.21

Joinder Agreement, dated as of December 5, 2025, by and among BlackRock Private Credit Fund, Sumitomo Mitsui Banking Corporation, as administrative agent and issuing bank, and BNP Paribas, Morgan Stanley Bank, N.A., and State Street Bank and Trust Company as the assuming lenders(18)

10.22

First Amended and Restated Credit and Security Agreement, dated as of November 27, 2024, by and among BlackRock Private Credit Fund Leverage I, LLC, PNC Bank, National Association as facility agent, State Street Bank and Trust Company as collateral agent and custodian and the lenders party from time to time (12)

10.23

Amendment No. 1 to the First Amended and Restated Credit and Security Agreement by and among BlackRock Private Credit Fund Leverage I, LLC, PNC Bank, National Association, as facility agent, State Street Bank and Trust Company as collateral agent and custodian and the lenders party thereto from time to time(19)**

10.24

Amendment No. 2 to First Amended and Restated Credit and Security Agreement, dated as of December 12, 2025, by and among BlackRock Private Credit Fund Leverage I, LLC as borrower, PNC Bank, National Association as facility agent and lender, and State Street Bank and Trust Company as collateral agent and custodian(20)**

10.25	Master Note Purchase Agreement, dated as of November 18, 2024, by and among BlackRock Private Credit Fund and the purchasers party thereto(13)
10.26	First Supplement to Master Note Purchase Agreement, dated October 8, 2025, by and among BlackRock Private Credit Fund and the additional purchasers party thereto(13)**
10.27

Loan Agreement, dated as of May 28, 2025, by and among BlackRock Private Credit Fund Leverage II, LLC, as borrower, Société Generale, as administrative agent, BlackRock Private Credit Fund, as collateral manager, the lenders party thereto and the investors party thereto(14)**

10.28	Warehouse Collateral Management Agreement, dated as of May 28, 2025, between BlackRock Private Credit Fund Leverage II, LLC as borrower and BlackRock Private Credit Fund as collateral manager(14)
10.29	Master Participation Agreement, dated as of May 28, 2025, between BlackRock Private Credit Fund Leverage I, LLC, as seller, and BlackRock Private Credit Fund Leverage II, LLC, as buyer(14)**
19.1	Insider Trading Policy*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*
99.1	Disclosure Pursuant to Section 13(r) of the Exchange Act*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(2)
Previously filed with the Registrant’s Form 10-K dated as of February 28, 2025 and incorporated herein by reference.
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
(13)
Previously filed with the Registrant’s Form 8-K dated as of October 8, 2025 and incorporated herein by reference.
(14)
Previously filed with the Registrant’s Form 8-K dated as of June 3, 2025 and incorporated herein by reference.
(15)
Previously filed with the Registrant’s Form 8-K dated as of August 2, 2024 and incorporated herein by reference.
(16)
Previously filed with the Registrant’s Form 8-K dated as of August 1, 2025 and incorporated herein by reference.
(17)
Previously filed with the Registrant’s Form 8-K dated as of August 26, 2025 and incorporated herein by reference.
(18)
Previously filed with the Registrant’s Form 8-K dated as of December 10, 2025 and incorporated herein by reference.
(19)
Previously filed with the Registrant’s Form 10-Q dated as of May 8, 2025 and incorporated herein by reference.

(20)
Previously filed with the Registrant’s Form 8-K dated as of December 18, 2025 and incorporated herein by reference.
(21)
Previously filed with the Registrant’s Form 10-Q dated as of August 8, 2025 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock Private Credit Fund

Date: March 2, 2026	By:	/s/ Eric J. Draut
	Name:	Eric J. Draut
	Title:	Trustee

Date: March 2, 2026	By:	/s/ Andrea Petro
	Name:	Andrea Petro
	Title:	Trustee

Date: March 2, 2026	By:	/s/ Maureen Usifer
	Name:	Maureen Usifer
	Title:	Trustee

Date: March 2, 2026	By:	/s/ John Perlowski
	Name:	John Perlowski
	Title:	Trustee

Date: March 2, 2026	By:	/s/ Philip Tseng
	Name:	Philip Tseng
	Title:	Trustee and Chief Executive Officer (Principal Executive Officer)

Date: March 2, 2026	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)