Form 10-Q
period 2026-03-31
BlackRock Private Credit Fund
filed 2026-05-07
CIK 1902649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2026

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

As of March 31, 2026, there was no established public market for the Registrant's shares of common stock.

The number of shares of Registrant’s common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding as of May 7, 2026 was 63,669,162, 4,941,496 and 97,087 of Institutional Class, Class S and Class D Common Shares, respectively.

BLACKROCK PRIVATE CREDIT FUND

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2026

BlackRock Private Credit Fund

Consolidated Statements of Assets and Liabilities

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $2,391,096,696 and $2,254,646,820, respectively)	$2,354,502,240	$2,244,701,289
Total investments (cost of $2,391,096,696 and $2,254,646,820, respectively)	2,354,502,240	2,244,701,289

Cash and cash equivalents	277,420,342	221,222,080
Interest, dividends and fees receivable	14,070,533	14,713,952
Deferred debt issuance costs	7,808,021	5,936,159
Receivable for investments sold	4,005,619	22,267,609
Prepaid expenses and other assets	11,718,769	9,070,139
Total assets	2,669,525,524	2,517,911,228

Liabilities
Debt (net of deferred issuance costs of $1,745,223 and $1,864,718, respectively)	921,742,257	834,215,865
Payable for investments purchased	42,490,086	65,091,915
Interest and debt related payables	20,870,173	14,992,092
Distribution payable	13,455,867	12,831,110
Management fees payable	6,011,956	4,290,672
Incentive fees payable	4,201,794	4,430,296
Reimbursements due to the Investment Adviser	185,000	140,296
Accrued expenses and other liabilities	3,339,186	3,186,235
Total liabilities	$1,012,296,319	$939,178,481

Commitments and contingencies (Note 5)

Net assets	$1,657,229,205	$1,578,732,747

Composition of net assets applicable to common shareholders
Common shares of beneficial interest, $0.001 par value; 70,448,679 and 65,915,332 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	$70,448	$65,914
Paid-in capital in excess of par	1,712,809,582	1,605,160,851
Distributable earnings (loss)	(55,650,825)	(26,494,018)
Total net assets	1,657,229,205	1,578,732,747
Total liabilities and net assets	$2,669,525,524	$2,517,911,228

Net assets per share	$23.52	$23.95

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Assets and Liabilities

	March 31, 2026	December 31, 2025
	(Unaudited)
NET ASSET VALUE PER SHARE
Institutional Shares:
Net assets	$1,536,567,319	$1,461,960,470
Common shares outstanding ($0.001 par value, unlimited shares authorized)	65,319,352	61,039,850
Net asset value per share	$23.52	$23.95
Class S Shares:
Net assets	$118,391,931	$114,536,454
Common shares outstanding ($0.001 par value, unlimited shares authorized)	5,032,831	4,782,132
Net asset value per share	$23.52	$23.95
Class D Shares:
Net assets	$2,269,955	$2,235,823
Common shares outstanding ($0.001 par value, unlimited shares authorized)	96,496	93,350
Net asset value per share	23.52	23.95

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Investment income
Interest income:
Non-controlled, non-affiliated investments	$53,670,425	$28,213,270
PIK income:
Non-controlled, non-affiliated investments	716,927	720,176
Total investment income	54,387,352	28,933,446

Operating expenses
Interest and other debt expenses	13,991,567	6,951,531
Incentive fees earned	5,477,914	2,232,438
Management fees	4,973,899	2,159,278
Administrative expenses	473,022	308,440
Custody Fees	370,288	166,398
Professional fees	183,183	254,708
Amortization of continuous offering costs	88,998	634,857
Distribution and servicing fees
Class S	248,794	121,847
Class D	1,422	2,168
Director fees	69,125	71,125
Organizational expenses	—	161,704
Insurance expense	7,651	7,232
Incentive fees on capital gains (1)	—	(498,552)
Other operating expenses	365,050	234,654
Total operating expenses	26,250,913	12,807,828
Expense Support (Note 3)	(10,208,957)	—
Incentive fee waivers	(1,276,120)	—
Net operating expenses	14,765,836	12,807,828

Net investment income	39,621,516	16,125,618

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(3,651,916)	(1,487,740)
Foreign currency translation	634,821	—
Net realized gain (loss)	(3,017,095)	(1,487,740)

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(26,815,031)	(5,612,828)
Foreign currency translation	675,318	—
Net change in unrealized appreciation (depreciation)	(26,139,713)	(5,612,828)

Net realized and unrealized gain (loss)	(29,156,808)	(7,100,568)

Net increase (decrease) in net assets resulting from operations	$10,464,708	$9,025,050

_______________________________________

(1) Net investment income amounts displayed above are net of the accrual for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with Generally Accepted Accounting Principles (“GAAP”) for the three months ended March 31, 2026 and March 31, 2025 (see Note 3).

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Shares		Paid in Capital	Distributable	Total Net
	Shares	Par Amount	in Excess of Par	Earnings (loss)	Assets
Balance at December 31, 2025	65,915,332	$65,914	$1,605,160,851	$(26,494,018)	$1,578,732,747
Share Transactions
Institutional Class:
Issuance of common shares	4,789,526	4,790	113,918,031	—	113,922,821
Issuance of common shares from dividend reinvestment plan	579,964	580	13,798,338	—	13,798,918
Share transfers between classes	2,067	2	49,057	—	49,059
Repurchase of common shares	(1,092,055)	(1,092)	(26,154,609)	—	(26,155,701)
Class S:
Issuance of common shares	352,947	353	8,408,947	—	8,409,300
Issuance of common shares from dividend reinvestment plan	21,636	22	514,708	—	514,730
Repurchase of common shares	(123,884)	(124)	(2,960,665)	—	(2,960,789)
Class D:
Issuance of common shares	3,427	3	81,497	—	81,500
Issuance of common shares from dividend reinvestment plan	1,786	2	42,484	—	42,486
Share transfers between classes	(2,067)	(2)	(49,057)	—	(49,059)
Net investment income	—	—	—	39,621,516	39,621,516
Net realized and unrealized gain (loss)	—	—	—	(29,156,808)	(29,156,808)
Dividends paid to common shareholders:
Institutional Class	—	—	—	(36,947,736)	(36,947,736)
Class S	—	—	—	(2,619,454)	(2,619,454)
Class D	—	—	—	(54,325)	(54,325)
Balance at March 31, 2026	70,448,679	$70,448	$1,712,809,582	$(55,650,825)	$1,657,229,205

	Common Shares		Paid in Capital	Distributable	Total Net
	Shares	Par Amount	in Excess of Par	Earnings (loss)	Assets
Balance at December 31, 2024	26,269,689	$26,269	$648,200,991	$2,964,414	$651,191,674
Share Transactions
Institutional Class:
Issuance of common shares	3,896,779	3,897	96,383,551	—	96,387,448
Issuance of common shares from dividend reinvestment plan	468,209	468	11,580,417	—	11,580,885
Repurchase of common shares	(53,212)	(53)	(1,317,163)	—	(1,317,216)
Class S:
Issuance of common shares	795,280	795	19,664,705	—	19,665,500
Issuance of common shares from dividend reinvestment plan	4,161	4	102,860	—	102,864
Repurchase of common shares	(3,084)	—	(76,445)	—	(76,445)
Class D:
Issuance of common shares	20,572	21	508,729	—	508,750
Issuance of common shares from dividend reinvestment plan	129	—	3,186	—	3,186
Net investment income	—	—	—	16,125,618	16,125,618
Net realized and unrealized gain (loss)	—	—	—	(7,100,568)	(7,100,568)
Dividends paid to common shareholders:
Institutional Class	—	—	—	(18,761,171)	(18,761,171)
Class S	—	—	—	(1,476,870)	(1,476,870)
Class D	—	—	—	(94,389)	(94,389)
Balance at March 31, 2025	31,398,523	$31,401	$775,050,831	$(8,342,966)	$766,739,266

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Operating activities
Net increase (decrease) in net assets resulting from operations	$10,464,708	$9,025,050
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	3,651,916	1,446,276
Change in net unrealized (appreciation) depreciation of investments	26,648,371	5,612,828
Net amortization of investment discounts and premiums	(2,135,427)	(1,302,624)
Interest and dividend income paid in kind	(766,289)	(724,041)
Amortization of deferred debt issuance costs	544,898	243,524
Changes in assets and liabilities:
Purchases of investments	(231,876,260)	(380,417,459)
Proceeds from disposition of investments	94,676,738	73,569,146
Decrease (increase) in interest, dividends and fees receivable	643,419	(985,204)
Decrease (increase) in receivable for investments sold	18,261,990	6,509,532
Decrease (increase) in prepaid expenses and other assets	(2,648,630)	3,601
Increase (decrease) in interest and debt related payables	5,878,081	2,178,575
Increase (decrease) in incentive fees payable	(228,502)	419,426
Increase (decrease) in management fees payable	1,721,284	(310,237)
Increase (decrease) in accrued capital gains incentive fees	—	(498,552)
Increase (decrease) in reimbursements due to the Investment Adviser	44,704	(143,136)
Increase (decrease) in payable for investments purchased	(22,601,829)	136,103,062
Increase (decrease) in accrued expenses and other liabilities	127,096	297,359
Net cash provided by (used in) operating activities	(97,593,732)	(148,972,874)

Financing activities
Proceeds from common shares sold	122,413,621	116,561,698
Proceeds from issuance of Notes	—	55,000,000
Draws on credit facilities	89,971,789	174,000,000
Repayments of credit facility draws	(2,564,895)	(180,000,000)
Payments of debt issuance costs	(2,271,409)	(242,045)
Dividends paid in cash to shareholders	(24,640,622)	(7,479,612)
Payments of repurchased shares	(29,116,490)	(1,393,661)
Net cash provided by (used in) financing activities	153,791,994	156,446,380

Net increase (decrease) in cash and cash equivalents (including restricted cash)	56,198,262	7,473,506
Cash and cash equivalents (including restricted cash) at beginning of period	221,222,080	41,078,437
Cash and cash equivalents (including restricted cash) at end of period	$277,420,342	$48,551,943

Supplemental cash flow information
Interest payments	$7,556,172	$4,529,433
Excise tax payments	$—	$—
Distribution payable	$13,455,867	$7,175,436
Reinvestment of dividends during the period	$14,356,134	$11,686,935

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited)

March 31, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments(A)
Aerospace and Defense
Arcline FM Holdings, LLC (Fairbanks Morse)	First Lien Term Loan	SOFR(Q)	0.75%	2.75%	6.45%	6/23/2030	$2,875,972	$2,881,744	$2,883,967	0.11%
Bleriot US Bidco Inc.	First Lien Term Loan	SOFR(Q)	—	2.50%	6.20%	10/30/2026	$3,289,161	3,289,123	3,297,960	0.13%
Cobham Ultra US Co-Borrower LLC (Ultra Electronics)	First Lien Term Loan	SOFR(S)	—	4.18%	7.79%	8/4/2029	$2,416,311	2,417,686	2,425,070	0.09%
Chromalloy Holdings LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	6.91%	3/31/2031	$3,792,109	3,806,939	3,799,523	0.13%
Engineering Research Holding LLC (Astrion, Inc.)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.70%	8/29/2031	$22,749,759	22,484,214	18,048,180	0.69%
Kaman Corporation	First Lien Term Loan	SOFR(M)	—	2.50%	6.20%	1/30/2032	$5,760,761	5,743,196	5,769,575	0.22%
Kaman Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	—	2.50%	6.20%	2/26/2032	$106,834	104,559	107,671	—
Propulsion BC Finco Sarl (Luxembourg)	First Lien Term Loan	SOFR(Q)	—	2.50%	6.20%	11/20/2032	$1,586,823	1,591,956	1,589,370	0.06%	C
Skydio, Inc	First Lien Term Loan	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	9.17%	12/4/2029	$7,764,948	7,709,786	7,757,183	0.29%	E
Skydio, Inc	First Lien Delayed Draw Term Loan A	SOFR(M)	2.50%	5.00%	8.67%	12/4/2029	$3,750,000	3,722,419	3,746,250	0.14%	E
Skydio, Inc	First Lien Delayed Draw Term Loan B	SOFR(M)	2.50%	5.00%	8.67%	12/4/2029	$—	(27,581)	(3,750)	—	D/E
Signia Aerospace, LLC	First Lien Term Loan	SOFR(Q)	—	2.75%	6.45%	11/21/2031	$5,446,073	5,458,853	5,466,496	0.21%
Signia Aerospace, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	2.75%	6.45%	11/21/2031	$—	632	449	—
TransDigm Inc	First Lien Term Loan	SOFR(M)	—	2.50%	6.17%	2/28/2031	$2,767,957	2,770,980	2,771,445	0.11%	L
Galileo Parent Inc (Vantor Parent Inc)	First Lien Term Loan	SOFR(Q)	—	4.50%	8.12%	2/28/2033	$475,000	464,906	466,540	0.02%
Zenith AcquisitionCo LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.50%	4.50%	8.17%	1/13/2033	$527,379	472,105	458,962	0.02%	E
Zenith AcquisitionCo LLC	First Lien Revolver	SOFR(Q)	0.50%	4.50%	8.15%	1/13/2033	$—	(20,628)	(25,533)	—	D/E
Zenith AcquisitionCo LLC	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	8.15%	1/13/2033	$22,768,979	22,658,606	22,632,365	0.86%	E
								85,529,495	81,191,723	3.08%
Automobiles
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	EURIBOR(M)	0.75%	5.88%	7.77%	8/22/2031	€17,232,443.00	19,422,127	19,068,952	0.72%	C/E
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	SOFR(Q)	0.75%	5.75%	9.45%	8/22/2031	$29,176,342	28,193,088	28,020,959	1.07%	C/E
Wand Newco 3, Inc. (aka Caliber Collision)	First Lien Term Loan	SOFR(M)	—	2.50%	6.17%	1/30/2031	$2,244,010	2,237,313	2,228,706	0.08%
								49,852,528	49,318,617	1.87%
Auto Components
Clarios Global LP (Canada)	First Lien Term Loan	SOFR(M)	—	2.75%	6.42%	1/14/2032	$6,198,850	6,235,493	6,191,101	0.24%	C

Building Products
Gulfside Supply Inc	First Lien Term Loan	SOFR(Q)	—	3.00%	6.70%	5/29/2031	$1,599,360	1,594,599	1,470,412	0.06%
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.66%	3/1/2030	$9,910,001	9,780,049	9,265,851	0.35%	E
Wilsonart LLC	First Lien Term Loan	SOFR(Q)	—	4.25%	7.95%	8/5/2031	$5,248,153	5,179,896	4,585,574	0.17%
								16,554,544	15,321,837	0.58%
Beverages
Primo Brands Corp	First Lien Term Loan	SOFR(Q)	0.50%	2.75%	6.45%	3/18/2031	$985,000	980,075	987,768	0.04%	L

Capital Markets
Apex Group Treasury LLC	First Lien Term Loan	SOFR(Q)	—	3.50%	7.17%	2/20/2032	$1,002,886	981,860	916,803	0.03%
Ascensus Holdings, Inc	First Lien Term Loan	SOFR(M)	0.50%	3.00%	6.67%	8/2/2028	$3,750,085	3,726,638	3,696,178	0.14%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Capital Markets (Continued)
Allspring Buyer, LLC	First Lien Term Loan	SOFR(Q)	—	3.00%	6.75%	11/1/2030	$1,495,773	$1,499,301	$1,498,809	0.06%
BCPE Pequod Buyer Inc. (Envestnet Inc.)	First Lien Term Loan	SOFR(Q)	—	2.75%	6.42%	9/19/2031	$2,166,438	2,171,625	2,106,406	0.08%
Brookfield Properties Retail Holding LLC	First Lien Term Loan	SOFR(M)	—	3.50%	7.17%	5/28/2030	$308,668	304,789	310,244	0.01%
Focus Financial Partners, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.17%	9/15/2031	$6,292,604	6,296,726	6,103,480	0.23%
Hudson River Trading LLC	First Lien Term Loan	SOFR(Q)	—	2.50%	6.17%	3/18/2030	$748,125	746,255	745,944	0.03%	K
June Purchaser LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	3.25%	6.93%	11/28/2031	$—	216	(39)	—	D
June Purchaser LLC	First Lien Term Loan	SOFR(Q)	—	2.75%	6.43%	11/28/2031	$642,164	643,448	641,933	0.02%
Jupiter Borrower Inc	First Lien Term Loan	SOFR(Q)	—	2.75%	6.43%	3/26/2033	$492,000	489,540	492,000	0.02%	E
Neon Maple US Debt Mergersub Inc.	First Lien Term Loan	SOFR(M)	—	2.50%	6.17%	11/17/2031	$1,733,681	1,731,792	1,701,174	0.06%
OVG Business Services LLC (Oak View)	First Lien Term Loan	SOFR(M)	—	3.00%	6.67%	6/15/2031	$1,823,862	1,823,733	1,826,142	0.07%
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.45%	1/31/2031	$44,967,275	44,518,697	44,427,667	1.70%	E
PMA Parent Holdings, LLC	First Lien Revolver	SOFR(Q)	0.75%	4.75%	8.45%	1/31/2031	$—	(51,257)	(60,393)	—	D/E
SRS Acquiom Holdings LLC	First Lien Revolver	SOFR(M)	0.75%	4.75%	8.42%	1/14/2032	$660,222	612,445	590,899	0.02%	E
SRS Acquiom Holdings LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.42%	1/14/2032	$28,884,701	28,606,132	28,480,315	1.08%	E
Wharf Street Rating Acquisition, LLC (KBRA)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.75%	8.42%	9/16/2032	$—	(36,327)	15,750	—	D/E
Wharf Street Rating Acquisition, LLC (KBRA)	First Lien Revolver	SOFR(M)	0.75%	4.75%	8.42%	9/16/2032	$—	(36,327)	-	—	D/E
Wharf Street Rating Acquisition, LLC (KBRA)	First Lien Term Loan	SOFR(M)	0.75%	4.75%	8.42%	9/16/2032	$35,348,980	35,022,726	35,490,375	1.35%	E
								129,052,012	128,983,687	4.90%
Chemicals
Advancion (f/k/a Aruba Investments Holdings, LLC)	First Lien Term Loan	SOFR(M)	0.75%	4.10%	7.77%	11/24/2027	$1,227,506	1,224,453	1,179,173	0.04%
CP Iris Holdco I, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	—	4.00%	7.67%	10/27/2032	$—	85	(482)	—	D
CP Iris Holdco I, Inc	First Lien Term Loan	SOFR(M)	—	4.00%	7.67%	10/18/2032	$3,277,902	3,283,150	3,261,529	0.12%
Derby Buyer LLC	First Lien Term Loan	SOFR(M)	—	3.00%	6.68%	11/1/2030	$4,707,912	4,715,355	4,710,431	0.19%
Discovery Purchaser Corporation	First Lien Term Loan	SOFR(Q)	0.50%	3.75%	7.42%	10/4/2029	$3,799,452	3,749,431	3,747,684	0.14%
INEOS Composites International Holdings LLC (FORTIS)	First Lien Term Loan	SOFR(M)	—	3.50%	7.17%	2/6/2032	$1,496,600	1,494,658	1,458,556	0.06%
Olympus Water US Holding Corporation (Solenis)	First Lien Term Loan	SOFR(Q)	0.50%	3.00%	6.70%	6/9/2031	$4,863,024	4,840,072	4,685,548	0.18%
Sparta U.S. Holdco LLC	First Lien Term Loan	SOFR(M)	0.75%	3.00%	6.67%	8/2/2028	$2,618,552	2,600,933	2,619,953	0.10%
W. R. Grace Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.50%	3.00%	6.70%	8/19/2032	$1,659,660	1,650,027	1,658,282	0.06%
								23,558,164	23,320,674	0.89%
Commercial Services and Supplies
Allied Universal Holdco LLC	First Lien Term Loan	SOFR(M)	0.75%	3.25%	6.92%	8/5/2032	$6,666,888	6,672,252	6,675,222	0.25%
Anticimex Inc. (Sweden)	First Lien Term Loan	SOFR(D)	—	2.90%	6.54%	11/17/2031	$184,266	184,266	184,785	0.01%	C
Ensemble RCM, LLC	First Lien Term Loan	SOFR(Q)	—	3.00%	6.66%	1/28/2033	$1,027,816	1,013,824	1,017,964	0.04%
Cohnreznick Advisory LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	6.95%	2/3/2033	$23,051,709	22,980,530	22,446,602	0.85%
Cohnreznick Advisory LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	3.25%	6.95%	3/26/2032	$—	(2,539)	(35,113)	—	D
Dealer Tire Financial, LLC	First Lien Term Loan	SOFR(M)	—	3.00%	6.67%	7/2/2031	$978,764	975,891	977,134	0.04%
EnergySolutions, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.25%	6.92%	9/18/2030	$645,569	642,918	649,333	0.02%
GFL Environmental Services Inc (Canada)	First Lien Term Loan	SOFR(Q)	—	2.50%	6.17%	2/4/2032	$6,186,275	6,207,787	6,194,039	0.24%	C
Madison Safety & Flow LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.18%	9/26/2031	$3,522,690	3,533,103	3,528,573	0.13%
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.70%	8/23/2028	$5,438,031	5,381,681	5,372,824	0.20%	E
Modigent, LLC (Pueblo)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.70%	8/23/2028	$1,412,058	1,397,967	1,395,126	0.05%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Commercial Services and Supplies (Continued)
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.70%	8/23/2028	$979,509	$969,369	$967,764	0.04%	E
Modigent, LLC (Pueblo)	First Lien Revolver	SOFR(M)	0.75%	5.00%	8.68%	8/23/2027	$340,497	331,870	332,031	0.01%	E
The Action Environmental Group Inc (Interstate Waste Services Inc)	First Lien Term Loan	SOFR(Q)	—	3.00%	6.70%	10/4/2030	$2,254,724	2,259,803	2,250,970	0.09%
TA TT Buyer, LLC (TouchTunes, Octave Music)	First Lien Tranche B-1 Term Loan	SOFR(Q)	0.50%	4.75%	8.45%	4/1/2029	$16,675,135	16,677,136	16,034,226	0.61%
								69,225,858	67,991,480	2.58%
Construction Materials
Covia Holdings LLC	First Lien Term Loan	SOFR(Q)	—	2.75%	6.40%	2/12/2032	$2,324,467	2,327,493	2,324,467	0.08%
Potters Industries, LLC	First Lien Term Loan	SOFR(Q)	—	2.50%	6.17%	12/9/2032	$1,500,000	1,502,021	1,483,125	0.06%	E
								3,829,514	3,807,592	0.14%
Construction and Engineering
Azuria Water Solutions Inc	First Lien Delayed Draw Term Loan	SOFR(Q)	—	2.75%	6.43%	1/26/2033	$—	(1,140)	(2,027)	—	D
Azuria Water Solutions Inc	First Lien Term Loan	SOFR(Q)	—	2.75%	6.43%	1/26/2033	$1,932,885	1,924,806	1,918,388	0.07%
Brand Industrial Services Inc	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	8.16%	8/1/2030	$4,633,412	4,596,093	4,000,164	0.15%
Brown & Settle, Inc.	First Lien Term Loan	SOFR(S)	1.00%	6.25%	9.85%	5/16/2030	$21,658,431	21,211,859	21,853,357	0.83%	E
Brown & Settle, Inc.	First Lien Revolver	SOFR(M)	1.00%	6.25%	9.92%	5/16/2030	$1,838,836	1,788,284	1,838,836	0.07%	E
Compsych Holdings Corp	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.42%	7/22/2031	$12,893,150	12,844,271	13,022,082	0.50%	E
Compsych Holdings Corp	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.42%	7/22/2031	$—	(7,085)	37,376	—	D/E
JF Acquisition, LLC (JF Petroleum)	First Lien Term Loan	SOFR(M)	1.00%	5.50%	9.18%	6/18/2030	$38,147,486	37,611,435	37,766,010	1.43%	E
JF Acquisition, LLC (JF Petroleum)	First Lien Revolver	SOFR(M)	1.00%	5.50%	9.18%	6/18/2030	$—	(71,232)	(41,587)	—	D/E
JF Acquisition, LLC (JF Petroleum)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.50%	9.18%	6/18/2030	$—	(70,179)	(45,052)	—	D/E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.17%	2/1/2030	$2,375,174	2,359,142	2,365,673	0.09%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	4.50%	8.15%	2/1/2030	$1,643,940	1,629,984	1,637,364	0.06%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.17%	2/1/2030	$645,379	639,676	642,797	0.02%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Revolver	SOFR(Q)	1.00%	4.50%	8.17%	2/1/2029	$—	(1,747)	(2,758)	—	D/E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.17%	2/1/2030	$1,926,135	1,909,608	1,918,430	0.07%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.17%	2/1/2030	$3,160,786	3,097,342	3,134,630	0.12%	E
Legence Holdings LLC (Refficiency)	First Lien Term Loan	SOFR(M)	—	2.25%	5.92%	12/16/2031	$3,021,425	3,031,810	3,030,867	0.12%
Pioneer Acquisitionco, LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	6.96%	10/23/2032	$188,000	187,557	189,136	0.01%
RBS Buyer Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	8.42%	7/31/2031	$—	(18,919)	51,097	—	D/E
RBS Buyer Inc.	First Lien Revolver	SOFR(Q)	1.00%	4.75%	8.42%	7/31/2031	$—	(63,064)	—	—	D/E
RBS Buyer Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.42%	7/31/2031	$19,206,638	18,993,292	19,494,738	0.74%	E
RBS Buyer Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.42%	7/31/2031	$21,294,618	21,036,650	21,614,037	0.82%	E
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.42%	5/31/2030	$9,509,053	9,377,029	9,509,053	0.36%	E
Titan Home Improvement, LLC (Renuity)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	8.42%	5/31/2030	$—	(12,566)	—	—	D/E
Titan Home Improvement, LLC (Renuity)	First Lien Revolver	SOFR(Q)	1.00%	4.75%	8.42%	5/31/2030	$—	(20,934)	—	—	D/E
Tecta America Corp.	First Lien Term Loan	SOFR(M)	1.00%	2.75%	6.42%	2/18/2032	$1,870,374	1,875,827	1,865,838	0.07%
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.67%	9/4/2029	$11,041,555	10,921,624	11,063,638	0.42%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.67%	9/4/2029	$4,960,111	4,906,235	4,970,031	0.19%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.67%	9/4/2029	$2,665,153	2,665,153	2,670,483	0.10%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.67%	9/4/2029	$941,271	928,548	943,154	0.04%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.67%	9/4/2029	$9,063,806	8,956,141	9,081,934	0.35%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.67%	9/4/2029	$2,580,854	2,547,443	2,586,016	0.10%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Construction and Engineering (Continued)
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.67%	9/4/2029	$610,059	$601,808	$611,279	0.02%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.67%	9/4/2029	$5,477,395	5,412,332	5,488,350	0.21%	E
Vortex Companies, LLC	First Lien Revolver	SOFR(M)	1.00%	5.00%	8.67%	9/4/2029	$839,464	817,270	839,464	0.03%	E
								181,604,353	184,052,798	6.99%
Consumer Finance
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	6.25% Cash + 2.00% PIK	11.92%	3/30/2029	$3,110,565	3,063,928	3,031,644	0.12%	E
Lucky US BuyerCo, LLC (Global Payments)	First Lien Revolver	SOFR(Q)	1.00%	6.25% Cash + 2.00% PIK	11.92%	3/30/2029	$373,757	367,598	363,318	0.01%	E
								3,431,526	3,394,962	0.13%
Containers and Packaging
Charter Next Generation, Inc. (fka Charter NEX US, Inc.)	First Lien Term Loan	SOFR(M)	0.75%	2.50%	6.17%	12/1/2030	$8,140,186	8,135,749	8,101,764	0.30%
Clydesdale Acquisition Holdings, Inc	First Lien Term Loan	SOFR(M)	—	3.25%	6.92%	4/13/2029	$989,169	989,447	926,480	0.04%
Mauser Packaging Solutions Holding Co	First Lien Term Loan	SOFR(Q)	—	3.50%	7.16%	4/15/2030	$1,500,000	1,472,370	1,453,658	0.05%
ProAmpac PG Borrower LLC	First Lien Term Loan	SOFR(M)	—	4.00%	7.78%	2/19/2033	$434,000	427,538	420,221	0.02%
								11,025,104	10,902,123	0.41%
Communications Equipment
Digicert Inc	First Lien Term Loan	SOFR(M)	0.75%	5.75%	9.42%	7/30/2030	$33,769,268	33,320,767	32,452,266	1.23%	E

Diversified Consumer Services
Ascend Learning, LLC	First Lien Term Loan	SOFR(M)	—	3.00%	6.67%	12/11/2028	$2,797,536	2,776,702	2,737,389	0.10%
Belron Finance 2019 LLC (United Kingdom)	First Lien Term Loan	SOFR(Q)	—	2.00%	5.66%	10/16/2031	$2,049,700	2,066,468	2,051,493	0.08%	C
Express Wash Acquisition Company, LLC (Whistle)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	9.90%	4/10/2031	$21,506,572	21,326,533	19,807,553	0.75%	E
Express Wash Acquisition Company, LLC (Whistle)	First Lien Revolver	SOFR(Q)	1.00%	6.25%	9.90%	4/10/2031	$—	(10,670)	(100,694)	—	D/E
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(M)	0.75%	4.50% Cash + 2.00% PIK	10.17%	9/14/2029	$4,443,084	4,394,093	4,017,628	0.15%	E
Fusion Holding Corp. (Finalsite)	First Lien Revolver	SOFR(M)	0.75%	6.25%	9.92%	9/15/2028	$10,206	6,785	(24,181)	—	D/E
Planet US Buyer LLC	First Lien Term Loan	SOFR(Q)	—	3.00%	6.67%	1/31/2031	$2,619,901	2,625,032	2,624,001	0.10%
								33,184,943	31,113,189	1.18%
Diversified Financial Services
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(M)	1.00%	2.63% Cash + 3.38% PIK	9.68%	3/15/2030	$499,419	499,419	421,510	0.02%	E
Beekeeper Buyer Inc. (Archway)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.95%	6/30/2031	$5,809,164	5,758,363	5,704,599	0.22%	E
Beekeeper Buyer Inc. (Archway)	First Lien Revolver	SOFR(Q)	0.75%	5.25%	8.95%	6/30/2031	$—	(12,700)	(26,141)	—	D/E
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan E	SOFR(Q)	1.00%	4.50%	8.20%	6/1/2028	$5,819,770	5,783,200	5,765,984	0.22%	E
EdgeCo Buyer, Inc.	First Lien Term Loan B	SOFR(Q)	1.00%	4.50%	8.20%	6/1/2028	$2,516,181	2,500,302	2,493,004	0.09%	E
EdgeCo Buyer, Inc.	First Lien Term Loan	SOFR(Q)	—	4.50%	8.20%	6/1/2028	$1,099,444	1,092,505	1,089,317	0.04%	E
EdgeCo Buyer, Inc.	First Lien Revolver	Prime	1.00%	3.50%	10.25%	6/1/2028	$58,568	54,872	53,173	—	E
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan A	SOFR(Q)	1.00%	4.50%	8.20%	6/1/2028	$213,902	212,553	211,932	0.01%	E
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	4.50%	8.20%	6/1/2028	$185,783	184,611	184,072	0.01%	E
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan C	SOFR(Q)	1.00%	4.50%	8.20%	6/1/2028	$61,767	61,377	61,198	—	E
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	8/19/2028	$—	(32,965)	(45,454)	—	D/E
GC Champion Acquisition LLC (Numerix)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	8/21/2028	$8,764,261	8,639,986	8,656,083	0.33%	E
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	8/21/2028	$10,005,721	9,987,437	9,882,220	0.38%	E
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	8/21/2028	$638,204	633,125	630,327	0.02%	E
GC Waves Holdings, Inc. (Mercer)	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.17%	9/30/2030	$18,881,052	18,881,052	19,069,860	0.72%	E
GC Waves Holdings, Inc. (Mercer)	First Lien Revolver	SOFR(M)	0.75%	4.50%	8.17%	8/10/2029	$—	—	—	—	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Diversified Financial Services (Continued)
GC Waves Holdings, Inc. (Mercer)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.17%	10/4/2030	$9,645,145	$9,509,138	$9,946,393	0.38%	E
Gryphon Debt Merger Sub Inc. (Altera Corporation LLC)	First Lien Term Loan	SOFR(Q)	—	3.00%	6.67%	8/17/2028	$840,000	835,982	841,840	0.03%
HP PHRG Borrower LLC	First Lien Term Loan	SOFR(Q)	—	4.00%	7.70%	2/20/2032	$19,167,727	19,004,529	19,023,969	0.72%	E
Orion Us Finco Inc.	First Lien Term Loan	SOFR(Q)	—	3.50%	7.15%	5/19/2032	$1,500,000	1,489,995	1,487,813	0.06%
Oak Funding LLC	First Lien Term Loan	SOFR(M)	0.50%	4.50%	8.17%	12/2/2032	$17,487,635	17,312,854	17,400,197	0.66%	E
Oak Funding LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.50%	4.50%	8.17%	12/2/2032	$—	(16,260)	(8,531)	—	D/E
Payroc, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.75%	8.42%	11/1/2027	$7,496,572	7,448,854	7,436,599	0.28%	E
Payroc, LLC	First Lien Revolver	Prime	1.00%	3.75%	10.50%	11/1/2027	$86,585	85,519	85,253	—	E
Payroc, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.75%	8.42%	10/31/2027	$539,596	537,544	535,279	0.02%	E
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.20%	5/14/2031	$14,761,349	14,740,917	14,717,065	0.56%	E
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.20%	5/14/2031	$32,454,262	32,358,491	32,356,899	1.23%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.25%	7.91%	10/4/2028	$13,926,132	13,926,132	13,868,394	0.53%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.25%	7.95%	10/2/2028	$4,277,020	4,266,077	4,249,807	0.16%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.25%	7.91%	10/4/2028	$3,620,725	3,603,072	3,605,713	0.14%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.25%	7.91%	10/2/2028	$1,080,088	1,080,088	1,075,610	0.04%	E
Wealth Enhancement Group, LLC	First Lien Revolver	SOFR(Q)	1.00%	4.25%	7.91%	10/4/2028	$—	(557)	(5,462)	—	D/E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.25%	7.91%	10/2/2028	$—	(15,404)	(31,548)	—	D/E
								180,410,108	180,736,974	6.87%
Diversified Telecommunication Services
Level 3 Financing Inc.	First Lien Term Loan	SOFR(M)	—	3.25%	6.92%	3/27/2032	$1,664,000	1,665,071	1,666,255	0.06%
Venga Finance Sarl (Luxembourg)	First Lien Term Loan	SOFR(Q)	—	4.01%	7.68%	6/28/2029	$1,243,703	1,247,310	1,242,926	0.05%	C
								2,912,381	2,909,181	0.11%
Electrical Equipment
Chariot Buyer, LLC	First Lien Term Loan	SOFR(M)	0.50%	2.75%	6.42%	7/22/2032	$5,428,961	5,408,072	5,385,801	0.20%
Griffon Bidco Inc. (Layerzero)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.70%	7/31/2031	$—	(40,836)	11,494	—	D/E
Griffon Bidco Inc. (Layerzero)	First Lien Revolver	SOFR(Q)	0.75%	5.00%	8.70%	7/31/2031	$—	(40,836)	—	—	D/E
Griffon Bidco Inc. (Layerzero)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.70%	7/31/2031	$25,247,512	25,023,256	25,310,631	0.97%	E
Spark Buyer, LLC (Sparkstone)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.90%	10/15/2031	$11,607,083	11,469,283	9,587,451	0.36%	E
Spark Buyer, LLC (Sparkstone)	First Lien Revolver	SOFR(Q)	0.75%	5.25%	8.95%	10/15/2031	$1,057,861	1,029,952	648,821	0.02%	E
Spark Buyer, LLC (Sparkstone)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	8.90%	10/15/2031	$—	(55,818)	(818,079)	-0.03%	D/E
								42,793,073	40,126,119	1.52%
Energy Equipment and Services
PG Polaris Bidco SARL (Rosen Group) (Luxembourg)	First Lien Term Loan	SOFR(Q)	—	2.25%	5.95%	3/26/2031	$2,728,985	2,738,080	2,733,133	0.10%	C

Entertainment
City Football Group Ltd (United Kingdom)	First Lien Term Loan	SOFR(M)	0.50%	3.50%	7.17%	7/21/2030	$2,069,468	2,071,010	2,067,533	0.08%	C
Creative Artists Agency, LLC.	First Lien Term Loan	SOFR(M)	—	2.50%	6.17%	10/1/2031	$4,116,192	4,117,858	4,118,435	0.16%
Endeavor Operating Company LLC	First Lien Term Loan	SOFR(M)	—	2.75%	6.42%	1/28/2032	$6,254,568	6,253,852	6,248,313	0.23%
International Entertainment JJJCO 3 Ltd (ATG Entertainment LLC) (United Kingdom)	First Lien Term Loan	SOFR(Q)	—	3.00%	6.67%	4/19/2032	$747,829	747,291	748,296	0.03%	C
Oak-Eagle Acquireco Inc (Electronic Arts Inc)	First Lien Term Loan	SOFR(Q)	—	3.50%	7.15%	3/24/2033	$1,944,883	1,915,710	1,935,159	0.07%
Renaissance Holding Corp.	First Lien Term Loan	SOFR(M)	—	4.00%	7.67%	12/11/2031	$957,753	940,066	688,687	0.03%
								16,045,787	15,806,423	0.60%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Food Products
Sauer Brands Inc	First Lien Term Loan	SOFR(M)	—	3.00%	6.67%	2/4/2032	$490,928	$491,380	$492,155	0.02%
Saratoga Food Specialties LLC (Solina France SASU) (France)	First Lien Term Loan	SOFR(Q)	—	3.25%	6.92%	3/7/2029	$930,600	933,552	936,807	0.03%	C
								1,424,932	1,428,962	0.05%
Health Care Equipment and Supplies
Opal Bidco SAS (Opella) (France)	First Lien Term Loan	SOFR(Q)	—	3.00%	6.70%	4/23/2032	$6,487,400	6,511,231	6,491,455	0.25%	C

Healthcare Providers and Services
ACP Tara Holdings Inc. (Arcadia)	First Lien Term Loan	SOFR(Q)	—	3.25%	6.95%	9/17/2032	$152,000	151,635	152,886	0.01%
AHP Health Partners, Inc.	First Lien Term Loan	SOFR(M)	—	2.25%	5.92%	9/20/2032	$1,910,400	1,917,383	1,915,415	0.07%
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	First Lien Delayed Draw Term Loan	CORRA(Q)	0.75%	5.00%	7.27%	1/14/2033	CAD$1,384,073.00	943,607	922,030	0.04%	C/E
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	First Lien Revolver	CORRA(Q)	0.75%	5.00%	7.27%	1/14/2033	CAD$-	(43,371)	(44,711)	—	C/D/E
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	First Lien Revolver	CORRA(Q)	0.75%	5.00%	7.27%	1/14/2033	$—	—	(5,121)	—	C/D/E
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	First Lien Term Loan	CORRA(Q)	0.75%	5.00%	7.31%	1/14/2033	CAD$52,041,129	37,128,775	36,917,858	1.41%	C/E
CHG Healthcare Services, Inc.	First Lien Term Loan	SOFR(Q)	—	2.75%	6.42%	9/29/2028	$2,704,155	2,689,200	2,709,644	0.10%
CNT Holdings I Corp.	First Lien Term Loan	SOFR(Q)	0.75%	2.50%	6.18%	11/8/2032	$1,500,000	1,503,300	1,501,050	0.06%
Examworks Bidco Inc.	First Lien Term Loan	SOFR(M)	—	2.50%	6.17%	2/6/2033	$2,059,385	2,064,149	2,059,395	0.08%
LifePoint Health Inc	First Lien Term Loan	SOFR(Q)	—	3.50%	7.15%	5/19/2031	$1,521,248	1,521,277	1,522,062	0.06%
LifePoint Health Inc	First Lien Term Loan	SOFR(Q)	—	3.75%	7.42%	5/16/2031	$2,992,354	2,996,482	2,996,663	0.11%
Ingenovis Health, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.25%	8.18%	3/5/2028	$237,466	231,565	68,106	—	G
IvyRehab Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.35%	9.05%	4/23/2029	$13,979,585	13,839,706	13,979,585	0.52%	E
IvyRehab Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.10%	8.80%	4/23/2029	$14,830,258	14,476,760	14,661,581	0.57%	E
MB2 Dental Solutions LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	9.18%	3/11/2033	$—	(190,050)	(192,294)	(0.02)%	D/E
Pareto Health Intermediate Holdings Inc	First Lien Term Loan	SOFR(Q)	—	5.00%	8.71%	6/1/2030	$5,419,141	5,365,233	5,364,950	0.19%	E
Pareto Health Intermediate Holdings Inc	First Lien Revolver	SOFR(Q)	—	5.00%	8.71%	6/1/2029	$—	(4,561)	(4,592)	(0.01)%	D/E
Raven Acquisition Holdings LLC (R1 RCM)	First Lien Term Loan	SOFR(M)	—	3.00%	6.67%	11/19/2031	$1,222,835	1,224,583	1,201,105	0.05%
Raven Acquisition Holdings LLC (R1 RCM)	First Lien Delayed Draw Term Loan	SOFR(M)	—	3.00%	6.67%	11/19/2031	$—	99	(1,922)	—	D
Surgery Partners Holdings, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.17%	12/19/2030	$3,354,597	3,366,482	3,359,847	0.14%
								89,182,254	89,083,537	3.38%
Health Care Technology
Athenahealth Group Inc.	First Lien Term Loan	SOFR(M)	0.50%	2.75%	6.42%	2/15/2029	$6,446,962	6,442,969	6,338,170	0.24%
Cotiviti Holdings, Inc	First Lien Term Loan	SOFR(M)	—	2.75%	6.42%	2/24/2031	$1,536,183	1,525,296	1,419,057	0.05%
Cotiviti Holdings, Inc	First Lien Term Loan	SOFR(M)	—	2.75%	6.42%	2/13/2032	$904,668	896,876	835,009	0.03%
MRO Parent Corporation	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.17%	6/9/2032	$34,586,924	34,128,177	34,586,923	1.31%	E
MRO Parent Corporation	First Lien Revolver	SOFR(M)	0.75%	4.50%	8.17%	6/9/2032	$—	(40,091)	—	—	D/E
MRO Parent Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.17%	6/9/2032	$—	(20,046)	—	—	D/E
Mpulse Mobile Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.45%	8/26/2032	$—	(35,108)	(80,766)	—	D/E
Mpulse Mobile Inc.	First Lien Revolver	SOFR(Q)	0.75%	4.75%	8.45%	8/26/2032	$—	(52,662)	(123,155)	—	D/E
Mpulse Mobile Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.45%	8/26/2032	$40,020,902	39,658,447	39,174,979	1.48%	E
Polaris Newco, LLC	First Lien Term Loan	SOFR(Q)	0.50%	4.26%	7.93%	6/2/2028	$2,913,059	2,913,621	2,571,692	0.10%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Health Care Technology (Continued)
PointClickCare Technologies Inc. (Canada)	First Lien Term Loan	SOFR(M)	—	2.75%	6.67%	11/3/2031	$4,382,610	$4,390,142	$4,364,817	0.17%	C
Press Ganey Holdings, Inc.	First Lien Term Loan	SOFR(M)	—	3.00%	6.42%	4/30/2031	$2,044,768	2,047,556	2,044,001	0.08%
Zelis Healthcare Corp	First Lien Term Loan	SOFR(M)	—	2.75%	0.00%	9/15/2029	$1,941,480	1,931,297	1,884,779	0.07%
								93,786,474	93,015,506	3.53%
Hotels, Restaurants and Leisure
Alterra Mountain Company	First Lien Term Loan	SOFR(M)	—	2.50%	6.43%	5/31/2030	$1,243,750	1,252,338	1,245,305	0.05%	E
BetClic Everest Group S.A.S. (France)	First Lien Term Loan	SOFR(Q)	—	2.75%	6.92%	12/31/2031	$456,000	454,868	455,574	0.02%	C
Fertitta Entertainment, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.25%	8.44%	1/27/2029	$7,893,797	7,873,465	7,755,656	0.29%
Great Canadian Gaming Corp. (Canada)	First Lien Term Loan	SOFR(Q)	—	4.75%	6.17%	11/1/2029	$429,281	429,246	423,737	0.02%	C
Herschend Entertainment Company LLC	First Lien Term Loan	SOFR(M)	—	2.50%	8.65%	5/31/2032	$2,992,063	3,000,957	2,999,543	0.11%
IRB Holding Corp	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	7.20%	12/15/2030	$2,232,276	2,233,671	2,229,486	0.08%
Motion Finco LLC	First Lien Term Loan B	SOFR(Q)	—	3.50%	6.65%	11/12/2029	$684,976	687,334	602,536	0.02%
Scientific Games Holdings LP	First Lien Term Loan	SOFR(Q)	0.50%	3.00%	8.40%	4/4/2029	$3,872,501	3,855,721	3,820,338	0.15%
Showtime Acquisition LLC (World Choice)	First Lien Term Loan	SOFR(Q)	—	4.75%	8.67%	8/13/2031	$44,537,715	44,192,924	44,092,337	1.67%	E
Stonebridge Companies, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	8.67%	5/16/2031	$6,243,243	6,163,272	6,305,675	0.24%	E
Stonebridge Companies, LLC	First Lien Revolver	SOFR(M)	0.75%	5.00%	8.67%	5/16/2030	$—	(14,786)	—	—	D/E
Stonebridge Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.00%	6.95%	5/16/2031	$—	(11,482)	17,927	—	D/E
TRQ Sales LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	7.95%	8/13/2032	$1,500,000	1,483,705	1,456,883	0.06%
Voyager Parent LLC	First Lien Term Loan	SOFR(Q)	—	4.25%	6.17%	7/1/2032	$1,750,216	1,737,034	1,740,555	0.07%
Whatabrands LLC	First Lien Term Loan	SOFR(M)	—	2.50%	0.00%	8/3/2028	$1,233,753	1,238,353	1,233,204	0.05%
								74,576,620	74,378,756	2.83%
Household Durables
Hunter Douglas Holding BV (Netherlands)	First Lien Term Loan	SOFR(Q)	—	3.00%	6.17%	1/17/2032	$4,073,803	4,069,722	4,061,500	0.16%	C
Pye-Barker Fire & Safety LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.17%	12/10/2032	$1,957,500	1,956,750	1,962,736	0.07%
Pye-Barker Fire & Safety LLC	First Lien Delayed Draw Term Loan	SOFR(M)	—	2.50%	7.41%	12/10/2032	$—	497	782	—
Weber Stephen Products, LLC	First Lien Term Loan	SOFR(Q)	—	3.75%	0.00%	9/17/2032	$1,372,000	1,364,508	1,344,903	0.05%
								7,391,477	7,369,921	0.28%
Industrial Conglomerates
Beach Acquisition Bidco LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	6.67%	6/25/2032	$580,545	579,204	582,722	0.02%
Cube Industrials Buyer Inc. (Circor)	First Lien Term Loan	SOFR(Q)	—	3.00%	6.67%	10/20/2031	$932,604	931,312	934,157	0.04%
LSF12 Crown US Commercial Bidco, LLC	First Lien Term Loan	SOFR(M)	—	3.00%	6.13%	12/2/2031	$1,455,225	1,458,411	1,458,499	0.06%
Resilience Parent LLC (Maclean PWR SYS)	First Lien Term Loan	SOFR(Q)	—	2.50%	0.00%	1/24/2033	$1,500,000	1,500,517	1,494,143	0.05%
								4,469,444	4,469,521	0.17%
Insurance
Alliant Holdings Intermediate, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.17%	9/19/2031	$11,943,218	11,910,111	11,865,169	0.45%
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	8/31/2029	$23,671,898	23,476,236	23,506,195	0.89%	E
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	8/31/2029	$—	(11,825)	(21,834)	—	D/E
AmeriLife Holdings, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.00%	8.67%	8/31/2028	$322,848	314,183	309,288	0.01%	E
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	8/31/2029	$919,276	908,564	912,841	0.03%	E
Amwins Group Inc	First Lien Term Loan	SOFR(Q)	0.75%	2.00%	5.68%	1/30/2032	$1,496,212	1,493,429	1,487,998	0.06%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Insurance (Continued)
Amynta Agency Borrower Inc. (Mayfield)	First Lien Term Loan	SOFR(M)	—	2.50%	6.45%	12/29/2031	$4,875,013	$4,872,067	$4,811,467	0.18%
Ardonagh Group FinCo Pty Ltd (Australia)	First Lien Term Loan	SOFR(Q)	—	2.75%	8.70%	2/27/2031	$2,674,447	2,677,593	2,615,957	0.10%	C
EBS Parent Holdings Inc. (The Difference Card)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.70%	7/1/2032	$14,529,374	14,399,649	14,471,257	0.55%	E
EBS Parent Holdings Inc. (The Difference Card)	First Lien Revolver	SOFR(Q)	0.75%	5.00%	8.70%	7/1/2032	$—	(10,837)	(4,855)	—	D/E
EBS Parent Holdings Inc. (The Difference Card)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.70%	7/1/2032	$—	(16,256)	(14,566)	—	D/E
Galway Borrower LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.50%	8.20%	2/23/2033	$3,146,149	3,117,108	3,143,003	0.12%	E
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.50%	8.20%	2/23/2033	$5,214,560	5,170,181	5,209,345	0.20%	E
Higginbotham Insurance Agency, Inc.	First Lien Term Loan	SOFR(M)	1.00%	4.50%	8.17%	6/11/2031	$15,313,851	15,313,851	15,313,851	0.58%	E
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	4.50%	8.17%	6/11/2031	$—	(56,683)	—	—	D/E
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	4.50%	8.17%	6/11/2031	$—	—	—	—	E
HUB International Limited	First Lien Term Loan	SOFR(Q)	—	2.25%	5.92%	6/20/2030	$1,869,462	1,867,146	1,867,396	0.07%
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	8/25/2028	$9,666,005	9,643,269	9,637,007	0.37%	E
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	5.00%	8.67%	8/26/2033	$—	(8,144)	(8,129)	—	D/E
Integrity Marketing Acquisition, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.00%	8.67%	8/25/2028	$—	(76,885)	(12,554)	—	D/E
Jones Deslauriers Insurance Management Inc (Canada)	First Lien Term Loan	SOFR(M)	—	3.00%	6.66%	12/9/2032	$2,999,895	2,938,681	2,923,968	0.11%	C
Summit Acquisition Inc.	First Lien Term Loan	SOFR(M)	—	3.50%	7.17%	10/16/2031	$1,121,801	1,122,269	1,121,801	0.04%	E
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	First Lien Term Loan	SOFR(M)	—	2.50%	6.17%	7/13/2031	$7,647,788	7,646,408	7,519,420	0.29%
Truist Insurance Holdings, LLC	First Lien Term Loan	SOFR(Q)	—	2.75%	6.45%	5/6/2031	$7,663,726	7,678,040	7,575,133	0.29%
USI Inc	First Lien Term Loan	SOFR(Q)	—	5.00%	8.65%	11/29/2030	$1,875,000	1,874,006	1,872,216	0.07%
								116,242,161	116,101,374	4.41%
Internet and Catalog Retail
Syndigo, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.00%	8.67%	9/2/2032	$1,009,807	971,204	849,921	0.03%	E
Syndigo, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	9/2/2032	$31,225,762	30,939,271	30,039,183	1.14%	E
								31,910,475	30,889,104	1.17%
Internet and Direct Marketing Retail
Pug LLC	First Lien Term Loan	SOFR(M)	—	4.75%	8.42%	3/15/2030	$2,892,403	2,888,701	2,855,351	0.11%

Internet Software and Services
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(Q)	1.00%	6.00%	9.67%	1/26/2029	$2,110,569	2,080,815	2,087,503	0.08%	C/E
Bynder Bidco B.V. (Netherlands)	First Lien Revolver B	SOFR(Q)	1.00%	6.00%	9.67%	1/26/2029	$—	(665)	(1,871)	—	C/D/E
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(Q)	1.00%	6.00%	9.67%	1/26/2029	$582,226	574,018	575,863	0.02%	C/E
Bynder Bidco, Inc. (Netherlands)	First Lien Revolver A	SOFR(Q)	1.00%	6.00%	9.67%	1/26/2029	$—	(2,413)	(515)	—	C/D/E
Civicplus LLC	First Lien Term Loan	SOFR(Q)	0.75%	3.25% Cash + 2.75% PIK	9.67%	8/24/2030	$10,778,271	10,711,746	10,628,562	0.40%	E
Civicplus LLC	First Lien Revolver	SOFR(Q)	0.75%	3.25% Cash + 2.75% PIK	9.67%	8/24/2030	$—	(4,201)	(9,704)	—	D/E
Civicplus LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.25% Cash + 2.75% PIK	9.67%	8/24/2030	$3,684,221	3,632,523	3,597,680	0.14%	E
e-Discovery AcquireCo, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	9.92%	8/23/2029	$8,541,180	8,419,803	8,543,614	0.32%	E
e-Discovery AcquireCo, LLC (Reveal)	First Lien Initial Term Loan	SOFR(Q)	1.00%	5.50%	9.17%	9/1/2028	$6,640,840	6,640,840	6,500,539	0.25%	E
e-Discovery AcquireCo, LLC (Reveal)	First Lien Revolver	SOFR(Q)	1.00%	6.25%	9.92%	8/23/2029	$768,775	752,919	768,775	0.03%	E
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.28%	8/29/2029	$2,872,853	2,866,523	2,872,853	0.11%	E
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.50%	3.25% Cash + 3.25% PIK	10.28%	8/29/2029	$12,899,403	12,846,638	12,899,403	0.48%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Internet Software and Services (Continued)
Magenta Buyer, LLC (McAfee)	First Lien Term Loan	SOFR(M)	—	3.00%	6.67%	3/1/2029	$2,276,848	$2,274,072	$2,040,625	0.08%
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.65%	10.32%	1/24/2028	$9,981,122	9,890,824	9,874,484	0.38%	C/E
Spartan Bidco Pty Ltd (StarRez) (Australia)	First Lien Revolver	SOFR(Q)	0.75%	6.65%	10.32%	1/24/2028	$187,753	181,798	181,895	0.01%	C/E
								60,865,240	60,559,706	2.30%
IT Services
Anthracite Buyer, Inc. (Coalfire)	First Lien Term Loan	SOFR(Q)	0.75%	4.50%	8.15%	12/3/2032	$17,151,957	17,070,188	16,980,437	0.64%	E
Anthracite Buyer, Inc. (Coalfire)	First Lien Revolver	SOFR(Q)	0.75%	4.50%	8.15%	12/3/2032	$—	(20,442)	(42,880)	—	D/E
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	—	2.75%	6.45%	3/26/2032	$461,518	459,542	451,711	0.02%
CrewLine Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.42%	11/8/2030	$9,559,143	9,401,943	9,224,573	0.35%	E
CrewLine Buyer, Inc. (New Relic)	First Lien Revolver	SOFR(Q)	1.00%	6.75%	10.42%	11/8/2030	$—	(16,375)	(34,851)	—	D/E
Ensono Holdings, Inc.	First Lien Term Loan	SOFR(M)	0.75%	4.11%	7.78%	5/26/2028	$18,803,109	18,697,543	17,573,010	0.66%
Fortress Intermediate 3, Inc	First Lien Term Loan	SOFR(M)	—	3.00%	6.67%	6/27/2031	$3,122,962	3,132,303	3,103,443	0.12%	E
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	9.42%	6/3/2030	$11,201,104	11,045,281	10,999,484	0.42%	E
Intercept Bidco, Inc.	First Lien Revolver	SOFR(Q)	1.00%	5.75%	9.42%	6/3/2030	$—	(24,033)	(31,096)	—	D/E
Intercept Bidco, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	9.42%	6/3/2030	$—	(18,025)	(46,644)	—	D/E
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.50%	11.17%	12/29/2028	$2,281,405	2,251,127	1,957,445	0.07%	E
Madison Logic Holdings, Inc.	First Lien Revolver	SOFR(M)	1.00%	7.50%	11.17%	12/30/2027	$—	(90)	(12,184)	—	D/E
Research Now Group, LLC (Dynata)	First Lien Second Out Term Loan	SOFR(Q)	1.00%	5.76%	9.41%	10/15/2028	$1,645,377	1,510,794	863,823	0.03%
Research Now Group, LLC (Dynata)	First Lien Term Loan	SOFR(Q)	—	5.26%	8.91%	7/15/2028	$232,306	219,569	229,113	0.01%
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	10.16%	5/12/2030	$4,110,490	4,050,276	3,765,209	0.14%	E
Serrano Parent, LLC (Sumo Logic)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	10.16%	5/12/2030	$—	(6,021)	(34,433)	—	D/E
Trident Technologies LLC	First Lien Term Loan	SOFR(M)	—	4.50%	8.17%	2/6/2032	$7,332,187	7,277,619	7,246,620	0.28%
								75,031,199	72,192,780	2.74%
Life Sciences Tools and Services
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	7.15%	10.82%	12/21/2028	$966,360	951,000	966,360	0.04%	E
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	7.10%	10.78%	12/21/2028	$71,129	69,999	71,129	—	E
Alcami Corporation	First Lien Revolver	SOFR(M)	1.00%	7.10%	10.78%	12/21/2028	$41,617	39,502	41,617	—	E
DNAnexus, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	3.00%	5.25%	8.93%	12/18/2029	$1,199,513	1,065,653	1,055,571	0.04%	E
DNAnexus, Inc	First Lien Term Loan	SOFR(M)	3.00%	5.25%	8.93%	12/20/2029	$5,997,566	5,952,798	5,949,585	0.22%	E
Parexel International, Inc.	First Lien Term Loan	SOFR(M)	—	2.75%	6.42%	12/9/2031	$2,246,375	2,253,877	2,241,691	0.09%
Star Parent Inc	First Lien Term Loan	SOFR(Q)	—	4.00%	7.70%	9/27/2030	$2,618,533	2,614,940	2,592,583	0.10%
Sotera Health Holdings, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.17%	5/30/2031	$2,882,440	2,891,635	2,888,753	0.11%
								15,839,404	15,807,289	0.60%
Machinery
AI Aqua Merger Sub, Inc. (Osmosis Buyer) (United Kingdom)	First Lien Term Loan	SOFR(M)	—	2.50%	6.16%	7/31/2028	$7,129,546	7,103,969	7,121,739	0.27%	C
Coorstek Inc.	First Lien Term Loan	SOFR(Q)	—	3.00%	6.67%	10/28/2032	$668,325	665,174	672,713	0.03%
Filtration Group Corporation	First Lien Term Loan	SOFR(M)	0.50%	2.50%	6.17%	10/23/2028	$5,294,688	5,313,623	5,302,948	0.20%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Machinery (Continued)
Hobbs & Associates, LLC	First Lien Term Loan	SOFR(M)	—	2.75%	6.42%	7/23/2031	$2,224,207	$2,217,494	$2,211,240	0.08%
Hobbs & Associates, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	—	2.75%	6.42%	7/23/2031	$—	200	(625)	—	D
Indicor, LLC (Roper Industrial Pro)	First Lien Term Loan	SOFR(Q)	—	2.50%	6.20%	11/22/2029	$3,362,762	3,370,445	3,366,730	0.13%
LSF12 Helix Parent LLC	First Lien Term Loan	SOFR(M)	—	3.50%	7.17%	1/21/2033	$2,249,620	2,234,815	2,222,625	0.08%
Madison IAQ LLC	First Lien Term Loan	SOFR(S)	—	2.75%	6.38%	11/5/2032	$5,450,022	5,439,650	5,468,116	0.21%
TK Elevator US Newco Inc	First Lien Term Loan	SOFR(S)	0.50%	2.75%	6.38%	4/30/2030	$4,726,031	4,729,805	4,741,461	0.18%
								31,075,175	31,106,947	1.18%
Media
Fleet US Bidco Inc (Argus Media)	First Lien Term Loan	SOFR(Q)	—	2.75%	6.42%	2/21/2031	$1,496,241	1,496,241	1,499,982	0.05%	E
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.25%	7.92%	10/1/2029	$16,613,961	16,613,961	16,345,878	0.63%	E
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.25%	7.92%	10/1/2029	$1,118,506	1,118,506	1,100,458	0.04%	E
Kid Distro Holdings, LLC	First Lien Revolver	SOFR(Q)	1.00%	4.25%	7.92%	10/1/2029	$—	—	(24,952)	—	D/E
Speedster Bidco GMBH (Germany)	First Lien Term Loan	SOFR(M)	—	5.00%	8.70%	12/10/2031	$3,094,469	3,114,454	2,972,640	0.11%	C
Streamland Media Midco LLC	First Lien First Out Term Loan	SOFR(Q)	1.00%	5.76% PIK	9.46%	3/31/2029	$1,492,780	1,492,780	1,492,780	0.06%	E
Streamland Media Midco LLC	First Lien Last Out Term Loan	SOFR(Q)	—	6.76% PIK	10.46%	3/31/2029	$1,363,232	1,268,791	444,414	0.02%	E/G
Streamland Media Midco LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.76% Cash + 1.00% PIK	9.46%	3/31/2029	$247,685	247,685	247,685	0.01%	E
Streamland Media Midco LLC	First Lien Revolver	SOFR(Q)	—	5.76% PIK	9.46%	3/31/2029	$210,824	210,824	210,824	0.01%	E
TL Voltron Purchaser, LLC (GES)	First Lien Term Loan	SOFR(M)	1.00%	5.25%	8.92%	12/31/2030	$11,607,681	11,423,844	11,375,527	0.43%	E
Zayo Group Holdings, Inc.	First Lien Term Loan	SOFR(M)	—	3.11% Cash + 0.50% PIK	7.28%	3/11/2030	$1,124,695	1,099,393	1,106,357	0.04%
								38,086,479	36,771,593	1.40%
Metals and Mining
TEGA MC US Inc (Grinding Media Inc)	First Lien Term Loan	SOFR(Q)	0.75%	3.50%	7.17%	10/21/2028	$976,360	980,101	978,191	0.04%	E
TEGA MC US Inc (Grinding Media Inc)	First Lien Term Loan	SOFR(Q)	—	3.50%	7.17%	3/24/2033	$892,000	883,080	887,540	0.03%	E
								1,863,181	1,865,731	0.07%
Oil, Gas and Consumable Fuels
Deep Blue Operating I, LLC	First Lien Term Loan	SOFR(M)	—	2.75%	6.42%	3/31/2029	$1,151,000	1,152,600	1,156,755	0.04%	E
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(Q)	—	4.75%	8.45%	12/12/2031	$990,372	986,738	977,497	0.04%	E
Palmdale Oil Company, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	4.75%	8.45%	12/12/2031	$—	—	(9,923)	—	D/E
								2,139,338	2,124,329	0.08%
Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.25%	8.92%	1/14/2031	$—	(425)	—	—	D/E
Alpine Acquisition Corp II (48Forty)	First Lien Revolver	SOFR(M)	1.00%	5.25%	8.92%	1/14/2031	$—	(8,500)	—	—	D/E
Alpine Acquisition Corp II (48Forty)	First Lien Second Out Term Loan	SOFR(M)	1.00%	5.00%	8.67%	1/14/2031	$439,453	439,453	439,453	0.02%	E
Alpine Acquisition Corp II (48Forty)	First Lien Third Out Term Loan	SOFR(M)	1.00%	5.25%	8.92%	1/14/2031	$569,181	569,181	569,181	0.02%	E
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.90%	10.55%	12/23/2026	$1,458,675	1,450,614	1,443,867	0.06%	E
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.40%	10.11%	12/23/2026	$1,165,453	1,165,453	1,155,232	0.04%	E
								3,615,776	3,607,733	0.14%
Professional Services
Allied Benefit Systems Intermediate, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.70%	10/31/2030	$41,566,958	41,378,673	41,192,854	1.58%	E
Allied Benefit Systems Intermediate, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.70%	10/31/2030	$—	—	(46,468)	—	D/E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Professional Services (Continued)
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.50%	5.75%	9.45%	10/24/2029	$15,007,034	$14,793,023	$14,736,907	0.56%	E
Applause App Quality, Inc.	First Lien Revolver	SOFR(Q)	1.50%	5.75%	9.40%	10/24/2029	$150,070	134,879	123,057	—	E
Acuren Delaware Holdco Inc.	First Lien Term Loan	SOFR(M)	0.75%	2.75%	6.42%	1/31/2030	$170,704	170,704	170,764	0.01%
AlixPartners LLP	First Lien Term Loan	SOFR(Q)	—	5.00%	8.67%	8/12/2032	$1,496,250	1,483,532	1,484,504	0.06%
Bullhorn, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	—	5.00%	8.67%	9/30/2029	$12,136,269	12,125,897	11,954,225	0.45%	E
Bullhorn, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.67%	10/1/2029	$10,262,184	10,245,468	10,108,251	0.38%	E
Bullhorn, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.67%	9/30/2029	$—	—	(16,860)	—	D/E
Bullhorn, Inc.	First Lien Revolver	SOFR(M)	1.00%	5.00%	8.67%	10/1/2029	$197,141	195,339	137,999	0.01%	E
Bullhorn, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.67%	9/30/2029	$1,400,965	1,398,728	1,379,951	0.05%	E
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.17%	6/30/2030	$2,109,363	2,086,984	2,071,939	0.08%	E
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.17%	6/30/2030	$869,181	859,953	853,760	0.03%	E
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.17%	6/30/2030	$958,272	946,165	941,270	0.04%	E
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.17%	6/30/2030	$735,938	726,640	722,881	0.03%	E
Cherry Bekaert Advisory, LLC	First Lien Revolver	SOFR(M)	0.75%	4.50%	8.17%	6/30/2030	$61,721	56,976	53,805	—	E
Cherry Bekaert Advisory, LLC	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.17%	6/30/2030	$7,848,809	7,777,794	7,709,555	0.29%	E
Cherry Bekaert Advisory, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.17%	6/28/2030	$7,848,809	7,777,794	7,709,555	0.29%	E
Chronicle Parent LLC (Lexitas)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	4/15/2031	$30,556,134	30,299,524	30,097,792	1.15%	E
Chronicle Parent LLC (Lexitas)	First Lien Revolver	SOFR(Q)	1.00%	5.00%	8.67%	4/15/2031	$—	(27,216)	(48,611)	—	D/E
Chronicle Parent LLC (Lexitas)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	4/15/2031	$1,314,525	1,232,878	1,168,692	0.04%	E
Citrin Cooperman Advisors LLC	First Lien Term Loan	SOFR(Q)	—	3.00%	6.70%	3/6/2032	$4,242,299	4,241,429	4,088,516	0.16%
CoreLogic, Inc. (fka First American Corporation)	First Lien Term Loan	SOFR(M)	0.50%	3.61%	7.28%	6/2/2028	$7,134,378	7,100,142	6,840,121	0.26%
DTI Holdco, Inc. (Epiq)	First Lien Term Loan	SOFR(M)	0.75%	4.00%	7.67%	4/26/2029	$21,995,849	21,928,451	19,044,776	0.71%
Element Materials Technology Group US Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.50%	3.50%	7.20%	6/24/2029	$3,741,054	3,745,420	3,757,440	0.14%
Grant Thornton Advisors LLC	First Lien Term Loan	SOFR(M)	—	2.75%	6.42%	6/2/2031	$6,256,930	6,241,574	5,856,737	0.22%
GI Consilio Parent LLC (Skopima Consilio Parent LLC)	First Lien Term Loan	SOFR(M)	0.50%	3.75%	7.42%	5/12/2028	$20,499,481	20,383,548	16,136,884	0.62%
HSI Halo Acquisitions, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	6/28/2031	$6,103,665	6,103,665	5,981,592	0.23%	E
HSI Halo Acquisitions, Inc.	First Lien Revolver	SOFR(Q)	0.75%	5.00%	8.67%	6/28/2031	$—	—	(14,717)	—	D/E
HSI Halo Acquisitions, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	6/28/2031	$547,675	547,674	525,684	0.02%	E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	8.92%	1/16/2030	$4,600,040	4,541,868	4,600,040	0.17%	E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Revolver	SOFR(Q)	1.00%	5.25%	8.92%	1/16/2030	$—	(7,743)	—	—	D/E
ICIMS, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.25%	9.92%	8/18/2028	$1,152,092	1,143,838	1,083,125	0.04%	E
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.42%	12/20/2031	$5,550,846	5,494,061	5,511,990	0.21%	E
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.42%	12/20/2031	$1,517,239	1,489,537	1,498,310	0.06%	E
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Revolver	SOFR(Q)	0.75%	4.75%	8.42%	12/20/2031	$—	(11,117)	(7,596)	—	D/E
OMNIA Partners, LLC	First Lien Term Loan	SOFR(Q)	1.00%	2.75%	6.43%	7/25/2030	$1,647,021	1,652,022	1,647,713	0.06%
Secretariat Advisors LLC	First Lien Term Loan	SOFR(Q)	—	4.00%	7.70%	2/24/2032	$7,278,428	7,248,374	7,169,252	0.27%
Secretariat Advisors LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	4.00%	7.70%	2/24/2032	$—	—	(13,287)	—	D
Vensure Employer Services, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.70%	9/27/2031	$17,494,933	17,397,768	17,410,572	0.66%	E
Vensure Employer Services, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.50%	5.00%	8.70%	9/27/2031	$—	(51,466)	(25,163)	—	D/E
								242,852,780	233,597,811	8.88%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Pharmaceuticals
Boots Group Finco LP	First Lien Term Loan	SOFR(Q)	—	3.25%	6.92%	7/22/2032	$2,050,860	$2,055,794	$2,060,684	0.08%

Real Estate Management and Development
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(M)	0.75%	5.25%	8.92%	1/18/2030	$10,119,171	10,005,296	10,046,920	0.38%	E
Community Merger Sub Debt LLC (CINC Systems)	First Lien Revolver	SOFR(Q)	0.75%	5.25%	8.92%	1/18/2030	$266,363	241,052	252,099	0.01%	E
								10,246,348	10,299,019	0.39%
Road and Rail
Motive Technologies, Inc. (Keep Truckin)	First Lien Term Loan	SOFR(M)	1.00%	7.36%	11.03%	4/8/2027	$44,864,231	44,332,719	44,639,909	1.70%	E

Software
Applied Systems, Inc.	First Lien Term Loan	SOFR(Q)	0.50%	2.25%	5.95%	9/19/2026	$488,204	488,203	479,421	0.02%
Barracuda Parent LLC	First Lien Term Loan	SOFR(Q)	—	4.50%	8.17%	8/15/2029	$669,471	660,113	432,646	0.02%
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	4.25%	7.92%	9/12/2029	$17,648,902	17,414,514	17,595,955	0.67%	E
Bluefin Holding, LLC (Allvue)	First Lien Revolver	SOFR(Q)	1.00%	4.25%	7.92%	9/12/2029	$—	(17,110)	(3,572)	—	D/E
Boxer Parent Company, Inc.	First Lien Term Loan	SOFR(Q)	—	3.00%	6.67%	7/30/2031	$4,850,871	4,858,602	4,510,801	0.17%
Central Parent, Inc.	First Lien Term Loan	SOFR(Q)	—	3.25%	6.95%	7/6/2029	$977,613	967,258	700,303	0.03%
Clever Devices Ltd.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	9.67%	6/12/2030	$2,187,337	2,149,076	2,163,276	0.08%	E
Clever Devices Ltd.	First Lien Revolver	SOFR(M)	1.00%	6.00%	9.67%	6/12/2030	$371,050	354,823	360,846	0.01%	E
Cloudera, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.85%	7.52%	10/8/2028	$3,437,375	3,411,088	3,078,599	0.12%
Clover Holding 2, LLC (COHESITY)	First Lien Term Loan	SOFR(M)	—	4.00%	7.66%	10/31/2031	$6,773,541	6,778,885	6,502,599	0.25%
Delta Topco, Inc	First Lien Term Loan	SOFR(M)	—	2.75%	6.42%	12/24/2029	$3,908,864	3,914,035	3,790,074	0.14%
Deepl Se (Germany)	First Lien Term Loan	SOFR(Q)	2.50%	5.00%	8.70%	6/26/2030	$16,895,175	16,689,556	16,675,538	0.63%	C/E
Deepl Se (Germany)	First Lien Delayed Draw Term Loan	SOFR(Q)	2.50%	5.00%	8.70%	6/26/2030	$—	—	(192,183)	(0.01)%	C/D/E
Deepl Se (Germany)	First Lien Delayed Draw Term Loan	SOFR(Q)	2.50%	5.00%	8.70%	6/26/2030	$—	—	20,832	—	C/E
Douglas Holdings, Inc (Docupace)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	9.45%	8/27/2030	$8,550,747	8,456,556	8,311,326	0.32%	E
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	5.75%	9.45%	8/27/2030	$1,858,858	1,838,382	1,806,810	0.07%	E
Douglas Holdings, Inc (Docupace)	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	9.45%	8/27/2030	$1,046,328	1,046,329	1,016,765	0.04%	E
Douglas Holdings, Inc (Docupace)	First Lien Revolver	SOFR(Q)	1.00%	5.75%	9.45%	8/27/2030	$—	(8,191)	(20,819)	—	D/E
Dragos, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	8.85%	6/30/2030	$29,886,213	29,632,361	29,437,920	1.12%	E
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	8.85%	9/30/2026	$—	(169,235)	(298,862)	(0.01)%	D/E
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	8.85%	6/30/2030	$—	—	(109,729)	—	D/E
Dawn Bidco, LLC	First Lien Term Loan	SOFR(Q)	—	3.00%	6.66%	10/7/2032	$2,333,000	2,306,480	2,213,107	0.08%
Darktrace Finco US LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	6.90%	10/9/2031	$383,065	382,396	367,792	0.01%
Emburse Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.25%	7.95%	4/10/2032	$26,049,261	25,991,982	26,309,754	1.00%	E
Emburse Inc.	First Lien Revolver	SOFR(Q)	0.75%	4.25%	7.95%	5/28/2032	$—	(5,114)	—	—	D/E
Emburse Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.25%	7.95%	5/28/2032	$—	(10,228)	46,517	—	D/E
Epicor Software Corporation (fka Eagle Parent Inc.)	First Lien Term Loan	SOFR(M)	0.75%	2.50%	6.17%	5/30/2031	$6,241,707	6,221,786	6,131,322	0.23%
Flexport Capital, LLC	First Lien Term Loan	SOFR(M)	2.00%	5.50%	9.17%	6/30/2029	$25,317,664	25,110,854	25,216,393	0.96%	E
Flexport Capital, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	2.00%	5.50%	9.17%	6/30/2029	$—	(158,125)	(77,442)	—	D/E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Software (Continued)
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.67%	5/22/2029	$4,036,148	$4,001,241	$4,024,040	0.15%	E
Fusion Risk Management, Inc.	First Lien Revolver	SOFR(M)	1.00%	6.00%	9.68%	5/22/2029	$137,281	130,756	135,908	0.01%	E
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.45%	7/13/2027	$9,796,002	9,742,559	9,041,710	0.34%	E
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.45%	7/13/2027	$1,006,856	1,001,363	929,328	0.04%	E
FirstUp, Inc	First Lien Revolver	SOFR(Q)	1.00%	6.75%	10.45%	7/13/2027	$—	(4,957)	(69,958)	—	D/E
Finastra USA Inc.	First Lien Term Loan	SOFR(Q)	—	4.00%	7.67%	7/30/2032	$897,000	888,470	844,490	0.03%
Freedom Bidco Limited (Ireland)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.28%	9.94%	12/31/2028	$20,829,384	20,609,309	20,545,813	0.78%	C/E
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.13% PIK	10.32%	7/9/2029	$3,860,406	3,823,495	3,783,372	0.14%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.13% PIK	10.32%	7/9/2029	$1,115,469	1,106,662	1,093,210	0.04%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.50% Cash + 4.13% PIK	10.29%	7/7/2029	$806,976	798,245	790,873	0.03%	E
GTY Technology Holdings Inc.	First Lien Revolver	Prime	1.00%	5.00%	11.75%	7/9/2029	$422,432	411,022	401,358	0.02%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	—	2.50% Cash + 4.13% PIK	10.29%	7/7/2029	$343,338	339,359	336,487	0.01%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	—	2.50% Cash + 4.13% PIK	10.32%	7/7/2029	$204,235	202,348	200,159	0.01%	E
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	3/10/2031	$13,293,148	13,128,971	12,960,819	0.49%	E
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	3/10/2031	$—	(26,585)	(71,751)	—	D/E
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Revolver	SOFR(Q)	1.00%	5.00%	8.71%	3/10/2031	$287,006	251,559	215,255	0.01%	E
Genesys Cloud Services Inc.	First Lien Term Loan	SOFR(M)	—	2.50%	6.17%	1/23/2032	$600,545	598,015	575,773	0.02%
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	9.92%	9/30/2030	$14,780,857	14,615,568	14,426,116	0.55%	C/E
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Revolver	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	9.92%	9/26/2030	$—	(19,625)	(44,938)	—	C/D/E
Hyphen Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	4.50%	8.17%	8/6/2032	$—	(14,551)	(102,682)	—	D/E
Hyphen Solutions, LLC	First Lien Revolver	SOFR(M)	1.00%	4.50%	8.17%	8/6/2032	$—	(17,461)	(61,609)	—	D/E
Hyphen Solutions, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.50%	8.17%	8/6/2032	$34,568,454	34,411,700	34,015,358	1.28%	E
JOBVITE, Inc. (Employ, Inc.)	First Lien Last Out Term Loan	SOFR(Q)	0.75%	7.50%	11.17%	8/5/2028	$2,321,515	2,298,338	1,979,294	0.08%	E
IQN Holding Corporation (Beeline)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.63% Cash + 3.13% PIK	9.45%	5/2/2029	$38,764,888	38,469,935	38,198,416	1.44%	E
IVXS UK Limited (ComplyAdvantage) (United Kingdom)	First Lien Term Loan (4.5% Exit Fee)	SOFR(Q)	4.00%	5.75%	9.75%	5/19/2029	$9,466,533	9,391,825	9,362,401	0.36%	C/E/H
IVXS UK Limited (ComplyAdvantage) (United Kingdom)	First Lien Delayed Draw Term Loan (4.5% Exit Fee)	SOFR(M)	4.00%	5.75%	9.75%	5/27/2029	$3,155,511	3,130,608	3,120,800	0.12%	C/E/H
ION Platform Finance US Inc.	First Lien Term Loan	SOFR(Q)	—	3.75%	7.45%	9/30/2032	$1,702,000	1,680,034	1,377,199	0.05%
Kaseya, Inc.	First Lien Term Loan	SOFR(M)	—	3.25%	6.92%	3/20/2032	$2,456,494	2,455,999	2,301,145	0.09%
Logicmonitor, Inc	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.17%	11/19/2031	$36,628,138	36,302,129	35,712,434	1.35%	E
Logicmonitor, Inc	First Lien Revolver	SOFR(Q)	0.75%	5.50%	9.17%	11/19/2031	$—	(14,960)	(46,413)	—	D/E
Logicmonitor, Inc	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	9.17%	10/7/2032	$—	(38,964)	(272,200)	(0.01)%	D/E
MH Sub I, LLC (Micro Holding Corp.)	First Lien Term Loan	SOFR(M)	—	4.25%	7.92%	12/11/2031	$2,386,349	2,371,700	1,601,837	0.06%
MH Sub I, LLC (Micro Holding Corp.)	First Lien 2023 Incremental Term Loan	SOFR(M)	1.00%	4.25%	7.92%	5/3/2028	$2,154,098	2,152,994	1,857,910	0.07%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Software (Continued)
Onward Acquireco Inc (Onestream Inc)	First Lien Delayed Draw Term Loan	SOFR(M)	—	2.38% Cash + 2.68% PIK	8.71%	3/30/2033	$—	$(20,679)	$(41,391)	—	D/E
Onward Acquireco Inc (Onestream Inc)	First Lien Revolver	SOFR(M)	—	2.38% Cash + 2.68% PIK	8.71%	3/30/2033	$—	—	(17,249)	—	D/E
Onward Acquireco Inc (Onestream Inc)	First Lien Term Loan	SOFR(M)	—	2.38% Cash + 2.68% PIK	8.71%	3/30/2033	$12,876,590	12,780,053	12,780,016	0.49%	E
Mitchell International Inc	First Lien Term Loan	SOFR(Q)	—	3.00%	6.67%	6/17/2031	$3,041,554	3,033,474	2,910,539	0.11%
Planview Parent, Inc.	First Lien Term Loan	SOFR(Q)	—	3.50%	7.20%	12/17/2027	$3,254,040	3,244,659	2,450,715	0.09%
Project Boost Purchaser, LLC (JD Power, AutoData Inc)	First Lien Term Loan	SOFR(Q)	—	2.75%	6.45%	7/2/2031	$4,818,949	4,821,261	4,655,129	0.18%
Ping Identity Holding Corp	First Lien Term Loan	SOFR(M)	—	2.75%	6.42%	11/5/2032	$1,657,000	1,661,283	1,638,359	0.06%	E
Proofpoint, Inc.	First Lien Term Loan	SOFR(Q)	—	3.00%	6.70%	8/21/2028	$5,049,315	5,040,108	4,895,740	0.19%
Qlik Technologies Inc. (Project Alpha)	First Lien Term Loan	SOFR(Q)	—	3.25%	6.95%	10/28/2030	$999,269	1,001,194	761,718	0.03%
RealPage, Inc	First Lien Term Loan	SOFR(Q)	—	3.75%	7.45%	4/24/2028	$4,741,396	4,748,683	4,617,551	0.18%
Shackleton Bidco Inc. (Payworks) (Canada)	First Lien Revolver	CORRA(Q)	0.75%	4.50%	6.76%	11/5/2032	CAD$-	(35,990)	(67,165)	—	C/D/E
Shackleton Bidco Inc. (Payworks) (Canada)	First Lien Delayed Draw Term Loan	CORRA(Q)	0.75%	4.50%	6.76%	11/5/2032	CAD$-	(143,959)	(268,661)	(0.01)%	C/D/E
Shackleton Bidco Inc. (Payworks) (Canada)	First Lien Term Loan	CORRA(Q)	0.75%	4.50%	6.76%	10/25/2032	CAD$43,064,004	30,322,313	30,318,071	1.14%	C/E
Sophia, L.P. (Ellucian)	First Lien Term Loan	SOFR(M)	0.50%	2.50%	6.17%	10/7/2029	$3,470,498	3,469,741	3,380,838	0.13%
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	5.40%	9.10%	6/30/2028	$1,013,750	1,005,430	990,890	0.04%	E
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.40%	9.10%	6/30/2028	$567,700	564,217	558,129	0.02%	E
TIBCO Software Inc.	First Lien Term Loan	SOFR(M)	—	3.25%	6.95%	8/13/2032	$1,750,163	1,746,403	1,608,400	0.06%
UKG Inc.	First Lien Term Loan	SOFR(Q)	—	2.50%	6.17%	1/30/2031	$1,122,283	1,095,245	1,073,957	0.04%
Xplor T1, LLC	First Lien Term Loan	SOFR(Q)	—	3.50%	7.17%	10/28/2032	$1,446,730	1,444,119	1,349,076	0.05%	E
								438,259,932	429,222,605	16.31%
Specialty Retail
Mavis Tire Express Services Topco Corp	First Lien Term Loan	SOFR(M)	0.75%	3.00%	6.67%	5/4/2028	$5,621,467	5,617,006	5,623,603	0.21%
RVR Dealership Holdings LLC	First Lien Term Loan	SOFR(M)	—	4.50%	8.18%	2/26/2033	$750,000	742,541	725,625	0.03%	E
								6,359,547	6,349,228	0.24%
Trading Companies and Distributors
BCPE Empire Holdings, Inc.	First Lien Term Loan	SOFR(M)	—	3.25%	6.92%	12/11/2030	$1,204,429	1,201,817	1,188,368	0.05%
BCPE Empire Holdings, Inc.	First Lien Term Loan	SOFR(M)	—	3.50%	7.17%	12/29/2032	$1,875,000	1,865,828	1,849,228	0.07%
Flow Control Group (Flow Merger Sub)	First Lien Term Loan	SOFR(M)	—	3.25%	6.92%	2/28/2033	$52,000	52,000	52,065	—
Veritiv Corp.	First Lien Term Loan	SOFR(Q)	—	4.00%	7.70%	11/17/2030	$393,493	391,948	383,374	0.01%
White Cap Supply Holdings, LLC	First Lien Tranche B Term Loan	SOFR(M)	—	3.25%	6.92%	10/19/2029	$7,778,231	7,752,306	7,499,226	0.29%
								11,263,899	10,972,261	0.42%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Textiles, Apparel and Luxury Goods
WH Borrower, LLC (WHP)	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	8.16%	2/20/2032	$26,581,671	$26,469,603	$26,633,638	1.01%

Technology Hardware, Storage and Peripherals
Composecure Holdings LLC	First Lien Term Loan	SOFR(M)	—	2.25%	5.93%	1/7/2033	$864,000	862,949	863,464	0.03%
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.50%	9.17%	4/25/2031	$12,800,000	12,738,720	12,800,000	0.49%	C/E
								13,601,669	13,663,464	0.52%
Transportation Infrastructure
Brown Group Holding, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.17%	7/1/2031	$1,233,753	1,241,268	1,236,918	0.05%
KKR Apple Bidco, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.17%	9/23/2031	$330,359	330,359	330,927	0.01%
								1,571,627	1,567,845	0.06%
Wireless Telecommunication Services
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.20%	6/11/2029	$43,689,841	43,166,729	42,992,725	1.63%

Total Debt Investments - 142.0% of Net Assets								2,389,364,013	2,353,460,431	89.39%

Equity Securities

Media
Streamland Media Holdings LLC	Common Stock						$12,363	645,215	—	—

Paper and Forest Products							$—	—	—	—
48forty Intermediate Holdings, Inc.	Class A-1 Common Units						$285	—	—	—	E/I/J
48forty Intermediate Holdings, Inc.	Preferred Units						$285	1,087,468	1,041,809	0.04%	E/I/J
								1,087,468	1,041,809	0.04%

Total Equity Securities - 0.1% of Net Assets								1,732,683	1,041,809	0.04%

Total Investments - 142.1% of Net Assets								$2,391,096,696	$2,354,502,240	89.43%

Cash and Cash Equivalents - 16.7% of Net Assets									277,420,342	10.57%

Total Cash and Investments - 158.8% of Net Assets									$2,631,922,582	100.00%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

March 31, 2026

Notes to Schedule of Investments:

(A)
Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933 (the “Securities Act”). Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower.
(B)
100.0% of the fair value of total senior secured loans in the Fund’s portfolio bear interest at a floating rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), “S”, or other base rate (commonly the Federal Funds Rate or the Prime Rate), “P”. In addition, 79.7% of the fair value of such senior secured loans have floors of 0.50% to 4.00%, with a weighted average of 0.89%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at March 31, 2026 of all contracts within the specified loan facility. SOFR resets monthly (M), quarterly (Q) or semiannually (S).
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
(E)
Investments are considered Level 3 in accordance with ASC Topic 820 (see Note 2).
(F)
The Fund generally uses Global Industry Classification Standard ("GICS") codes to identify the industry groupings.
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
Publicly traded company with a market capitalization greater than $250 million and as a result, the investment is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Fund's total assets.

Aggregate acquisitions and aggregate dispositions of investments totaled $232,642,549 and $94,676,738, respectively, for the three months ended March 31, 2026. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on investments. The total value of restricted securities and bank debt as of March 31, 2026 was $2,354,502,240 or 89.4% of total cash and investments of the Fund. As of March 31, 2026, approximately 11.6% of the total assets of the Fund were not qualifying assets under Section 55(a) of the 1940 Act.

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

March 31, 2026

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

The Fund offers on a continuous basis up to $5.0 billion of common shares of beneficial interest (“Common Shares”) pursuant to an offering registered with the Securities and Exchange Commission. The Fund offers to sell any combination of three classes of Common Shares, Institutional Class shares, Class S shares and Class D shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The initial purchase price for the Institutional Class shares was $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares equals the net asset value ("NAV") per share, as of the effective date of the monthly share purchase date. The Fund also engages in private offerings of its Common Shares.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods presented. Although management believes these estimates and assumptions to be reasonable, actual results could differ from those estimates and such differences could be material.

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

March 31, 2026

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

2. Summary of Significant Accounting Policies (Continued)

At March 31, 2026, the Fund’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Broadly Syndicated Loans(1)	Middle Market Loans(2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs(3)	447,461,211	151,377,724	—	598,838,935
3	Valuation sources that employ significant unobservable inputs	15,681,202	1,738,940,294	1,041,809	1,755,663,305
Total		$463,142,413	$1,890,318,018	$1,041,809	$2,354,502,240

______________________

(1)
Includes senior secured loans that are broadly syndicated
(2)
Includes other senior secured loans
(3)
For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of March 31, 2026 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1)
Broadly Syndicated Loans	$15,681,202	Market Quotations	Indicative bid/ask quotes	1 (1)
Middle Market Loans	1,584,021,423	Income Approach	Discount rate	8.1% - 20.7% (9.8%)
	1,008,634	Market Comparable Companies	EBITDA Multiple	10.0x (10.0x)
	2,395,703	Market Comparable Companies	Revenue Multiple	0.8x (0.8x)
	133,625,094	Market Quotations	Indicative bid/ask quotes	1 (1)
	17,889,440	Transaction Approach	N/A	N/A
Equity Securities	1,041,809	Market Comparable Companies	EBITDA Multiple	10.0x (10.0x)
	—	Market Comparable Companies	Revenue Multiple	0.8x (0.8x)
	$1,755,663,305

______________________

(1)
Representing the weighted average of each significant unobservable input range at the investment level by fair value.

During the three months ended March 31, 2026, four senior debt positions with an aggregate fair value of $17.9 million transitioned from a transaction price approach to an income approach, and one senior debt position with a fair value of $44.1 million transitioned from an income approach to a market quote approach. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 for the three months ended March 31, 2026 were as follows:

	Independent Third-Party Valuation
	Broadly Syndicated Loans	Middle Market Loans	Equity Securities	Total
Beginning balance	$5,489,499	$1,634,436,928	$—	$1,639,926,427
Net realized and unrealized gains (losses)	(185,728)	(14,498,525)	(45,659)	(14,729,912)
Acquisitions(1)	5,812,437	176,343,669	1,087,468	183,243,574
Dispositions	(21,224)	(59,828,384)	—	(59,849,608)
Transfers into Level 3(2)	6,233,438	19,135,974	—	25,369,412
Transfers out Level 3(3)	(1,647,220)	(16,649,368)	—	(18,296,588)
Ending balance	$15,681,202	$1,738,940,294	$1,041,809	$1,755,663,305

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(185,728)	$(13,417,801)	$(45,659)	$(13,649,188)

______________________

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of five investments that were transferred from Level 2 to Level 3 due to decreased observable market activity.
(3)
Comprised of five investments that were transferred from Level 3 to Level 2 due to increased observable market activity.

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

______________________

(1)
Includes senior secured loans that are broadly syndicated
(2)
Includes other senior secured loans
(3)
For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of December 31, 2025 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1)
Broadly Syndicated Loans	$5,489,499	Market Quotations	Indicative bid/ask quotes	1 (1)
Middle Market Loans	1,525,958,709	Income Approach	Discount rate	7.7% - 17.2% (9.6%)
	2,244,421	Market Comparable Companies	EBITDA Multiple	10.0x (10.0x)
	2,754,952	Market Comparable Companies	Revenue Multiple	0.9x (0.9x)
	85,674,613	Market Quotations	Indicative bid/ask quotes	1 (1)
Equity Securities	17,804,233	Transaction Approach	N/A	N/A
	—	Market Comparable Companies	EBITDA Multiple	10.0x (10.0x)
	—	Market Comparable Companies	Revenue Multiple	0.9x (0.9x)
	$1,639,926,427

______________________

(1) Representing the weighted average of each significant unobservable input range at the investment level by fair value.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 for the three months ended March 31, 2025 were as follows:

	Independent Third-Party Valuation
	Broadly Syndicated Loans	Middle Market Loans	Equity Securities	Total
Beginning balance	$6,263,383	$742,747,140	$407,753	$749,418,276
Net realized and unrealized gains (losses)	(57,288)	576,532	—	519,244
Acquisitions(1)	8,730,190	91,264,608	630,884	100,625,682
Dispositions	2,444,976	(23,192,606)	—	(20,747,630)
Transfers into Level 3(2)	3,760,253	5,307,187	—	9,067,440
Transfers out Level 3(3)	(6,263,382)	—	(407,753)	(6,671,135)
Ending balance	$14,878,132	$816,702,861	$630,884	$832,211,877

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(57,288)	$(432,554)	$—	$(489,842)

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

March 31, 2026

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At March 31, 2026, included in cash and cash equivalents was $246.4 million (14.9% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 3.51%. At December 31, 2025, included in cash and cash equivalents was $201.4 million (12.8% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 3.63%.

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

Foreign Currency Investments

The Fund may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 3.7% and 2.3% of total investments at March 31, 2026 and December 31, 2025, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at March 31, 2026 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

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

March 31, 2026

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

The Fund evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more- likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

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

Important Tax Information

As of December 31, 2025, gross unrealized appreciation and depreciation based on cost of investments (including short positions and derivatives, if any) for U.S. federal income tax purposes were as follows:

December 31, 2025
Tax basis of investments	$2,255,420,846

Unrealized appreciation	14,461,831
Unrealized depreciation	(25,181,388)
Net unrealized appreciation (depreciation)	$(10,719,557)

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 2200-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Fund is currently assessing the impact of this guidance, however, the Fund does not expect a material impact on its consolidated financial statements.

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

March 31, 2026

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

For the three months ended March 31, 2026 and March 31, 2025, the Investment Adviser earned $5.0 million and $2.2 million, respectively, in management fees.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

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

For the three months ended March 31, 2026, the Investment Adviser earned $5.5 million and waived $(1.3) million in incentive fees. For the three months ended March 31, 2025, the Investment Adviser earned $2.2 million in incentive fees. For the three months ended March 31, 2026, the Fund did not accrue any incentive fees on capital gains on a liquidation basis (but not payable) under GAAP. For the three months ended March 31, 2025, the Fund reversed the accrual of $0.5 million as a reserve for incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP on a cumulative basis.

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

The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month and subject to the Financial Industry Regulatory Authority ("FINRA") and other limitations on underwriting compensation.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

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

The Fund will cease paying the shareholder servicing and/or distribution fee on the Class S and Class D shares on the earlier to occur of the following: (i) a listing of Institutional shares, (ii) our merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of our assets or (iii) the date following the completion of the primary portion of an offering on which, in the aggregate, underwriting compensation from all sources in connection with such offering, including the shareholder servicing and/or distribution fee and other underwriting compensation, is equal to 10% of the gross proceeds from our primary offering. In addition, consistent with exemptive relief allowing us to offer multiple classes of shares, at the end of the month in which the Distributor in conjunction with the transfer agent determines that total transaction or other fees, including upfront placement fees or brokerage commissions, and shareholder servicing and/or distribution fees paid with respect to any single share held in a shareholder’s account would exceed, in the aggregate, 10% of the gross proceeds from the sale of such share (or a lower limit as determined by the Distributor or the applicable selling agent), we will cease paying the shareholder servicing and/or distribution fee on all Class S and Class D shares in such shareholder’s account. We may modify this requirement if permitted by applicable exemptive relief. At the end of the month in which such 10% (or lower) limit is met, the applicable Class S shares and Class D shares in such shareholder’s account will convert into a number of Institutional shares (including any fractional shares), with an equivalent aggregate NAV as such Class S and Class D shares.

For the three months ended March 31, 2026, the Fund accrued distribution and shareholder servicing fees of $248,794 and $1,422, respectively, which were attributable to Class S and Class D shares. For the three months ended March 31, 2025, the Fund accrued distribution and shareholder servicing fees of $121,847 and $2,168, respectively, which were attributable to Class S and Class D shares.

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

March 31, 2026

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

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Fund’s commencement of operations:

For the Quarter ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
September 30, 2025	$3,096,173	$—	$3,096,173
December 31, 2025	$7,682,911	$—	$7,682,911
March 31, 2026	$10,208,957	$—	$10,208,957
Total	$20,988,041	$—	$20,988,041

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

4. Debt

Debt is comprised of a $650.0 million capacity revolving credit and term loan facility (the “Credit Facility”), a $365.0 million revolving credit facility (the “Revolving Credit Facility”), a $200.0 million revolving credit facility (the “SG Revolving Credit Facility”), a $200.0 million revolving credit facility (the "BMO Revolving Credit Facility"), $70.0 million in 7.14% Series 2024A Senior Notes, Tranche A (the “Tranche A Notes”), $55.0 million in 7.33% Series 2024A Senior Notes, Tranche B (the “Tranche B Notes”), $0.1 million in 12.00% Promissory Notes (the “Promissory Notes”), $50.0 million in 5.78% Series 2025A Senior Notes, Tranche A (the “2025A Tranche A Notes”), and $150.0 million in 6.14% Series 2025A Senior Notes, Tranche B (the “2025A Tranche B Notes” and, together with all the other Notes, the “Notes”).

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

4. Debt (Continued)

Total debt outstanding and available at March 31, 2026 was as follows:

	Maturity	Rate	Carrying Value	Available	Total Capacity
Credit Facility	2033	SOFR+1.82%(1)	$260,000,000	$390,000,000	$650,000,000
Revolving Credit Facility	2030	SOFR+1.88%(2)	88,377,480	276,622,520	365,000,000	(3)
SG Revolving Credit Facility	2027	SOFR+1.15%	200,000,000	—	200,000,000
BMO Revolving Credit Facility	2031	SOFR+1.50%	50,000,000	150,000,000	200,000,000
Tranche A Notes	2027	7.14%	70,000,000	—	70,000,000
Tranche B Notes	2030	7.33%	55,000,000	—	55,000,000
Promissory Notes	2055	12.00%	110,000	—	110,000
2025A Tranche B Notes	2030	6.14%	150,000,000	—	150,000,000
2025A Tranche A Notes	2028	5.78%	50,000,000	—	50,000,000
Total leverage			$923,487,480	816,622,520	1,740,110,000
Unamortized issuance costs			(1,745,223)
Debt, net of unamortized issuance costs			$921,742,257

(1) The outstanding amount was subject to a SOFR credit adjustment of 0.20%.

(2) As of March 31, 2026, $19.6 million of the outstanding amount bore interest at a rate of EURIBOR + 1.88%. $68.8 million of the outstanding amount bore interest at a rate of CORRA + 1.88%, and was subject to a CORRA credit spread adjustment of 0.30%.

(3) Revolving Credit Facility includes an accordion provision to permit increases to a total facility amount of up to $600.0 million.

Total debt outstanding and available at December 31, 2025 was as follows:

	Maturity	Rate	Carrying Value	Available	Total Capacity
Credit Facility	2033	SOFR+1.97%(1)	$260,000,000	$390,000,000	$650,000,000
Revolving Credit Facility	2030	SOFR+1.88%(2)	50,970,583	314,029,417	365,000,000	(3)
SG Revolving Credit Facility	2027	SOFR+1.15%	200,000,000	—	200,000,000
Tranche A Notes	2027	7.14%	70,000,000	—	70,000,000
Tranche B Notes	2030	7.33%	55,000,000	—	55,000,000
Promisory Notes	2055	12.00%	110,000	—	110,000
2025A Tranche B Notes	2030	6.14%	150,000,000	—	150,000,000
Tranche A Notes	2028	5.78%	50,000,000	—	50,000,000
Total leverage			$836,080,583	$704,029,417	$1,540,110,000
Unamortized issuance costs			(1,864,718)
Debt, net of unamortized issuance costs			$834,215,865

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

The combined weighted-average interest rate excluding fees on total debt outstanding at March 31, 2026 and December 31, 2025 was 5.71% and 5.91%. Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of March 31, 2026 and December 31, 2025, the estimated fair value of the outstanding debt approximated their carrying value.

Total expenses related to debt included the following:

	For the Three Months Ended March 31,
	2026	2025
Interest expense	$12,667,692	$6,387,190
Amortization of deferred debt issuance costs	544,898	243,524
Commitment fees	778,977	320,817
Total	$13,991,567	$6,951,531

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

4. Debt (Continued)

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

4. Debt (Continued)

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

SG Revolving Credit Facility

On May 28, 2025, BlackRock Private Credit Fund Leverage II, LLC (the “SG Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Fund, established the SG Revolving Credit Facility, a $200.0 million revolving credit facility with Societe Generale as Administrative agent. The SG Revolving Credit Facility matures on May 29, 2027 and generally bears interest at term SOFR plus, for a period of 1 year from the date of entry into the SG Revolving Credit Facility, 1.15% and, thereafter 1.25%. The proceeds of the SG Revolving Credit Facility were used to acquire a portfolio of broadly syndicated leveraged loans (the “SG Portfolio Assets”). Pursuant to a collateral management agreement between the SG Borrower and the Fund, the Fund was responsible for the selection, management and reporting of the SG Portfolio Assets. The SG Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the SG Borrower of additional indebtedness and on the SG Borrower’s ability to make distributions, as well as customary events of default. As of March 31, 2026, the SG Borrower was in full compliance with such covenants.

BMO Revolving Credit Facility

On March 13, 2026, BlackRock Private Credit Fund Leverage III, LLC (“PCFL III”), a subsidiary of the Fund, entered into a Loan and Security Agreement (the “Loan Agreement”). The parties to the Loan Agreement include PCFL III as borrower, Bank of Montreal, the lenders party thereto from time to time (each a “Lender” and collectively, the “Lenders”), the Fund as collateral manager and as equity holder and State Street Bank and Trust Company, as collateral custodian. The proceeds of the Loan Agreement are to be used to acquire a portfolio of middle market leveraged loans (the “Portfolio Assets”) in the manner described in the Loan Agreement. PCFL III has acquired these Portfolio Assets through a sale and purchase agreement, dated as of March 13, 2026, executed between the Fund, as seller, and PCFL III, as buyer and a master participation agreement, dated as of March 13, 2026, executed between BlackRock Private Credit Fund Leverage I, LLC, as seller, and PCFL III, as buyer. Pursuant to the Loan Agreement, PCFL III has appointed the Fund to act as the collateral manager in the selection, management, and reporting of the Portfolio Assets in accordance with the Loan Agreement. The maximum amount of commitments under the Loan Agreement that can be drawn by PCFL III is (a) for a period of 3 years from the date of the Loan Agreement, $200 million; and (b) thereafter, an amount equal to the outstanding principal amount of the loans. The applicable interest rate on the loans drawn under the Loan Agreement is the benchmark rate (Daily Simple SOFR rate) plus (a) for a period of 3 years from the date of the Loan Agreement, 1.50%, and (b) thereafter, 1.75%.

Notes

On November 18, 2024, the Fund entered into a Master Note Purchase Agreement (the “Master Note Purchase Agreement”), governing the issuance (a) on November 18, 2024, of $70.0 million aggregate principal amount of its 7.14% Series 2024A Senior Notes, Tranche A, due November 18, 2027 (the “Tranche A Notes”), and (b) on January 22, 2025 (subject to customary closing conditions), of $55.0 million aggregate principal amount of its 7.33% Series 2024A Senior Notes, Tranche B, due January 22, 2030 (the “Tranche B Notes” and, together with the Tranche A Notes, the “Notes”), to qualified institutional investors in a private placement. The Tranche A Notes bear interest at a rate equal to 7.14% per annum that is payable semi-annually on May 18 and November 18 of each year, beginning on May 18, 2025. The Tranche B Notes bear interest at a rate equal to 7.33% per annum that is payable semi-annually on January 22 and July 22 of each year, beginning on July 22, 2025. The Notes will be guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). The Tranche A Notes were issued at closing on November 18, 2024, and the Tranche B Notes were issued at closing on January 22, 2025, subject to customary closing conditions.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

4. Debt (Continued)

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

March 31, 2026

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

The Consolidated Schedule of Investments include certain revolving loan facilities and other commitments with unfunded balances at March 31, 2026 and December 31, 2025 as follows:

		Unfunded Balances
Issuer	Maturity Date	March 31, 2026	December 31, 2025
Alcami Corporation	12/21/2028	$91,559	$104,876
AmeriLife Holdings, LLC	8/31/2029	3,119,196	3,119,196
AmeriLife Holdings, LLC	8/31/2028	1,614,244	1,614,244
Applause App Quality, Inc.	10/24/2029	1,350,633	1,200,563
Anthracite Buyer, Inc. (Coalfire)	12/3/2032	4,287,989	4,287,989
Allied Benefit Systems Intermediate, LLC	10/31/2030	5,163,116	5,163,116
Alpine Acquisition Corp II (48Forty)	1/14/2031	44,371	N/A
Alpine Acquisition Corp II (48Forty)	1/14/2031	177,483	N/A
Azuria Water Solutions Inc	1/26/2033	270,212	N/A
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	1/14/2033	5,982,807	N/A
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	1/14/2033	4,985,673	N/A
Bluefin Holding, LLC (Allvue)	9/12/2029	1,190,668	1,190,668
Bullhorn, Inc.	10/1/2029	1,281,416	1,281,416
Bullhorn, Inc.	9/30/2029	1,124,030	1,124,030
Bynder Bidco B.V. (Netherlands)	1/26/2029	171,174	171,174
Bynder Bidco, Inc. (Netherlands)	1/26/2029	47,160	47,160
Beekeeper Buyer Inc. (Archway)	6/30/2031	1,452,291	1,452,291
Brown & Settle, Inc.	5/16/2030	612,946	612,946
Chronicle Parent LLC (Lexitas)	4/15/2031	8,407,697	8,925,000
Chronicle Parent LLC (Lexitas)	4/15/2031	3,240,741	3,240,741
Civicplus LLC	8/24/2030	2,546,218	2,546,218
Civicplus LLC	8/24/2030	698,657	698,657
Cherry Bekaert Advisory, LLC	6/30/2030	385,533	447,254
Cherry Bekaert Advisory, LLC	6/28/2030	N/A	3,627,369
Clever Devices Ltd.	6/12/2030	556,574	432,891
Clydesdale Acquisition Holdings, Inc	4/13/2029	N/A	4,852
Cohnreznick Advisory LLC	3/26/2032	1,337,641	3,357,941
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	1,731,362	1,997,725
Compsych Holdings Corp	7/22/2031	3,737,596	3,737,596
CrewLine Buyer, Inc. (New Relic)	11/8/2030	995,744	995,744
CP Iris Holdco I, Inc	10/27/2032	96,409	324,100
DNAnexus, Inc	12/18/2029	16,793,184	16,793,184

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

5. Commitments and Contingencies (Continued)

		Unfunded Balances (Continued)
Issuer	Maturity Date	March 31, 2026	December 31, 2025
Douglas Holdings, Inc (Docupace)	8/27/2030	N/A	$1,635,795
Douglas Holdings, Inc (Docupace)	8/27/2030	9,503	281,657
Douglas Holdings, Inc (Docupace)	8/27/2030	743,543	743,543
Deepl Se (Germany)	6/26/2030	14,783,278	14,783,278
Deepl Se (Germany)	6/26/2030	4,166,336	4,166,336
Dragos, Inc.	9/30/2026	19,924,142	19,924,142
Dragos, Inc.	6/30/2030	7,315,247	7,315,247
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	3,641,447	3,641,447
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	1,213,816	1,213,816
Emburse Inc.	5/28/2032	4,651,654	4,651,654
Emburse Inc.	5/28/2032	4,651,654	4,651,654
Express Wash Acquisition Company, LLC (Whistle)	4/10/2031	1,274,611	1,274,611
e-Discovery AcquireCo, LLC (Reveal)	8/23/2029	672,678	672,678
EdgeCo Buyer, Inc.	6/1/2028	527,112	585,680
EdgeCo Buyer, Inc.	6/1/2028	19,523	917,566
FirstUp, Inc	7/13/2027	908,548	908,548
Flexport Capital, LLC	6/30/2029	19,360,567	19,360,567
Fusion Holding Corp. (Finalsite)	9/15/2028	361,855	167,010
Fusion Risk Management, Inc.	5/22/2029	320,320	335,574
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	2,870,057	2,870,057
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	2,583,051	2,583,051
GC Champion Acquisition LLC (Numerix)	8/19/2028	3,682,906	3,682,906
GC Waves Holdings, Inc. (Mercer)	8/10/2029	831,419	831,419
GTY Technology Holdings Inc.	7/9/2029	633,648	1,056,080
GC Waves Holdings, Inc. (Mercer)	10/4/2030	20,479,674	28,606,431
Griffon Bidco Inc. (Layerzero)	7/31/2031	4,597,405	4,597,405
Griffon Bidco Inc. (Layerzero)	7/31/2031	4,597,405	4,597,405
Higginbotham Insurance Agency, Inc.	6/11/2031	12,000,000	12,000,000
Higginbotham Insurance Agency, Inc.	6/11/2031	345,585	345,585
Honey Intermediate, Inc. (iLobby) (Canada)	9/26/2030	1,872,401	1,872,401
HSI Halo Acquisitions, Inc.	6/28/2031	551,868	551,868
HSI Halo Acquisitions, Inc.	6/28/2031	735,825	735,825
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	N/A	1,020,417
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	612,250	612,250
Hyphen Solutions, LLC	8/6/2032	6,417,610	6,417,610

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

5. Commitments and Contingencies (Continued)

		Unfunded Balances (Continued)
Issuer	Maturity Date	March 31, 2026	December 31, 2025
Hyphen Solutions, LLC	8/6/2032	$3,850,566	$3,850,566
Hobbs & Associates, LLC	7/23/2031	250,000	414,167
Integrity Marketing Acquisition, LLC	8/26/2033	2,709,613	2,709,613
Integrity Marketing Acquisition, LLC	8/25/2028	4,184,623	4,184,623
Intercept Bidco, Inc.	6/3/2030	2,591,349	2,591,349
Intercept Bidco, Inc.	6/3/2030	1,727,566	1,727,566
IVXS UK Limited (ComplyAdvantage) (United Kingdom)	5/19/2029	N/A	3,155,511
IvyRehab Intermediate II, LLC	4/23/2029	16,012,129	21,548,457
JF Acquisition, LLC (JF Petroleum)	6/18/2030	4,505,216	6,723,169
JF Acquisition, LLC (JF Petroleum)	6/18/2030	4,158,661	4,158,661
June Purchaser LLC	11/28/2031	107,836	N/A
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	1,186,905	1,700,161
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	1,085,209	1,085,209
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	N/A	1,594,443
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	689,596	689,596
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	3,378,209	N/A
Logicmonitor, Inc	11/19/2031	1,856,512	1,856,512
Logicmonitor, Inc	10/7/2032	10,888,019	10,888,019
Lucky US BuyerCo, LLC (Global Payments)	3/30/2029	37,679	37,679
Madison Logic Holdings, Inc.	12/30/2027	85,805	85,805
MRO Parent Corporation	6/9/2032	3,022,672	3,022,672
MRO Parent Corporation	6/9/2032	3,022,672	3,022,672
Modigent, LLC (Pueblo)	8/23/2027	680,994	1,021,491
Mpulse Mobile Inc.	8/26/2032	3,821,067	3,821,067
Mpulse Mobile Inc.	8/26/2032	5,731,601	5,731,601
MB2 Dental Solutions LLC	3/11/2033	19,229,355	N/A
Kaman Corporation	2/26/2032	440,072	494,807
Kid Distro Holdings, LLC	10/1/2029	1,546,384	1,546,384
Oak Funding LLC	12/2/2032	1,706,111	1,706,111
Onward Acquireco Inc (Onestream Inc)	3/30/2033	5,518,735	N/A
Onward Acquireco Inc (Onestream Inc)	3/30/2033	2,299,933	N/A
Payroc, LLC	11/1/2027	79,924	166,509
PMA Parent Holdings, LLC	1/31/2031	5,032,725	5,032,725
Pye-Barker Fire & Safety LLC	12/10/2032	292,500	126,750
Palmdale Oil Company, LLC	12/12/2031	N/A	228,988

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

5. Commitments and Contingencies (Continued)

		Unfunded Balances (Continued)
Issuer	Maturity Date	March 31, 2026	December 31, 2025
Palmdale Oil Company, LLC	12/12/2031	$763,292	$763,292
Pyramid Analytics BV (Netherlands)	5/14/2029	N/A	309,850
Pareto Health Intermediate Holdings Inc	6/1/2029	459,249	N/A
Raven Acquisition Holdings LLC (R1 RCM)	11/19/2031	108,175	136,326
RBS Buyer Inc.	7/31/2031	3,406,439	3,406,439
RBS Buyer Inc.	7/31/2031	5,677,398	5,677,398
Secretariat Advisors LLC	2/24/2032	885,777	885,777
Serrano Parent, LLC (Sumo Logic)	5/12/2030	409,922	409,922
Skydio, Inc	12/4/2029	N/A	3,750,000
Skydio, Inc	12/4/2029	3,750,000	N/A
Spark Buyer, LLC (Sparkstone)	10/15/2031	4,701,603	4,701,603
Spark Buyer, LLC (Sparkstone)	10/15/2031	1,292,941	1,551,529
Spartan Bidco Pty Ltd (StarRez) (Australia)	1/24/2028	360,555	360,555
Streamland Media Midco LLC	3/31/2029	69,432	57,174
Stonebridge Companies, LLC	5/16/2031	1,792,747	1,792,747
Stonebridge Companies, LLC	5/16/2030	1,195,165	1,195,165
Syndigo, LLC	9/2/2032	3,197,723	4,207,530
Signia Aerospace, LLC	11/21/2031	119,638	119,638
Shackleton Bidco Inc. (Payworks) (Canada)	11/5/2032	3,826,279	3,826,279
Shackleton Bidco Inc. (Payworks) (Canada)	11/5/2032	15,305,116	15,305,116
SRS Acquiom Holdings LLC	1/14/2032	4,291,441	N/A
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2028	342,194	342,194
Titan Home Improvement, LLC (Renuity)	5/31/2030	1,810,099	1,810,099
Titan Home Improvement, LLC (Renuity)	5/31/2030	1,508,416	1,508,416
Trintech, Inc.	7/25/2029	N/A	516,842
Vensure Employer Services, Inc.	9/19/2031	N/A	250,355
Vortex Companies, LLC	9/4/2029	N/A	4,658,247
Vortex Companies, LLC	9/4/2029	1,061,989	1,061,989
Vensure Employer Services, Inc.	9/27/2031	5,218,443	N/A
Wealth Enhancement Group, LLC	10/2/2028	2,286,753	3,896,494
Wealth Enhancement Group, LLC	10/4/2028	1,318,338	1,318,338
Wealth Enhancement Group, LLC	10/2/2028	7,609,295	7,609,295
Wharf Street Rating Acquisition, LLC (KBRA)	9/16/2032	3,937,508	3,937,508
Wharf Street Rating Acquisition, LLC (KBRA)	9/16/2032	3,937,508	3,937,508
Zenith AcquisitionCo LLC	1/13/2033	10,875,417	N/A
Zenith AcquisitionCo LLC	1/13/2033	4,255,453	N/A
Total Unfunded Balances		$428,355,804	$402,336,961

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

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

From time to time, the Investment Adviser advances payments to third parties on behalf of the Fund and receives reimbursement from the Fund under the Expense Support and Conditional Reimbursement Agreement. At March 31, 2026 and December 31, 2025, amounts reimbursable to the Investment Adviser under the Expense Support and Conditional Reimbursement Agreement totaled $0.2 million and $0.1 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities. The Investment Adviser may also elect to pay certain expenses on the Fund’s behalf, provided that no portion of an Expense Payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Fund. For the three months ended March 31, 2026, the Fund received $10.2 million in expense support from the Investment Adviser. There was no expense support received for the three months ended March 31, 2025.

The Fund has entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator will perform (or oversee, or arrange for, the performance by third parties of) the administrative services necessary for the operation of the Fund, including but not limited to, determining and publishing the Fund's net asset value (“NAV”), overseeing the preparation and filing of the Fund's tax returns, and the printing and dissemination of reports to shareholders of the Fund, and generally overseeing the payment of the Fund's expenses and the performance of administrative and professional services rendered to the Fund by others. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities thereunder, including payments to the Administrator in an amount equal to the Fund’s allocable portion of overhead and other expenses incurred by the Administrator or its affiliate in performing its obligations and services under the Administration Agreement, such as rent, license fees and other costs associated with computer software utilized in providing such obligations and services and the Fund’s allocable portion of the cost of personnel attributable to performing such obligations and services, including, but not limited to, marketing, legal and other services performed by the Administrator for the Fund. The Administrator will also, on behalf of the Fund, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other shareholders servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, shareholders and such other persons in any such other capacity deemed to be necessary or desirable. For the three months ended March 31, 2026 and March 31, 2025, the Fund incurred $0.5 million and $0.3 million, respectively, for such administrative service expenses.

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

March 31, 2026

7. Stockholders’ Equity and Dividends (Continued)

The Fund has the authority to issue an unlimited number of Common Shares of any class and an unlimited number of shares of preferred shares, at a par value $0.001 per share. As of March 31, 2026, the Fund had 65,319,352 Institutional shares, 5,032,831 Class S shares, and 96,496 Class D shares issued and outstanding.

The following table summarizes transactions in Common Shares for the three months ended March 31, 2026 and March 31, 2025:

	For the Three Months Ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
Institutional Class
Subscriptions	4,789,526	$113,922,821	3,896,779	$96,387,448
Share transfers between classes	2,067	49,059	—	—
Distributions reinvested	579,964	13,798,918	468,209	11,580,885
Share Repurchases	(1,092,055)	(26,155,701)	(53,212)	(1,317,216)
Net Increase (Decrease)	4,279,502	$101,615,097	4,311,776	$106,651,117

Class S
Subscriptions	352,947	$8,409,300	795,280	$19,665,500
Distributions reinvested	21,636	514,730	4,161	102,864
Share Repurchases	(123,884)	(2,960,789)	(3,084)	(76,445)
Net Increase (Decrease)	250,699	$5,963,241	796,357	$19,691,919

Class D
Subscriptions	3,427	$81,500	20,572	$508,750
Distributions reinvested	1,786	42,486	129	3,186
Share Repurchases	—	—	—	—
Share transfers between classes	(2,067)	(49,059)	—	—
Net Increase (Decrease)	3,146	$74,927	20,701	$511,936

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents our monthly NAV per share for each of the three classes of shares since our inception through March 31, 2026.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

7. Stockholders’ Equity and Dividends (Continued)

	NAV per Share
For the Month Ended	Institutional Class	Class S	Class D
June 30, 2022	$23.49	N/A	N/A
July 31, 2022	24.40	N/A	N/A
August 31, 2022	24.86	N/A	N/A
September 30, 2022	23.74	N/A	N/A
October 31, 2022	23.89	N/A	N/A
November 30, 2022	23.93	N/A	N/A
December 31, 2022	23.69	N/A	N/A
January 31, 2023	24.28	N/A	N/A
February 28, 2023	24.25	N/A	N/A
March 31, 2023	24.23	N/A	N/A
April 30, 2023	24.38	N/A	N/A
May 31, 2023	24.05	N/A	N/A
June 30, 2023	24.49	N/A	N/A
July 31, 2023	24.73	N/A	N/A
August 31, 2023	24.85	N/A	N/A
September 30, 2023	24.99	N/A	N/A
October 31, 2023	24.70	N/A	N/A
November 30, 2023	24.87	N/A	N/A
December 31, 2023	24.85	N/A	N/A
January 31, 2024	24.92	N/A	N/A
February 29, 2024	24.93	N/A	N/A
March 31, 2024	24.98	N/A	N/A
April 30, 2024	24.93	N/A	N/A
May 31, 2024	24.95	N/A	N/A
June 30, 2024	24.84	24.84	N/A
July 31, 2024	24.75	24.75	N/A
August 31, 2024	24.79	24.79	24.79
September 30, 2024	24.77	24.77	24.77
October 31, 2024	24.83	24.83	24.83
November 30, 2024	24.84	24.84	24.84
December 31, 2024	24.79	24.79	24.79
January 31, 2025	24.77	24.77	24.77
February 28, 2025	24.64	24.64	24.64
March 31, 2025	24.42	24.42	24.42
April 30, 2025	24.11	24.11	24.11
May 31, 2025	24.27	24.27	24.27
June 30, 2025	24.24	24.24	24.24
July 31, 2025	24.22	24.22	24.22
August 31, 2025	24.20	24.20	24.20
September 30, 2025	24.07	24.07	24.07
October 31, 2025	23.99	23.99	23.99
November 30, 2025	23.98	23.98	23.98
December 31, 2025	23.95	23.95	23.95
January 31, 2026	23.90	23.90	23.90
February 28, 2026	23.53	23.53	23.53
March 31, 2026	23.52	23.52	23.52

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering net investment income available for distribution to shareholders, at the discretion of our Board of Trustees.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

7. Stockholders’ Equity and Dividends (Continued)

Institutional Class

The following tables summarize the Fund's dividends declared for the Institutional Class shares for the three months ended March 31, 2026 and March 31, 2025:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$5,923,347
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	6,249,265
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	6,588,559
				$0.6900	$18,761,171
January 26, 2026	January 29, 2026	February 25, 2026	Regular	$0.1956	$12,008,822
February 24, 2026	February 26, 2026	March 27, 2026	Regular	0.1951	12,384,535
March 25, 2026	March 30, 2026	April 28, 2026	Regular	0.1922	12,554,379
				$0.5829	$36,947,736

Class S Shares

The following table summarizes the Fund's dividends declared for the Class S shares for the three months ended March 31, 2026 and March 31, 2025.

Date Declared	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$0.2124	$472,537	$436,377
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	0.2125	527,138	487,029
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	0.2125	599,042	553,463
.				$0.6900	$0.6374	$1,598,717	$1,476,870
January 26, 2026	January 29, 2026	February 25, 2026	Regular	$0.1956	$0.1786	$937,564	$856,245
February 24, 2026	February 26, 2026	March 27, 2026	Regular	0.1951	0.1782	963,373	879,794
March 25, 2026	March 30, 2026	April 28, 2026	Regular	0.1922	0.1755	967,310	883,414
				$0.5829	$0.5323	$2,868,248	$2,619,454

Class D Shares

The following table summarizes the Fund's dividends declared for the Class D shares for the three months ended March 31, 2026 and March 31, 2025.

Date Declared	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$0.2248	$30,170	$29,488
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	0.2248	32,328	31,597
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	0.2249	34,059	33,304
.				$0.6900	$0.6745	$96,557	$94,389
January 26, 2026	January 29, 2026	February 25, 2026	Regular	$0.1956	$0.1906	$18,544	$18,071
February 24, 2026	February 26, 2026	March 27, 2026	Regular	0.1951	0.1901	18,656	18,180
March 25, 2026	March 30, 2026	April 28, 2026	Regular	0.1922	0.1873	18,546	18,073
				$0.5829	$0.5680	$55,747	$54,325

7. Stockholders’ Equity and Dividends (Continued)

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

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

Through October 31, 2024, all of the Fund’s distributions resulted from net investment income. From November 1, 2024 through July 31, 2025, certain of the Fund's distributions were from sources other than net investment income. Through March 31, 2026 a portion of the Fund's distributions resulted and future distributions may result from expense support from the Investment Adviser, which is subject to repayment by the Fund within three years from the date of payment. Any such distribution may not be based solely on the Fund’s investment performance, and can only be sustained if the Fund achieves positive investment performance in future periods and/or the Investment Adviser continues to provide expense support. The Fund’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Fund will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, may include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of cash distributions on a GAAP basis that the Fund has declared on its common shares:

	For the Three Months Ended March 31, 2026
	Institutional Class		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.58	$36,947,736	$0.53	$2,619,454	$0.57	$54,325
Net realized gains	—	—	—	—	—	—
Total	$0.58	$36,947,736	$0.53	$2,619,454	$0.57	$54,325

	For the Three Months Ended March 31, 2025
	Institutional Class		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.55	$14,898,946	$0.50	$1,152,240	$0.53	$74,542
Net realized gains	0.14	3,862,225	0.14	324,630	0.14	19,847
Total	$0.69	$18,761,171	$0.64	$1,476,870	$0.67	$94,389

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

8. Share Repurchase Program (Continued)

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

The following table presents information with respect to the Fund's repurchases for the three months ended March 31, 2026 and March 31, 2025 :

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
January 30, 2026	February 27, 2026	2,957,174	4.2%	$23.52	March 31, 2026	$69,530,707	—

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

9. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2026 and March 31, 2025.

	For the Three Months ended March 31,
	2026			2025
	Institutional Class	Class S	Class D	Institutional Class	Class S	Class D
Per Common Share
Per share NAV at beginning of period	$23.95	$23.95	$23.95	$24.79	$24.79	$24.79

Investment operations: (1)
Net investment income	0.58	0.53	0.57	0.55	0.50	0.53
Net realized and unrealized gain (loss)	(0.43)	(0.43)	(0.43)	(0.23)	(0.23)	(0.23)
Total from investment operations	0.15	0.10	0.14	0.32	0.27	0.30

Dividends to common shareholders	(0.58)	(0.53)	(0.57)	(0.69)	(0.64)	(0.67)
Per share NAV at end of period	$23.52	$23.52	$23.52	$24.42	$24.42	$24.42

Total return based on net asset value: (2)	0.63%	0.42%	0.58%	1.29%	1.09%	1.21%

Shares outstanding at end of period	65,319,352	5,032,831	96,496	28,645,909	2,604,532	148,082
Ratios to average net asset value: (3)
Net investment income(4)	10.86%	9.96%	10.56%	10.03%	9.44%	9.73%
Expenses before incentive fee (5)	2.60%	3.46%	2.85%	6.26%	7.35%	6.49%
Expenses and incentive fee (6)(7)(8)	2.86%	3.73%	3.11%	6.50%	7.60%	6.74%

Ending net asset value	$1,536,567,319	$118,391,931	$2,269,955	$699,521,530	$63,601,626	$3,616,110
Weighted-average number of common shares	63,394,659	4,920,765	95,643	27,190,749	2,317,817	139,917

Fund-level Supplemental Data
Portfolio turnover rate	4.11%			6.31%
Weighted-average debt outstanding	$879,264,320			$393,000,000
Weighted-average interest rate on debt	5.84%			6.61%
Weighted-average debt per share	$12.48			$12.52

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
(7)
For the three months ended March 31, 2026, amounts are annualized except for organizational costs, management fee and income based incentive fee waivers by the Investment Adviser. For the three months ended March 31, 2026 the ratio of total operating expenses to average net assets was 6.56%, 7.41%, and 6.79% on Institutional Class, Class S and Class D, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and income based incentive fee waivers by the Investment Adviser which represented 2.90%, 2.89% and 2.89% on Institutional Class, Class S and Class D, respectively, of average net assets.
(8)
For the three months ended March 31, 2025, the ratio of total operating expenses to average net assets was 7.23%, 8.34% and 7.46% on Institutional Class, Class S and Class D respectively, on an annualized basis, excluding the effect of management fee and income based incentive fee waivers by the Investment Adviser which represented 0.00%, 0.00% and 0.00% on Institutional Class, Class S and Class D, respectively, of average net assets.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

10. Senior Securities

Information about the Fund's senior securities is shown in the following table for the period ended March 31, 2026 and for each of the years ended December 31, 2025, 2024, 2023 and the period from March 18, 2022 (Inception) to December 31, 2022.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
As of March 31, 2026 (Unaudited)	$260,000,000	$4,253	—	N/A
Fiscal year 2025	260,000,000	4,657	—	N/A
Fiscal year 2024	320,000,000	3,229	—	N/A
Fiscal year 2023	156,000,000	2,510	—	N/A
Fiscal year 2022	95,000,000	2,225	—	N/A
Revolving Credit Facility
As of March 31, 2026 (Unaudited)	$88,377,480	$4,253	—	N/A
Fiscal year 2025	50,970,583	4,657	—	N/A
Fiscal year 2024	—	3,229	—	N/A
SG Revolving Credit Facility
As of March 31, 2026 (Unaudited)	$200,000,000	$4,253	—	N/A
Fiscal year 2025	200,000,000	4,657	—	N/A
BMO Revolving Credit Facility
As of March 31, 2026 (Unaudited)	$50,000,000	$4,253	—	N/A
Tranche A Notes
As of March 31, 2026 (Unaudited)	$70,000,000	$2,758	—	N/A
Fiscal year 2025	70,000,000	2,859	—	N/A
Fiscal year 2024	70,000,000	2,656	—	N/A
Tranche B Notes
As of March 31, 2026 (Unaudited)	$55,000,000	$2,758	—	N/A
Fiscal year 2025	55,000,000	2,859	—	N/A
Promissory Notes
As of March 31, 2026 (Unaudited)	$110,000	$2,758	—	N/A
Fiscal year 2025	110,000	2,859	—	N/A
2025A Tranche B Notes
As of March 31, 2026 (Unaudited)	$150,000,000	$2,758	—	N/A
Fiscal year 2025	150,000,000	2,859	—	N/A
2025A Tranche A Notes
As of March 31, 2026 (Unaudited)	$50,000,000	$2,758	—	N/A
Fiscal year 2025	50,000,000	2,859	—	N/A

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

11. Subsequent Events

On April 1, 2026, the Fund accepted $23.9 million of additional subscriptions, to purchase $22.0 million of additional Institutional shares and $1.9 million of additional Class S shares, par value $0.001 per share. On April 20, 2026, the number of shares being purchased was fixed when the purchase price of $23.52 per Institutional and Class S shares were determined by the Fund. As a result, the Fund issued 0.9 million Institutional shares and 0.1 million Class S shares and received $23.9 million in proceeds.

On April 29, 2026, the Fund declared a regular distribution as follows:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Institutional Shares	$0.1921	$—	$0.1921
Class S Shares	0.1921	0.0167	0.1754
Class D Shares	0.1921	0.0049	0.1872

The distribution will be payable to shareholders of record at the close of business on April 29, 2026 and will be paid on May 27, 2026. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund’s distribution reinvestment plan.

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

BlackRock Private Credit Fund

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

March 31, 2026

Investment	Acquisition Date
Streamland Media Holdings LLC, Common Shares	7/15/2024
48forty Intermediate Holdings, Inc., Common Shares	1/14/2026
48forty Intermediate Holdings, Inc., Preferred Shares	1/14/2026

BlackRock Private Credit Fund

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2025

Investment	Acquisition Date
New Insight Holdings, Inc. (Dynata), Common Shares	7/15/2024
48forty Intermediate Holdings, Inc., Common Shares	11/5/2024
Streamland Media Holdings LLC, Common Units	3/31/2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of BlackRock Private Credit Fund (the “Fund,” “we,” “us” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

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
•
political, economic or industry conditions, or conditions affecting the financial and capital markets, including the effect of trade policy:
•
the impact of geo-political conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflicts in the Middle East and Eastern Europe;
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
•
the Fund’s ability to maintain the Fund’s qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); and
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks.

We use words such as “anticipate,” “believe,” “expect,” “intend,” “will,” “should,” “could,” “may,” “plan” and similar words to identify forward-looking statements. The forward-looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our Form 10-K for the year ended December 31, 2025 (the “Annual Report”).

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

On July 1, 2025, BlackRock, Inc. completed its previously announced acquisition of 100% of the business and assets of HPS Investment Partners (“HPS”), a leading global credit investment manager (the “BlackRock/HPS Transaction”). In connection with the BlackRock/HPS Transaction, certain senior personnel of HPS joined the Advisor’s investment committee for the Fund’s portfolio as voting members.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934 (the "Exchange Act"), public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of March 31, 2026, approximately 88.4% of our total assets were invested in qualifying assets.

Revenues

We generate revenues primarily in the form of interest on the debt we hold. We also generate revenue from dividends on our equity interests, capital gains on the disposition of investments, and certain lease, fee, and other income. Our investments in fixed income instruments generally have an expected maturity of three to five years, although we have no lower or upper constraint on maturity. Interest on our debt investments is generally payable quarterly or semi-annually. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt investments and preferred stock investments may defer payments of cash interest or dividends or payment-in-kind ("PIK"). Any outstanding principal amount of our debt investments and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, origination, structuring or due diligence fees, end-of-term or exit fees, fees for providing significant managerial assistance, consulting fees and other investment related income.

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

For this purpose, a “significant event subsequent to the most recent market quotation” is deemed to occur if the Valuation Designee determines, in its business judgment prior to or at the time of pricing the Fund’s assets or liabilities, that it is likely that the event will cause a material change to the last exchange closing price or closing market price of one or more assets or liabilities held by the Fund. Examples of these events could include cases where a security trades infrequently causing a quoted purchase or sale price to become stale, where markets quotations vary substantially among market makers, or where there is a wide bid-ask spread or significant increase in the bid-ask spread. On any date the New York Stock Exchange is open and the primary exchange on which a foreign asset or liability is traded is closed, such asset or liability will be valued using the prior day’s price, provided that the Valuation Designee is not aware of any significant event or other information that would cause such price to no longer reflect the fair value of the asset or liability, in which case such asset or liability would be treated as a Fair Value Asset. For certain foreign securities, a third-party vendor supplies evaluated, systematic fair value pricing based upon the movement of a proprietary multi-factor model after the relevant foreign markets have closed. This systematic fair value pricing methodology is designed to correlate the prices of foreign securities following the close of the local markets to the price that might have prevailed as of the Fund’s pricing time.

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

Certain investments for which market quotations are not readily available or for which market quotations are deemed not to represent fair value are valued on a monthly basis utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in determining the fair value of our investments include, as relevant and among other factors: available current market data (e.g., information available through regulatory filings, press releases, news feeds and financial press), including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, information provided by the company (e.g., letters to investors, financials, information provided pursuant to financial document reporting obligations), security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, merger and acquisition comparables and enterprise values.

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

The three-level hierarchy for fair value measurement is defined as follows:

Level 1: Quoted prices in active markets for identical assets

Level 2: Other direct and indirect observable market inputs (for example, quoted prices in inactive markets or quotes for comparable investments)

Level 3: Independent third-party valuation sources that employ significant unobservable inputs

As of March 31, 2026, none of our investments were categorized as Level 1, 25.4% were categorized as Level 2 and 74.6% were Level 3 investments valued based on valuations by independent third party sources.

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

Portfolio and investment activity

During the three months ended March 31, 2026, we invested approximately $232.6 million, comprised of new investments in 28 new portfolio companies, as well as draws made on existing commitments and payment in kind ("PIK") received on prior investments, all of which were in senior secured loans. Additionally, we received approximately $94.7 million in proceeds from sales or repayments during the three months ended March 31, 2026.

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

At March 31, 2026, our investment portfolio of $2,354.5 million (at fair value) consisted of 284 portfolio companies and was invested 100.0% in senior secured loans and 0.0% in equity investments. Our average portfolio company investment at fair value was approximately $8.3 million. Our largest portfolio company investment by fair value was approximately 2.0% of our portfolio and our five largest portfolio company investments by fair value comprised approximately 9.7% of our portfolio at March 31, 2026.

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

The industry composition of our portfolio at fair value at March 31, 2026 was as follows:

Industry	March 31, 2026
Software	18.2%
Professional Services	9.9%
Diversified Financial Services	7.7%
Construction and Engineering	7.8%
Capital Markets	5.5%
Insurance	4.9%
Health Care Technology	4.0%
Healthcare Providers and Services	3.8%
Hotels, Restaurants and Leisure	3.2%
Aerospace and Defense	3.4%
IT Services	3.1%
Commercial Services and Supplies	2.9%
Internet Software and Services	2.6%
Automobiles	2.1%
Road and Rail	1.9%
Wireless Telecommunication Services	1.8%
Media	1.6%
Electrical Equipment	1.7%
Communications Equipment	1.4%
Machinery	1.3%
Internet and Catalog Retail	1.3%
Diversified Consumer Services	1.3%
Textiles, Apparel and Luxury Goods	1.1%
Chemicals	1.0%
Other	6.5%
Totals	100.0%

The weighted average effective yield of our debt and total portfolio was 8.7% at March 31, 2026 and 8.8% at December 31, 2025. At March 31, 2026, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as the Secured Overnight Financing Rate ("SOFR"), the Federal Funds Rate or Prime Rate, and 0.0% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 79.7% at March 31, 2026. At December 31, 2025, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, the Federal Funds Rate or Prime Rate, and 0.0% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 80.0% at December 31, 2025. Debt investments in two portfolio companies were on non-accrual status as of March 31, 2026, representing 0.0% of the portfolio at fair value and 0.1% at cost. Debt investments in two portfolio companies were on non-accrual status as of December 31, 2025, representing 0.1% of the portfolio at fair value and 0.3% at cost.

Results of operations

Investment income

Investment income totaled $54.4 million and $28.9 million, respectively, for the three months ended March 31, 2026 and March 31, 2025, all of which was attributable to interest and fees on our debt investments. The increase in investment income in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 reflects the significant increase in portfolio size as the Fund continues to ramp up.

Expenses

Total net operating expenses for the three months ended March 31, 2026 and March 31, 2025 were $14.8 million and $12.8 million, respectively, comprised of $14.0 million and $7.0 million in interest and other debt expenses, $5.5 million and $2.2 million in incentive fees, $5.0 million and $2.2 million in management fees, $0.5 million and $0.3 million in administrative expenses, $0.2 million and $0.3 million in professional fees, $0.1 million and $0.6 million in amortization of offering costs, $0.0 million and $(0.5) million in incentive fees on capital gains, $1.0 million and $0.7 million in other operating expenses, offset by $(10.2) million and $0.0 million in expense support and $(1.3) million and $0.0 million in incentive fee waivers, respectively. The increase in expenses in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily reflects the significant increase in portfolio size, amount of debt outstanding, and other Fund activities as the Fund continues to ramp up.

Net investment income (loss)

Net investment income was $39.6 million and $16.1 million, respectively, for the three months ended March 31, 2026 and March 31, 2025. The increase in net investment income reflects the higher investment income, partially offset by the higher operating expenses in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended March 31, 2026 and March 31, 2025 were $(3.0) million and $(1.5) million, respectively. Net realized losses for the three months ended March 31, 2026 was comprised primarily of $(2.9) million in losses from the restructuring of our investments in Alpine Acquisition Corp II. Net realized losses for the three months ended March 31, 2025 was comprised primarily of $(1.3) million in losses from the restructuring of our investments in Streamland Media Holdings LLC ("Streamland Media Midco").

For the three months ended March 31, 2026 and March 31, 2025 the change in net unrealized appreciation (depreciation) was $(26.1) million and $(5.6) million, respectively. The change in net unrealized appreciation (depreciation) for the three months ended March 31, 2026 was primarily driven by $(2.7) million change in unrealized depreciation in GI Consilio Parent LLC, $(1.6) million on our investment in DTI Holdco, Inc., $(1.2) million on our investment in Ensono Holdings, Inc., $(1.0) million on our investment in Syndigo, LLC, as well as change in unrealized losses across the portfolio, partially offset by $2.9 million reversal of previously recognized unrealized depreciation from the restructuring of our investment in Alpine Acquisition Corp II. The change in net unrealized appreciation (depreciation) for the three months ended March 31, 2025 was primarily driven by $(0.4) million change in unrealized depreciation in our investment in Touch Tunes Interactive Networks and $(0.4) million on our investment in Alpine Acquisition Corp II, as well as change in unrealized losses across the portfolio, offset by $1.4 million in reversal of previously recognized unrealized depreciation from the restructuring of our investment in Streamland Media Midco.

Incentive compensation

The income component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less aggregate income incentive compensation previously paid in with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 5.0% total return hurdle on daily weighted average unreturned capital contributions (the “Hurdle Rate”). The capital gains component of the incentive fee will be the amount, if positive, equal to the lesser of (i) 12.5% of the aggregate realized capital gains (computed net of realized losses and net of unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid or distributed in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters or (ii) 12.5% of cumulative aggregate realized capital gains (computed net of realized losses and net of unrealized capital depreciation, if any) since commencement of the Fund, less capital gains incentive compensation previously paid or distributed since commencement of the Fund. The capital gains component will be paid in full prior to payment of the income component. In any case, incentive compensation (including both the income and capital gains components) will only be paid to the extent the trailing twelve quarter (or if shorter, the number of calendar quarters that have occurred since commencement of the fund) total return of the Fund after incentive compensation and including such payment would equal or exceed a 5% annual total return on daily weighted average unreturned contributed capital contributions for such period. For the three months ended March 31, 2026, $5.5 million in incentive fees were earned, compared to $2.2 million earned for the three months ended March 31, 2025. For the three months ended March 31, 2026, the Fund did not accrue any incentive fees on capital gains on a liquidation basis (but not payable) under GAAP. For the three months ended March 31, 2025, we reversed the accrual of $0.5 million as a reserve for incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP on a cumulative basis. The Investment Adviser has waived any portion of the income component of the Incentive Fee attributable to the inclusion of Expense Payments in the calculation of (i) aggregate net investment income before incentive compensation or (ii) total return. For the three months ended March 31, 2026 and March 31, 2025, the Advisor waived incentive fees in an amount of $(1.3) million and $0.0 million, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax expense was incurred in the three months ended March 31, 2026.

Net increase (decrease) in net assets resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $10.5 million and $9.0 million, respectively, for the years ended March 31, 2026 and March 31, 2025.

Liquidity and capital resources

Our liquidity and capital resources are expected to be generated primarily through the offerings of the Fund's common shares, borrowings under the Credit Facility, Revolving Credit Facility, SG Revolving Facility, BMO Revolving Facility, and cash flows from operations, including investment sales and repayments and income earned from investments and cash equivalents. The primary uses of cash have been investments in portfolio companies and other general corporate purposes.

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

Pursuant to Expense Support and Conditional Reimbursement Agreement, the Investment Adviser may also elect to pay certain expenses on the Fund’s behalf, provided that no portion of an Expense Payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Fund. For the three months ended March 31, 2026, the Fund received $10.2 million in expense support from the Investment Adviser.

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

On December 12, 2025, the Fund entered into Amendment No. 2 to First Amended and Restated Credit and Security Agreement (the “Second Amendment”) to extend the commitment period for certain undrawn term loan commitments to May 2, 2026. As of March 31, 2026, there was $260.0 million drawn on the Credit Facility.

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

On December 5, 2025, the Fund entered into a joinder agreement (“Joinder Agreement”) which increased the aggregate amount of outstanding total revolving commitments under the Revolving Credit Facility to $365.0 million. The other material terms of the Revolving Credit Facility remain unchanged. As of March 31, 2026, there was $88.4 million drawn on the Revolving Credit Facility.

On November 18, 2024, the Fund entered into a Master Note Purchase Agreement (the “Master Note Purchase Agreement”), governing the issuance (a) on November 18, 2024, of $70.0 million aggregate principal amount of its 7.14% Series 2024A Senior Notes, Tranche A, due November 18, 2027 (the “Tranche A Notes”), and (b) on January 22, 2025 (subject to customary closing conditions), of $55.0 million aggregate principal amount of its 7.33% Series 2024A Senior Notes, Tranche B, due January 22, 2030 (the “Tranche B Notes” and, together with the Tranche A Notes, the “Notes”), to qualified institutional investors in a private placement. The Tranche A Notes bear interest at a rate equal to 7.14% per annum that is payable semi-annually on May 18 and November 18 of each year, beginning on May 18, 2025. The Tranche B Notes bear interest at a rate equal to 7.33% per annum that is payable semi-annually on January 22 and July 22 of each year, beginning on July 22, 2025. The Notes will be guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). The Tranche A Notes were issued at a closing on November 18, 2024, and the Tranche B Notes were issued at a closing which occurred on January 22, 2025. As of March 31, 2026, there was $70.0 million and $55.0 million, respectively, outstanding on the Tranche A Notes and Tranche B Notes.

On May 28, 2025, BlackRock Private Credit Fund Leverage II, LLC (the “SG Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Fund, established the SG Revolving Credit Facility, a $200.0 million revolving credit facility with Societe Generale as Administrative agent (the "SG Revolving Credit Facility”). The SG Revolving Credit Facility matures on May 29, 2027 and generally bears interest at term SOFR plus, for a period of 1 year from the date of entry into the SG Revolving Credit Facility, 1.15% and, thereafter, 1.25%. The proceeds of the SG Revolving Credit Facility were used to acquire a portfolio of broadly syndicated leveraged loans (the “SG Portfolio Assets”). Pursuant to a collateral management agreement between the SG Borrower and the Fund, the Fund was responsible for the selection, management and reporting of the SG Portfolio Assets. The SG Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the SG Borrower of additional indebtedness and on the SG Borrower’s ability to make distributions, as well as customary events of default. As of September 30, 2025, the SG Borrower was in full compliance with such covenants. As of March 31, 2026, there was $200.0 million drawn on the SG Revolving Credit Facility.

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

On March 13, 2026, BlackRock Private Credit Fund Leverage III, LLC (“PCFL III”), a subsidiary of the Fund, entered into a Loan and Security Agreement (the “Loan Agreement”). The parties to the Loan Agreement include PCFL III as borrower, Bank of Montreal, the lenders party thereto from time to time (each a “Lender” and collectively, the “Lenders”), the Fund as collateral manager and as equity holder and State Street Bank and Trust Company, as collateral custodian. The proceeds of the Loan Agreement are to be used to acquire a portfolio of middle market leveraged loans (the “Portfolio Assets”) in the manner described in the Loan Agreement. PCFL III has acquired these Portfolio Assets through a sale and purchase agreement, dated as of March 13, 2026, executed between the Fund, as seller, and PCFL III, as buyer and a master participation agreement, dated as of March 13, 2026, executed between BlackRock Private Credit Fund Leverage I, LLC, as seller, and PCFL III, as buyer. Pursuant to the Loan Agreement, PCFL III has appointed the Fund to act as the collateral manager in the selection, management, and reporting of the Portfolio Assets in accordance with the Loan Agreement. The maximum amount of commitments under the Loan Agreement that can be drawn by PCFL III is (a) for a period of 3 years from the date of the Loan Agreement, $200 million; and (b) thereafter, an amount equal to the outstanding principal amount of the loans. The applicable interest rate on the loans drawn under the Loan Agreement is the benchmark rate (Daily Simple SOFR rate) plus (a) for a period of 3 years from the date of the Loan Agreement, 1.50%, and (b) thereafter, 1.75%. As of March 31, 2026, there was $50.0 million drawn on the BMO Revolving Credit Facility.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. After obtaining shareholder approval by written consent on March 16, 2022, the Fund’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of March 31, 2026, the Fund's asset coverage ratio was 276%.

Net cash used in operating activities for the three months ended March 31, 2026 was $97.6 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $141.5 million and net investment income (net of non-cash income and expenses) of approximately $43.9 million.

Net cash provided by financing activities was $153.8 million for the three months ended March 31, 2026, consisting primarily of $122.4 million in proceeds from share issuances, $87.4 million in credit facility draws (net of repayments), offset by $24.6 million dividends paid in cash to shareholders, $29.1 million payments of repurchased shares and $2.3 million payments of debt issuance costs.

At March 31, 2026, we had $277.4 million in cash and cash equivalents.

Share Transactions

The following table summarizes transactions in Common Shares for the three months ended March 31, 2026 and March 31, 2025:

	For the Three Months Ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
Institutional Class
Subscriptions	4,789,526	$113,922,821	3,896,779	$96,387,448
Share transfers between classes	2,067	49,059	—	—
Distributions reinvested	579,964	13,798,918	468,209	11,580,885
Share Repurchases	(1,092,055)	(26,155,701)	(53,212)	(1,317,216)
Net Increase (Decrease)	4,279,502	$101,615,097	4,311,776	$106,651,117

Class S
Subscriptions	352,947	$8,409,300	795,280	$19,665,500
Distributions reinvested	21,636	514,730	4,161	102,864
Share Repurchases	(123,884)	(2,960,789)	(3,084)	(76,445)
Net Increase (Decrease)	250,699	$5,963,241	796,357	$19,691,919

Class D
Subscriptions	3,427	$81,500	20,572	$508,750
Distributions reinvested	1,786	42,486	129	3,186
Share Repurchases	—	—	—	—
Share transfers between classes	(2,067)	(49,059)	—	—
Net Increase (Decrease)	3,146	$74,927	20,701	$511,936

The following table presents information with respect to the Fund's repurchases for the three months ended March 31, 2026 and March 31, 2025:

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
January 30, 2026	February 27, 2026	2,957,174	4.2%	$23.52	March 31, 2026	$69,530,707	—

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

On December 12, 2025, the Fund entered into Amendment No. 2 to First Amended and Restated Credit and Security Agreement (the “Second Amendment”) to extend the commitment period for certain undrawn term loan commitments to May 2, 2026. As of March 31, 2026, there was $260.0 million drawn on the Credit Facility.

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

On December 5, 2025, the Fund entered into a joinder agreement (“Joinder Agreement”) which increased the aggregate amount of outstanding total revolving commitments under the Revolving Credit Facility to $365.0 million. The other material terms of the Revolving Credit Facility remain unchanged. As of March 31, 2026, there was $88.4 million drawn on the Revolving Credit Facility.

On November 18, 2024, the Fund entered into the Master Note Purchase Agreement, governing the issuance (a) on November 18, 2024, of $70,000,000 aggregate principal amount of its 7.14% Tranche A Notes, due November 18, 2027, and (b) on January 22, 2025, of $55,000,000 aggregate principal amount of its 7.33% Tranche B Notes, due January 22, 2030. As of March 31, 2026, there was $70.0 million and $55.0 million, respectively outstanding on the Tranche A Notes and Tranche B Notes.

On May 28, 2025, SG Borrower entered into the SG Revolving Credit Facility, a $200.0 million revolving credit facility with Societe Generale as Administrative agent. The SG Revolving Credit Facility matures on May 29, 2027 and generally bears interest at term SOFR plus, for a period of 1 year from the date of entry into the SG Revolving Credit Facility, 1.15% and, thereafter, 1.25%. The SG Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the SG Borrower of additional indebtedness and on the SG Borrower’s ability to make distributions, as well as customary events of default. As of March 31, 2026, there was $200.0 million drawn on the SG Revolving Credit Facility.

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

On March 13, 2026, BlackRock Private Credit Fund Leverage III, LLC (“PCFL III”), a subsidiary of the Fund, entered into a Loan and Security Agreement (the “Loan Agreement”). The parties to the Loan Agreement include PCFL III as borrower, Bank of Montreal, the lenders party thereto from time to time (each a “Lender” and collectively, the “Lenders”), the Fund as collateral manager and as equity holder and State Street Bank and Trust Company, as collateral custodian. The proceeds of the Loan Agreement are to be used to acquire a portfolio of middle market leveraged loans (the “Portfolio Assets”) in the manner described in the Loan Agreement. PCFL III has acquired these Portfolio Assets through a sale and purchase agreement, dated as of March 13, 2026, executed between the Fund, as seller, and PCFL III, as buyer and a master participation agreement, dated as of March 13, 2026, executed between BlackRock Private Credit Fund Leverage I, LLC, as seller, and PCFL III, as buyer. Pursuant to the Loan Agreement, PCFL III has appointed the Fund to act as the collateral manager in the selection, management, and reporting of the Portfolio Assets in accordance with the Loan Agreement. The maximum amount of commitments under the Loan Agreement that can be drawn by PCFL III is (a) for a period of 3 years from the date of the Loan Agreement, $200 million; and (b) thereafter, an amount equal to the outstanding principal amount of the loans. The applicable interest rate on the loans drawn under the Loan Agreement is the benchmark rate (Daily Simple SOFR rate) plus (a) for a period of 3 years from the date of the Loan Agreement, 1.50%, and (b) thereafter, 1.75%. As of March 31, 2026, there was $50.0 million drawn on the BMO Revolving Credit Facility.

We cannot assure shareholders that we will be able to enter into any other credit facilities on favorable terms or at all. In connection with any other credit facilities or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. Borrowings under the Credit Facility, the Revolving Credit Facility, the SG Revolving Credit Facility, and the BMO Revolving Credit Facility are considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act.

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

Institutional Class Shares

The following tables summarize the Fund’s dividends declared and paid for the Institutional Class shares for the three months ended March 31, 2026 and March 31, 2025:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$5,923,347
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	6,249,265
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	6,588,559
				$0.6900	$18,761,171
January 26, 2026	January 29, 2026	February 25, 2026	Regular	$0.1956	$12,008,822
February 24, 2026	February 26, 2026	March 27, 2026	Regular	0.1951	12,384,535
March 25, 2026	March 30, 2026	April 28, 2026	Regular	0.1922	12,554,379
				$0.5829	$36,947,736

Class S Shares

The following table summarizes the Fund's dividends declared for the Class S shares for the three months ended March 31, 2026 and March 31, 2025:

Date Declared	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$0.2124	$472,537	$436,377
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	0.2125	527,138	487,029
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	0.2125	599,042	553,463
.				$0.6900	$0.6374	$1,598,717	$1,476,870
January 26, 2026	January 29, 2026	February 25, 2026	Regular	$0.1956	$0.1786	$937,564	$856,245
February 24, 2026	February 26, 2026	March 27, 2026	Regular	0.1951	0.1782	963,373	879,794
March 25, 2026	March 30, 2026	April 28, 2026	Regular	0.1922	0.1755	967,310	883,414
				$0.5829	$0.5323	$2,868,248	$2,619,454

Class D Shares

The following table summarizes the Fund's dividends declared for the Class D shares for the three months ended March 31, 2026 and March 31, 2025:

Date Declared	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$0.2248	$30,170	$29,488
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	0.2248	32,328	31,597
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	0.2249	34,059	33,304
.				$0.6900	$0.6745	$96,557	$94,389
January 26, 2026	January 29, 2026	February 25, 2026	Regular	$0.1956	$0.1906	$18,544	$18,071
February 24, 2026	February 26, 2026	March 27, 2026	Regular	0.1951	0.1901	18,656	18,180
March 25, 2026	March 30, 2026	April 28, 2026	Regular	0.1922	0.1873	18,546	18,073
				$0.5829	$0.5680	$55,747	$54,325

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
•
The Fund has entered into the Administration Agreement with the Administrator.
•
The Fund has entered into a royalty-free license agreement with BlackRock and the Investment Adviser, pursuant to which each of BlackRock and the Investment Adviser has agreed to grant us a non-exclusive, royalty-free license to use the name "BlackRock".
•
The Fund and the Distributor have entered into the Distribution Agreement.
•
The Fund has entered into the Expense Support and Conditional Reimbursement Agreement with the Investment Adviser.

The Advisers and their affiliates, employees and associates currently do and, in the future, may manage other funds and accounts. The Advisers and their affiliates may determine that an investment is appropriate for us and for one or more of those other funds or accounts. Accordingly, conflicts may arise regarding the allocation of investments or opportunities among us and those accounts. In general, the Advisers will allocate investment opportunities pro rata among us and the other funds and accounts (assuming the investment satisfies the objectives of each) based on the amount of committed capital each then has available. The allocation of certain investment opportunities in private placements is subject to independent director approval pursuant to the terms of the co-investment exemptive order applicable to us. In certain cases, investment opportunities may be made other than on a pro rata basis. For example, we may desire to retain an asset at the same time that one or more other funds or accounts desire to sell it or we may not have additional capital to invest at a time the other funds or accounts do. If the Advisers are unable to manage our investments effectively, we may be unable to achieve our investment objective. In addition, the Advisers may face conflicts in allocating investment opportunities between us and certain other entities that could impact our investment returns. While our ability to enter into transactions with our affiliates is restricted under the 1940 Act, we have received an exemptive order from the SEC permitting certain affiliated investments subject to certain conditions. As a result, we may face conflicts of interests and investments made pursuant to the exemptive order conditions which could in certain circumstances affect adversely the price paid or received by us or the availability or size of the position purchased or sold by us.

Recent Developments

On April 1, 2026, the Fund accepted $23.9 million of additional subscriptions, to purchase $22.0 million of additional Institutional shares and $1.9 million of additional Class S shares, par value $0.001 per share. On April 20, 2026, the number of shares being purchased was fixed when the purchase price of $23.52 per Institutional and Class S shares were determined by the Fund. As a result, the Fund issued 0.9 million Institutional shares and 0.1 million Class S shares and received $23.9 million in proceeds.

On April 29, 2026, the Fund declared a regular distribution as follows:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Institutional Shares	$0.1921	$—	$0.1921
Class S Shares	0.1921	0.0167	0.1754
Class D Shares	0.1921	0.0049	0.1872

The distribution will be payable to shareholders of record at the close of business on April 29, 2026 and will be paid on May 27, 2026. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund’s distribution reinvestment plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At March 31, 2026, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At March 31, 2026, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 79.7%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2026, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$55,020,797	$0.78
Up 200 basis points	36,667,636	0.52
Up 100 basis points	18,314,474	0.26
Down 100 basis points	(18,201,074)	(0.26)
Down 200 basis points	(35,893,603)	(0.51)
Down 300 basis points	(50,527,611)	(0.72)

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

Part II – Other Information

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Refer to our Current Reports on Form 8-K filed with the SEC on January 26, 2026, February 25, 2026, March 25, 2026 and April 24, 2026 for information about unregistered sales of our equity securities during the quarter.

The following table presents information with respect to the Fund's repurchases for the three months ended March 31, 2026:

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)	Maximum number of shares that may yet be repurchased(3)
January 30, 2026	February 27, 2026	2,957,174	4.2%	$23.52	March 31, 2026	$69,530,707	—

_____________________

(1)
Percentage is based on total shares as of the close of the previous calendar quarter.
(2)
Net of Early Repurchase Deduction (if any).
(3)
All repurchase requests were satisfied in full.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Malaysia Airport Holdings Berhad, in which certain funds and entities affiliated with Global Infrastructure Management, LLC, a consolidated subsidiary of BlackRock, Inc., obtained a minority non-controlling interest.

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
10.1

Loan and Security Agreement, dated as of March 13, 2026, by and among BlackRock Private Credit Fund Leverage III, LLC as borrower, Bank of Montreal, the lenders party thereto from time to time, the Registrant as collateral manager and as equityholder, and State Street Bank and Trust Company as collateral custodian(6)

10.2	Sale and Purchase Agreement, dated as of March 13, 2026, between the Registrant, as seller, and BlackRock Private Credit Fund Leverage III, LLC, as buyer(7)
10.3	Master Participation Agreement, dated as of March 13, 2026, between BlackRock Private Credit Fund Leverage I, LLC, as seller, and BlackRock Private Credit Fund Leverage III, LLC, as buyer(8)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*
99.1	Disclosure Pursuant to Section 13(r) of the Exchange Act*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
(6)
Previously filed as Exhibit 10.1 to the Registrant’s Form 8-K dated as of March 19, 2026 and incorporated herein by reference.
(7)
Previously filed as Exhibit 10.2 to the Registrant’s Form 8-K dated as of March 19, 2026 and incorporated herein by reference.
(8)
Previously filed as Exhibit 10.3 to the Registrant’s Form 8-K dated as of March 19, 2026 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BlackRock Private Credit Fund

Date: May 7, 2026	By:	/s/ Philip Tseng
	Name:	Philip Tseng
	Title:	Trustee and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)