Form 10-Q
period 2026-06-30
BlackRock Private Credit Fund
filed 2026-08-06
CIK 1902649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2026

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

As of June 30, 2026, there was no established public market for the Registrant's shares of common stock.

The number of shares of Registrant’s common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding as of August 6, 2026 was 62,268,322, 4,806,235 and 95,996 of Institutional Class, Class S and Class D Common Shares, respectively.

BLACKROCK PRIVATE CREDIT FUND

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2026

BlackRock Private Credit Fund

Consolidated Statements of Assets and Liabilities

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $2,555,034,318 and $2,254,646,820, respectively)	$2,514,733,419	$2,244,701,289
Total investments (cost of $2,555,034,318 and $2,254,646,820, respectively)	2,514,733,419	2,244,701,289

Cash and cash equivalents	117,174,448	221,222,080
Interest, dividends and fees receivable	16,571,843	14,713,952
Deferred debt issuance costs	9,166,080	5,936,159
Receivable for investments sold	2,786,408	22,267,609
Prepaid expenses and other assets	10,695,727	9,070,139
Total assets	2,671,127,925	2,517,911,228

Liabilities
Debt (net of deferred issuance costs of $1,705,244 and $1,864,718, respectively)	977,671,060	834,215,865
Interest and debt related payables	20,571,702	14,992,092
Distribution payable	12,355,155	12,831,110
Payable for investments purchased	9,470,419	65,091,915
Management fees payable	5,126,835	4,290,672
Incentive fees payable	4,312,184	4,430,296
Reimbursements due to the Investment Adviser	181,470	140,296
Accrued expenses and other liabilities	3,289,021	3,186,235
Total liabilities	$1,032,977,846	$939,178,481

Commitments and contingencies (Note 5)

Net assets	$1,638,150,079	$1,578,732,747

Composition of net assets applicable to common shareholders
Common shares of beneficial interest, $0.001 par value; 69,727,483 and 65,915,332 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	$69,725	$65,914
Paid-in capital in excess of par	1,696,009,045	1,605,160,851
Distributable earnings (loss)	(57,928,691)	(26,494,018)
Total net assets	1,638,150,079	1,578,732,747
Total liabilities and net assets	$2,671,127,925	$2,517,911,228

Net assets per share	$23.49	$23.95

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Assets and Liabilities

	June 30, 2026	December 31, 2025
	(Unaudited)
NET ASSET VALUE PER SHARE
Institutional Shares:
Net assets	$1,518,421,090	$1,461,960,470
Common shares outstanding ($0.001 par value, unlimited shares authorized)	64,631,246	61,039,850
Net asset value per share	$23.49	$23.95
Class S Shares:
Net assets	$117,420,665	$114,536,454
Common shares outstanding ($0.001 par value, unlimited shares authorized)	4,997,984	4,782,132
Net asset value per share	$23.49	$23.95
Class D Shares:
Net assets	$2,308,324	$2,235,823
Common shares outstanding ($0.001 par value, unlimited shares authorized)	98,253	93,350
Net asset value per share	23.49	23.95

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investment income
Interest income:
Non-controlled, non-affiliated investments	$55,873,121	$35,518,333	$109,543,546	$63,731,603
PIK income:
Non-controlled, non-affiliated investments	869,817	495,990	1,586,744	1,216,166
Total investment income	56,742,938	36,014,323	111,130,290	64,947,769

Operating expenses
Interest and other debt expenses	14,687,385	10,545,728	28,678,952	17,497,259
Incentive fees earned	5,385,513	2,586,283	10,863,427	4,818,721
Management fees	5,126,835	2,563,180	10,100,734	4,722,458
Professional fees	547,974	434,758	731,157	689,466
Administrative expenses	404,803	386,849	877,825	695,289
Custody Fees	385,835	215,047	756,123	381,445
Distribution and servicing fees
Class S	249,268	164,293	498,062	286,140
Class D	1,441	2,668	2,863	4,836
Amortization of continuous offering costs	166,767	634,858	255,765	1,269,715
Director fees	69,875	65,218	139,000	136,343
Insurance expense	7,546	7,233	15,197	14,465
Organizational expenses	—	—	—	161,704
Incentive fees on capital gains (1)	—	—	—	(498,552)
Other operating expenses	597,737	304,225	962,787	538,879
Total operating expenses	27,630,979	17,910,340	53,881,892	30,718,168
Expense Support (Note 3)	(8,586,633)	—	(18,795,590)	—
Incentive fee waivers	(1,073,329)	—	(2,349,449)	—
Net operating expenses	17,971,017	17,910,340	32,736,853	30,718,168

Net investment income	38,771,921	18,103,983	78,393,437	34,229,601

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(801,279)	(745,242)	(4,453,195)	(2,232,982)
Foreign currency translation	2,897,899	—	3,532,720	—
Net realized gain (loss)	2,096,620	(745,242)	(920,475)	(2,232,982)

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	(3,540,339)	961,024	(30,355,370)	(4,651,804)
Foreign currency translation	(834,149)	—	(158,831)	—
Net change in unrealized appreciation (depreciation)	(4,374,488)	961,024	(30,514,201)	(4,651,804)

Net realized and unrealized gain (loss)	(2,277,868)	215,782	(31,434,676)	(6,884,786)

Net increase (decrease) in net assets resulting from operations	$36,494,053	$18,319,765	$46,958,761	$27,344,815

_______________________________________

(1) Net investment income amounts displayed above are net of the accrual for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with Generally Accepted Accounting Principles (“GAAP”) for the three and six months ended June 30, 2026 and 2025 (see Note 3).

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Shares		Paid in Capital	Distributable	Total Net
	Shares	Par Amount	in Excess of Par	Earnings (loss)	Assets
Balance at December 31, 2025	65,915,332	$65,914	$1,605,160,851	$(26,494,018)	$1,578,732,747

Share Transactions
Institutional Class:
Issuance of common shares	4,789,526	4,790	113,918,031	—	113,922,821
Issuance of common shares from dividend reinvestment plan	579,964	580	13,798,338	—	13,798,918
Share transfers between classes	2,067	2	49,057	—	49,059
Repurchase of common shares	(1,092,055)	(1,092)	(26,154,609)	—	(26,155,701)
Class S:
Issuance of common shares	352,947	353	8,408,947	—	8,409,300
Issuance of common shares from dividend reinvestment plan	21,636	22	514,708	—	514,730
Repurchase of common shares	(123,884)	(124)	(2,960,665)	—	(2,960,789)
Class D:
Issuance of common shares	3,427	3	81,497	—	81,500
Issuance of common shares from dividend reinvestment plan	1,786	2	42,484	—	42,486
Share transfers between classes	(2,067)	(2)	(49,057)	—	(49,059)
Net investment income	—	—	—	39,621,516	39,621,516
Net realized and unrealized gain (loss)	—	—	—	(29,156,808)	(29,156,808)
Dividends paid to common shareholders:
Institutional Class	—	—	—	(36,947,736)	(36,947,736)
Class S	—	—	—	(2,619,454)	(2,619,454)
Class D	—	—	—	(54,325)	(54,325)
Balance at March 31, 2026	70,448,679	$70,448	$1,712,809,582	$(55,650,825)	$1,657,229,205
.
Share Transactions
Institutional Class:
Issuance of common shares	1,519,496	1,519	35,817,293	—	35,818,812
Issuance of common shares from dividend reinvestment plan	571,904	572	13,501,614	—	13,502,186
Share transfers between classes	—	—	—	—	—
Repurchase of common shares	(2,779,506)	(2,780)	(65,358,703)	—	(65,361,483)
Class S:
Issuance of common shares	120,340	120	2,836,080	—	2,836,200
Issuance of common shares from dividend reinvestment plan	22,480	22	530,730	—	530,752
Repurchase of common shares	(177,667)	(178)	(4,169,046)	—	(4,169,224)
Class D:
Issuance of common shares	—	—	—	—	—
Issuance of common shares from dividend reinvestment plan	1,757	2	41,495	—	41,497
Share transfers between classes	—	—	—	—	—
Net investment income	—	—	—	38,771,921	38,771,921
Net realized and unrealized gain (loss)	—	—	—	(2,277,868)	(2,277,868)
Dividends paid to common shareholders:
Institutional Class	—	—	—	(36,167,812)	(36,167,812)
Class S	—	—	—	(2,550,508)	(2,550,508)
Class D	—	—	—	(53,599)	(53,599)
Balance at June 30, 2026	69,727,483	$69,725	$1,696,009,045	$(57,928,691)	$1,638,150,079

BlackRock Private Credit Fund

Consolidated Statements of Changes in Net Assets (Unaudited) (Continued)

	Common Shares		Paid in Capital	Distributable	Total Net
.	Shares	Par Amount	in Excess of Par	Earnings (loss)	Assets
Balance at December 31, 2024	26,269,689	$26,269	$648,200,991	$2,964,414	$651,191,674
Share Transactions
Institutional Class:
Issuance of common shares	3,896,779	3,897	96,383,551	—	96,387,448
Issuance of common shares from dividend reinvestment plan	468,209	468	11,580,417	—	11,580,885
Repurchase of common shares	(53,212)	(53)	(1,317,163)	—	(1,317,216)
Class S:
Issuance of common shares	795,280	795	19,664,705	—	19,665,500
Issuance of common shares from dividend reinvestment plan	4,161	4	102,860	—	102,864
Repurchase of common shares	(3,084)	—	(76,445)	—	(76,445)
Class D:
Issuance of common shares	20,572	21	508,729	—	508,750
Issuance of common shares from dividend reinvestment plan	129	—	3,186	—	3,186
Net investment income	—	—	—	16,125,618	16,125,618
Net realized and unrealized gain (loss)	—	—	—	(7,100,568)	(7,100,568)
Dividends paid to common shareholders:
Institutional Class	—	—	—	(18,761,171)	(18,761,171)
Class S	—	—	—	(1,476,870)	(1,476,870)
Class D	—	—	—	(94,389)	(94,389)
Balance at March 31, 2025	31,398,523	$31,401	$775,050,831	$(8,342,966)	$766,739,266

Share Transactions
Institutional Class:
Issuance of common shares	4,892,241	4,892	118,990,229	—	118,995,121
Issuance of common shares from dividend reinvestment plan	525,782	526	12,758,204	—	12,758,730
Repurchase of common shares	(139,189)	(139)	(3,398,807)	—	(3,398,946)
Class S:
Issuance of common shares	793,621	794	19,283,197	—	19,283,991
Issuance of common shares from dividend reinvestment plan	8,609	9	208,861	—	208,870
Class D:
Issuance of common shares	52,665	53	1,280,447	—	1,280,500
Issuance of common shares from dividend reinvestment plan	623	1	15,104	—	15,105
Net investment income	—	—	—	18,103,983	18,103,983
Net realized and unrealized gain (loss)	—	—	—	215,782	215,782
Dividends paid to common shareholders:
Institutional Class	—	—	—	(22,415,779)	(22,415,779)
Class S	—	—	—	(2,034,203)	(2,034,203)
Class D				(118,704)	(118,704)
Balance at June 30, 2025	37,532,875	$37,537	$924,188,066	$(14,591,887)	$909,633,716

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Operating activities
Net increase (decrease) in net assets resulting from operations	$46,958,761	$27,344,815
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	4,453,195	2,191,492
Change in net unrealized (appreciation) depreciation of investments	30,355,318	4,651,804
Net amortization of investment discounts and premiums	(3,901,388)	(2,422,408)
Interest and dividend income paid in kind	(1,613,142)	(1,300,522)
Amortization of deferred debt issuance costs	1,317,218	532,062
Changes in assets and liabilities:
Purchases of investments	(462,358,430)	(844,230,125)
Proceeds from disposition of investments	163,032,317	136,842,703
Decrease (increase) in interest, dividends and fees receivable	(1,857,891)	(3,347,154)
Decrease (increase) in receivable for investments sold	19,481,201	(18,423,375)
Decrease (increase) in prepaid expenses and other assets	(1,625,588)	567,160
Increase (decrease) in interest and debt related payables	5,579,610	5,247,065
Increase (decrease) in incentive fees payable	(118,112)	(1,392,007)
Increase (decrease) in management fees payable	836,163	(890,682)
Increase (decrease) in accrued capital gains incentive fees	—	(498,552)
Increase (decrease) in reimbursements due to the Investment Adviser	41,174	(1,031,040)
Increase (decrease) in payable for investments purchased	(55,621,496)	53,815,373
Increase (decrease) in accrued expenses and other liabilities	102,786	716,198
Net cash provided by (used in) operating activities	(254,938,304)	(641,627,193)

Financing activities
Proceeds from common shares sold	161,068,633	256,121,310
Proceeds from issuance of Notes	—	55,000,000
Draws on credit facilities	151,243,775	674,000,000
Repayments of credit facility draws	(7,948,054)	(330,000,000)
Payments of debt issuance costs	(4,387,665)	(1,400,533)
Dividends paid in cash to shareholders	(50,438,820)	(17,668,060)
Payments of repurchased shares	(98,647,197)	(4,792,607)
Net cash provided by (used in) financing activities	150,890,672	631,260,110

Net increase (decrease) in cash and cash equivalents (including restricted cash)	(104,047,632)	(10,367,083)
Cash and cash equivalents (including restricted cash) at beginning of period	221,222,080	41,078,437
Cash and cash equivalents (including restricted cash) at end of period	$117,174,448	$30,711,354

Supplemental cash flow information
Interest payments	$21,765,934	$11,718,133
Excise tax payments	$—	$—
Distribution payable	$12,355,155	$8,572,969
Reinvestment of dividends during the period	$28,430,569	$24,669,640

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments(A)
Aerospace and Defense
Bleriot US Bidco Inc.	First Lien Term Loan	SOFR(Q)	—	2.25%	5.98%	10/31/2030	$3,280,833	$3,280,801	$3,283,392	0.12%
Cobham Ultra US Co-Borrower LLC (Ultra Electronics)	First Lien Term Loan	SOFR(S)	—	3.75%	7.36%	8/4/2029	$2,416,311	2,417,584	2,427,136	0.09%
Chromalloy Holdings LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	6.93%	3/31/2031	$3,782,459	3,796,521	3,804,908	0.13%
Engineering Research Holding LLC (Astrion, Inc.)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.73%	8/29/2031	$22,692,165	22,439,702	19,239,666	0.74%
Kaman Corporation	First Lien Term Loan	SOFR(Q)	—	5.00%	8.67%	2/26/2032	$3,796,413	3,792,708	3,794,762	0.14%
Kaman Corporation	First Lien Delayed Draw Term Loan	SOFR(Q)	—	5.00%	8.67%	2/26/2032	$—	(1,648)	(191)	—	D
Propulsion BC Finco Sarl (Luxembourg)	First Lien Term Loan	SOFR(Q)	—	2.50%	6.23%	12/1/2032	$1,582,856	1,587,807	1,589,045	0.06%	C
Skydio, Inc	First Lien Term Loan	SOFR(M)	2.50%	2.75% Cash + 2.75% PIK	9.12%	12/4/2029	$7,801,767	7,750,343	7,856,379	0.31%	E
Skydio, Inc	First Lien Delayed Draw Term Loan A	SOFR(M)	2.50%	5.00%	8.62%	12/4/2029	$3,750,000	3,724,288	3,776,250	0.14%	E
Skydio, Inc	First Lien Delayed Draw Term Loan B	SOFR(M)	2.50%	5.00%	8.62%	12/4/2029	$3,750,000	3,724,288	3,776,250	0.14%	E
Signia Aerospace, LLC	First Lien Term Loan	SOFR(Q)	—	2.50%	6.20%	12/11/2031	$5,465,607	5,477,798	5,475,882	0.21%
Signia Aerospace, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.50%	6.20%	12/11/2031	$—	457	162	—
TransDigm Inc.	First Lien Term Loan	SOFR(M)	—	2.50%	6.14%	2/28/2031	$2,760,914	2,763,776	2,764,531	0.11%	L
Galileo Parent Inc. (Vantor Parent Inc.)	First Lien Term Loan	SOFR(M)	—	4.50%	8.12%	2/28/2033	$475,000	465,243	476,781	0.02%
Zenith AcquisitionCo LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.50%	4.50%	8.17%	1/13/2033	$527,380	474,134	390,546	0.01%	E
Zenith AcquisitionCo LLC	First Lien Revolver	SOFR(Q)	0.50%	4.50%	8.17%	1/13/2033	$—	(19,871)	(51,065)	—	D/E
Zenith AcquisitionCo LLC	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	8.17%	1/13/2033	$22,768,979	22,662,658	22,495,751	0.86%	E
								84,336,589	81,100,185	3.08%
Air Freight and Logistics
GB AIT Buyer, Inc.	First Lien Term Loan	SOFR(Q)	—	4.25%	7.91%	4/22/2033	$441,000	436,689	441,732	0.02%

Airlines
American Airlines Inc. (American Airlines Group Inc.)	First Lien Term Loan	SOFR(M)	—	3.00%	6.67%	5/20/2033	$431,000	426,726	426,421	0.02%	L

Automobiles
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	EURIBOR(M)	0.75%	6.13%	8.30%	8/22/2031	€17,211,718.00	19,429,969	18,646,294	0.71%	C/E/M
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	9.73%	8/22/2031	$29,102,938	28,167,488	27,576,867	1.05%	C/E
								47,597,457	46,223,161	1.76%
Auto Components
Clarios Global LP (Canada)	First Lien Term Loan	SOFR(M)	—	2.50%	6.14%	1/28/2032	$6,198,850	6,233,926	6,212,425	0.24%	C

Building Products
Gulfside Supply Inc.	First Lien Term Loan	SOFR(Q)	—	3.00%	6.63%	5/29/2031	$1,599,360	1,594,562	1,355,266	0.05%
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.68%	3/1/2030	$9,779,606	9,659,525	8,752,747	0.33%
Wilsonart LLC	First Lien Term Loan	SOFR(Q)	—	4.25%	7.98%	8/5/2031	$5,234,833	5,169,829	4,754,537	0.18%
								16,423,916	14,862,550	0.56%
Beverages
Primo Brands Corp	First Lien Term Loan	SOFR(Q)	0.50%	2.75%	6.48%	3/18/2031	$982,538	977,854	988,153	0.04%	L

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Capital Markets
Apex Group Treasury LLC	First Lien Term Loan	SOFR(Q)	—	3.50%	7.15%	2/20/2032	$1,000,353	$980,225	$950,180	0.04%
Ascensus Holdings, Inc	First Lien Term Loan	SOFR(M)	0.50%	3.00%	6.64%	8/2/2028	$3,740,709	3,718,141	3,659,667	0.14%
Allspring Buyer, LLC	First Lien Term Loan	SOFR(Q)	—	3.00%	6.75%	11/1/2030	$1,491,995	1,495,339	1,497,776	0.06%
BCPE Pequod Buyer Inc. (Envestnet Inc.)	First Lien Term Loan	SOFR(M)	—	2.75%	6.39%	11/25/2031	$2,161,022	2,166,002	2,104,749	0.08%
BPR Nimbus LLC (GGP Retail LLC)	First Lien Term Loan	SOFR(M)	—	3.00%	6.64%	5/28/2030	$307,890	304,253	308,210	0.01%
Focus Financial Partners, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.14%	9/15/2031	$6,276,793	6,280,744	6,138,358	0.23%
Hudson River Trading LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.14%	3/18/2030	$746,250	744,465	742,019	0.03%	K
June Purchaser LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	3.25%	6.88%	11/28/2031	$—	216	236	—
June Purchaser LLC	First Lien Term Loan	SOFR(Q)	—	2.75%	6.38%	11/28/2031	$642,164	643,448	643,570	0.02%
Jupiter Borrower Inc. (Janus Henderson Group PLC) (United Kingdom)	First Lien Term Loan	SOFR(Q)	—	2.75%	6.48%	3/26/2033	$585,000	582,540	585,246	0.02%	C/K
Neon Maple US Debt Mergersub Inc.	First Lien Term Loan	SOFR(M)	—	2.50%	6.14%	11/17/2031	$1,729,314	1,727,530	1,688,831	0.06%
Orion Us Finco Inc.	First Lien Term Loan	SOFR(Q)	—	3.50%	7.17%	5/19/2032	$1,496,250	1,486,618	1,498,853	0.06%
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.48%	1/31/2031	$44,967,275	44,541,811	44,247,799	1.69%	E
PMA Parent Holdings, LLC	First Lien Revolver	SOFR(Q)	0.75%	4.75%	8.48%	1/31/2031	$—	(48,616)	(80,524)	—	D/E
SRS Acquiom Holdings LLC	First Lien Revolver	SOFR(M)	0.75%	4.75%	8.38%	1/14/2032	$—	(45,720)	(49,517)	—	D/E
SRS Acquiom Holdings LLC	First Lien Term Loan	SOFR(M)	0.75%	4.75%	8.38%	1/14/2032	$28,884,701	28,618,002	28,595,854	1.09%	E
Wharf Street Rating Acquisition, LLC (KBRA)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.14%	9/16/2032	$—	(25,669)	7,875	—	D/E
Wharf Street Rating Acquisition, LLC (KBRA)	First Lien Revolver	SOFR(M)	0.75%	4.50%	8.14%	9/16/2032	$—	(34,559)	—	—	D/E
Wharf Street Rating Acquisition, LLC (KBRA)	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.14%	9/16/2032	$35,260,386	34,947,498	35,330,908	1.33%	E
								128,082,268	127,870,090	4.86%
Chemicals
Advancion (f/k/a Aruba Investments Holdings, LLC)	First Lien Term Loan	SOFR(M)	0.75%	4.10%	7.77%	11/24/2027	$1,224,293	1,221,708	1,126,350	0.04%	E
Bond US Bidco 1 Inc.	First Lien Term Loan	SOFR(M)	—	5.00%	8.00%	5/9/2033	$616,000	612,920	618,695	0.02%
CP Iris Holdco I, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	—	4.00%	7.64%	10/27/2032	$—	81	(4,194)	—	D
CP Iris Holdco I, Inc	First Lien Term Loan	SOFR(M)	—	4.00%	7.64%	10/18/2032	$3,270,393	3,275,424	3,128,131	0.12%
Charter Next Generation, Inc. (fka Charter NEX US, Inc.)	First Lien Term Loan	SOFR(M)	0.75%	2.50%	6.11%	12/1/2030	$8,118,708	8,114,519	8,130,521	0.32%
Derby Buyer LLC	First Lien Term Loan	SOFR(M)	1.00%	2.75%	6.39%	11/1/2030	$4,696,142	4,703,164	4,705,793	0.19%
Discovery Purchaser Corporation	First Lien Term Loan	SOFR(Q)	0.50%	3.75%	7.41%	10/4/2029	$3,789,953	3,743,659	3,780,042	0.14%
INEOS Composites International Holdings LLC (FORTIS)	First Lien Term Loan	SOFR(Q)	—	3.25%	6.98%	2/6/2032	$1,394,274	1,392,623	1,391,876	0.05%
Olympus Water US Holding Corporation (Solenis)	First Lien Term Loan	SOFR(Q)	0.50%	3.00%	6.73%	6/9/2031	$4,850,712	4,828,873	4,849,815	0.18%
Sparta U.S. Holdco LLC	First Lien Term Loan	SOFR(Q)	0.75%	3.00%	6.66%	8/2/2028	$2,610,990	2,593,857	2,602,648	0.10%
W. R. Grace Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.50%	3.00%	6.73%	8/19/2032	$1,655,490	1,646,261	1,652,725	0.06%
								32,133,089	31,982,402	1.22%
Commercial Services and Supplies
Allied Universal Holdco LLC	First Lien Term Loan	SOFR(M)	0.75%	3.25%	6.89%	8/5/2032	$6,650,137	6,655,305	6,661,076	0.25%
Anticimex Inc. (Sweden)	First Lien Term Loan	SOFR(D)	—	2.90%	6.41%	11/17/2031	$183,803	183,803	184,361	0.01%	C
Cohnreznick Advisory LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	6.98%	3/31/2032	$23,042,487	22,974,297	22,533,594	0.86%
Cohnreznick Advisory LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	3.25%	6.98%	3/26/2032	$—	(2,441)	(29,542)	—	D
EnergySolutions, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.25%	6.89%	9/23/2030	$595,733	593,423	598,265	0.02%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Commercial Services and Supplies (Continued)
Legence Holdings LLC (Refficiency)	First Lien Term Loan	SOFR(M)	—	2.00%	5.64%	12/16/2031	$3,013,871	$3,023,779	$3,010,857	0.11%
LSF12 Crown US Commercial Bidco, LLC	First Lien Term Loan	SOFR(M)	—	3.00%	6.62%	12/2/2031	$1,400,204	1,403,185	1,405,336	0.05%
GFL Environmental Services Inc (Canada)	First Lien Term Loan	SOFR(Q)	—	2.50%	6.16%	2/4/2032	$6,163,425	6,184,509	6,171,437	0.23%	C
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	8.98%	8/23/2028	$5,424,227	5,373,865	5,365,412	0.20%	E
Modigent, LLC (Pueblo)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.98%	8/23/2028	$1,408,400	1,395,807	1,393,129	0.05%	E
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	8.98%	8/23/2028	$976,986	967,924	966,393	0.04%	E
Modigent, LLC (Pueblo)	First Lien Revolver	SOFR(Q)	0.75%	5.25%	8.98%	8/23/2027	$—	(7,085)	(7,026)	—	D/E
Modigent, LLC (Pueblo)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.98%	8/23/2028	$20,465,434	19,999,012	20,243,527	0.78%	E
OMNIA Partners, LLC	First Lien Term Loan	SOFR(Q)	1.00%	2.75%	6.42%	7/25/2030	$1,642,883	1,647,710	1,648,124	0.06%
The Action Environmental Group Inc (Interstate Waste Services Inc.)	First Lien Term Loan	SOFR(M)	—	3.00%	6.73%	10/4/2030	$2,248,972	2,253,791	2,226,482	0.08%
TA TT Buyer, LLC (TouchTunes, Octave Music)	First Lien Tranche B-1 Term Loan	SOFR(Q)	0.50%	4.75%	8.48%	4/1/2029	$16,632,705	16,634,540	15,274,395	0.59%
								89,281,424	87,645,820	3.33%
Construction Materials
Potters Industries, LLC	First Lien Term Loan	SOFR(Q)	—	2.50%	6.17%	12/9/2032	$1,496,250	1,498,192	1,460,093	0.06%

Construction and Engineering
Azuria Water Solutions Inc	First Lien Delayed Draw Term Loan	SOFR(Q)	—	2.75%	6.48%	1/26/2033	$—	(1,097)	(180)	—	D
Azuria Water Solutions Inc	First Lien Term Loan	SOFR(Q)	—	2.75%	6.48%	1/26/2033	$1,949,579	1,941,518	1,948,195	0.07%
Brand Industrial Services Inc	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	8.16%	8/1/2030	$4,621,592	4,586,440	3,641,144	0.14%
Brown & Settle, Inc.	First Lien Term Loan	SOFR(S)	1.00%	6.50%	10.10%	5/16/2030	$21,318,246	20,905,253	21,232,973	0.81%	E
Brown & Settle, Inc.	First Lien Revolver	SOFR(M)	1.00%	6.50%	10.12%	5/16/2030	$2,451,782	2,404,284	2,441,975	0.09%	E
Compsych Holdings Corp	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.41%	7/22/2031	$12,860,446	12,813,980	12,860,446	0.50%	E
Compsych Holdings Corp	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.41%	7/22/2031	$—	(6,752)	—	—	D/E
JF Acquisition, LLC (JF Petroleum)	First Lien Term Loan	SOFR(M)	1.00%	5.75%	9.39%	6/18/2030	$38,045,338	37,542,350	37,664,885	1.42%	E
JF Acquisition, LLC (JF Petroleum)	First Lien Revolver	SOFR(M)	1.00%	5.75%	9.39%	6/18/2030	$—	(67,020)	(41,587)	—	D/E
JF Acquisition, LLC (JF Petroleum)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.75%	9.39%	6/18/2030	$—	(66,029)	(45,052)	—	D/E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	8.41%	2/1/2030	$2,369,184	2,354,231	2,359,707	0.09%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.43%	2/1/2030	$1,639,703	1,626,718	1,633,144	0.06%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	8.41%	2/1/2030	$643,732	638,412	641,157	0.02%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Revolver	SOFR(Q)	1.00%	4.75%	8.42%	2/1/2029	$82,751	81,158	79,993	—	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	8.41%	2/1/2030	$1,921,303	1,905,888	1,913,618	0.07%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.14%	2/1/2030	$3,152,864	3,093,610	3,126,740	0.12%	E
RBS Buyer Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	8.41%	7/31/2031	$—	(18,035)	88,567	—	D/E
RBS Buyer Inc.	First Lien Revolver	SOFR(Q)	1.00%	4.75%	8.41%	7/31/2031	$—	(60,117)	—	—	D/E
RBS Buyer Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.41%	7/31/2031	$19,158,380	18,955,516	19,656,498	0.75%	E
RBS Buyer Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.41%	7/31/2031	$21,241,248	20,995,954	21,793,520	0.83%	E
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.42%	5/31/2030	$9,484,919	9,361,108	9,484,919	0.36%	E
Tecta America Corp.	First Lien Term Loan	SOFR(M)	1.00%	2.50%	6.14%	2/18/2032	$1,865,663	1,870,875	1,869,497	0.07%
Titan Home Improvement, LLC (Renuity)	First Lien Revolver	SOFR(Q)	1.00%	4.75%	8.42%	5/31/2030	$—	(19,681)	—	—	D/E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.64%	9/4/2029	$11,013,650	10,902,717	10,980,609	0.42%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.64%	9/4/2029	$4,947,553	4,897,720	4,932,710	0.19%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.64%	9/4/2029	$2,658,336	2,658,336	2,650,361	0.10%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.64%	9/4/2029	$938,858	927,089	936,041	0.04%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Construction and Engineering (Continued)
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.64%	9/4/2029	$9,040,917	$8,941,330	$9,013,794	0.34%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.64%	9/4/2029	$2,574,300	2,543,396	2,566,577	0.10%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.64%	9/4/2029	$608,497	600,866	606,672	0.02%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.64%	9/4/2029	$5,463,662	5,403,479	5,447,271	0.21%	E
Vortex Companies, LLC	First Lien Revolver	SOFR(M)	1.00%	5.00%	8.64%	9/4/2029	$1,137,572	1,116,992	1,131,868	0.04%	E
								178,830,489	180,616,062	6.86%
Consumer Finance
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	6.25% Cash + 2.00% PIK	11.92%	3/30/2029	$3,134,307	3,091,663	3,046,844	0.12%	E
Lucky US BuyerCo, LLC (Global Payments)	First Lien Revolver	SOFR(Q)	1.00%	6.25% Cash + 2.00% PIK	11.92%	3/30/2029	$375,716	370,069	364,235	0.01%	E
								3,461,732	3,411,079	0.13%
Containers and Packaging
Clydesdale Acquisition Holdings, Inc	First Lien Term Loan	SOFR(M)	—	3.25%	6.89%	4/13/2029	$987,117	987,383	950,510	0.04%
Mauser Packaging Solutions Holding Co.	First Lien Term Loan	SOFR(M)	—	3.50%	7.12%	4/15/2030	$1,500,000	1,473,681	1,481,018	0.05%
ProAmpac PG Borrower LLC	First Lien Term Loan	SOFR(Q)	—	4.00%	7.67%	2/19/2033	$434,000	427,771	427,490	0.02%
Sword Purchaser LLC	First Lien Term Loan	SOFR(M)	—	4.00%	7.64%	3/31/2033	$930,000	884,902	908,712	0.03%
								3,773,737	3,767,730	0.14%
Communications Equipment
Digicert Inc	First Lien Term Loan	SOFR(M)	0.75%	5.75%	9.39%	9/12/2030	$33,684,420	33,262,184	31,764,408	1.21%	E

Diversified Consumer Services
Ascend Learning, LLC	First Lien Term Loan	SOFR(M)	—	3.00%	6.64%	12/11/2028	$2,790,472	2,771,637	2,726,919	0.10%
Belron Finance 2019 LLC (United Kingdom)	First Lien Term Loan	SOFR(Q)	—	2.00%	5.66%	10/16/2031	$2,044,563	2,060,537	2,045,626	0.08%	C
Express Wash Acquisition Company, LLC (Whistle)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	9.92%	4/10/2031	$21,452,399	21,281,720	20,057,993	0.75%	E
Express Wash Acquisition Company, LLC (Whistle)	First Lien Revolver	SOFR(Q)	1.00%	6.25%	9.92%	4/10/2031	$—	(10,141)	(82,850)	—	D/E
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(Q)	0.75%	4.50% Cash + 2.00% PIK	10.16%	9/15/2029	$4,450,489	4,405,031	3,890,617	0.15%	E
Fusion Holding Corp. (Finalsite)	First Lien Revolver	SOFR(Q)	0.75%	6.25%	9.91%	9/15/2028	$102,990	99,915	56,185	—	E
Planet US Buyer LLC	First Lien Term Loan	SOFR(M)	—	3.00%	6.66%	1/31/2031	$2,611,321	2,616,216	2,624,182	0.10%
Wand Newco 3, Inc. (aka Caliber Collision)	First Lien Term Loan	SOFR(M)	—	2.50%	6.14%	1/30/2031	$2,238,021	2,231,685	2,238,021	0.09%
								35,456,600	33,556,693	1.27%
Distributors
Dealer Tire Financial, LLC	First Lien Term Loan	SOFR(M)	—	3.00%	6.64%	7/2/2031	$976,286	973,557	970,184	0.04%

Diversified Financial Services
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.63% Cash + 3.38% PIK	9.66%	3/15/2030	$501,986	501,986	418,656	0.02%	E
Beekeeper Buyer Inc. (Archway)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.98%	6/30/2031	$5,809,164	5,760,776	5,710,408	0.22%	E
Beekeeper Buyer Inc. (Archway)	First Lien Revolver	SOFR(Q)	0.75%	5.25%	8.98%	6/30/2031	$—	(12,097)	(24,689)	—	D/E
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan E	SOFR(Q)	1.00%	4.50%	8.23%	6/1/2028	$5,824,699	5,792,412	5,776,669	0.22%	E
EdgeCo Buyer, Inc.	First Lien Term Loan B	SOFR(Q)	1.00%	4.50%	8.23%	6/1/2028	$2,509,795	2,495,776	2,489,099	0.09%	E
EdgeCo Buyer, Inc.	First Lien Term Loan	SOFR(Q)	—	4.50%	8.23%	6/1/2028	$1,096,544	1,090,419	1,087,502	0.04%	E
EdgeCo Buyer, Inc.	First Lien Revolver	SOFR(Q)	1.00%	4.50%	8.23%	6/1/2028	$488,067	484,796	483,237	0.02%	E
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan A	SOFR(Q)	1.00%	4.50%	8.23%	6/1/2028	$213,338	212,146	211,579	0.01%	E
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	4.50%	8.23%	6/1/2028	$185,301	184,266	183,773	0.01%	E
EdgeCo Buyer, Inc.	First Lien Delayed Draw Term Loan C	SOFR(Q)	1.00%	4.50%	8.23%	6/1/2028	$61,606	61,262	61,098	—	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Diversified Financial Services (Continued)
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.68%	8/19/2028	$—	$(29,529)	$(41,086)	—	D/E
GC Champion Acquisition LLC (Numerix)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.00%	8.68%	8/21/2028	$8,741,788	8,630,753	8,644,265	0.33%	E
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.68%	8/21/2028	$9,980,065	9,963,729	9,868,727	0.37%	E
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.68%	8/21/2028	$636,568	632,030	629,466	0.02%	E
GC Waves Holdings, Inc. (Mercer)	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.14%	10/4/2030	$18,833,130	18,833,130	19,021,461	0.72%	E
GC Waves Holdings, Inc. (Mercer)	First Lien Revolver	SOFR(M)	0.75%	4.50%	8.14%	10/4/2030	$—	—	—	—	E
GC Waves Holdings, Inc. (Mercer)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.14%	10/4/2030	$10,796,593	10,668,202	11,097,600	0.42%	E
HP PHRG Borrower LLC	First Lien Term Loan	SOFR(Q)	—	4.00%	7.73%	2/20/2032	$19,119,446	18,963,546	19,023,849	0.72%
Oak Funding LLC	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	8.16%	12/2/2032	$17,443,915	17,288,441	17,339,252	0.66%	E
Oak Funding LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.50%	4.50%	8.16%	12/2/2032	$—	(15,653)	(10,237)	—	D/E
Payroc, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.75%	8.39%	11/1/2027	$7,477,545	7,437,428	7,410,247	0.28%	E
Payroc, LLC	First Lien Revolver	Prime	1.00%	3.75%	10.50%	11/1/2027	$103,236	102,338	101,737	—	E
Payroc, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.75%	8.39%	10/31/2027	$538,241	536,515	533,397	0.02%	E
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.23%	5/14/2031	$14,725,441	14,708,004	14,710,716	0.56%	E
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.23%	5/14/2031	$32,372,719	32,281,941	32,340,346	1.23%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.25%	7.94%	10/4/2028	$13,890,388	13,890,388	13,838,118	0.53%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.25%	7.98%	10/2/2028	$5,616,810	5,606,965	5,592,136	0.21%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.25%	7.94%	10/4/2028	$3,611,580	3,595,749	3,597,990	0.14%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.25%	7.94%	10/2/2028	$1,077,283	1,077,283	1,073,229	0.04%	E
Wealth Enhancement Group, LLC	First Lien Revolver	SOFR(Q)	1.00%	4.25%	7.98%	10/4/2028	$—	(502)	(4,950)	—	D/E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.25%	7.98%	10/2/2028	$—	(13,872)	(28,634)	—	D/E
								180,728,628	181,134,961	6.88%
Diversified Telecommunication Services
Level 3 Financing Inc.	First Lien Term Loan	SOFR(M)	—	2.75%	6.39%	3/29/2032	$1,664,000	1,665,026	1,667,120	0.06%
Venga Finance Sarl (Luxembourg)	First Lien Term Loan	SOFR(Q)	—	4.01%	7.68%	6/28/2029	$1,240,554	1,243,878	1,243,655	0.05%	C
Zayo Group Holdings, Inc.	First Lien Term Loan	SOFR(M)	—	3.11% Cash + 0.50% PIK	7.26%	3/11/2030	$663,127	648,468	663,790	0.03%
								3,557,372	3,574,565	0.14%
Electrical Equipment
Arcline FM Holdings, LLC (Fairbanks Morse)	First Lien Term Loan	SOFR(S)	0.75%	2.75%	6.60%	6/23/2030	$2,868,746	2,874,215	2,881,899	0.11%
Griffon Bidco Inc. (Layerzero)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.73%	7/31/2031	$—	(38,927)	—	—	D/E
Griffon Bidco Inc. (Layerzero)	First Lien Revolver	SOFR(Q)	0.75%	5.00%	8.73%	7/31/2031	$—	(38,927)	—	—	D/E
Griffon Bidco Inc. (Layerzero)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.73%	7/31/2031	$25,159,298	24,946,270	25,159,298	0.95%	E
Spark Buyer, LLC (Sparkstone)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.89%	10/15/2031	$11,577,698	11,446,430	9,435,824	0.36%	E
Spark Buyer, LLC (Sparkstone)	First Lien Revolver	SOFR(Q)	0.75%	5.25%	8.98%	10/15/2031	$1,292,941	1,266,287	858,043	0.03%	E
Spark Buyer, LLC (Sparkstone)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	8.89%	10/15/2031	$—	(53,307)	(869,797)	(0.03)%	D/E
								40,402,041	37,465,267	1.42%

Electronic Equipment, Instruments and Components
Chariot Buyer, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.00%	6.64%	7/22/2032	$5,415,286	5,395,305	5,424,763	0.21%

Energy Equipment and Services
Covia Holdings LLC	First Lien Term Loan	SOFR(Q)	—	2.75%	6.43%	2/12/2032	$2,318,612	2,321,517	2,311,853	0.09%
PG Polaris Bidco SARL (Rosen Group) (Luxembourg)	First Lien Term Loan	SOFR(Q)	—	2.00%	5.73%	3/26/2031	$2,722,146	2,730,770	2,724,378	0.10%	C
								5,052,287	5,036,231	0.19%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Entertainment
City Football Group Ltd (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.50%	3.26%	6.93%	7/21/2030	$1,916,878	$1,918,188	$1,914,242	0.07%	C
Creative Artists Agency, LLC.	First Lien Term Loan	SOFR(M)	—	2.50%	6.14%	10/1/2031	$4,105,849	4,107,457	4,110,037	0.16%
Discovery Global Holdings, Inc. (Warner Bros. Discovery, Inc.)	First Lien Term Loan	SOFR(M)	—	2.50%	6.14%	6/16/2033	$2,809,904	2,802,934	2,814,175	0.11%	L
Endeavor Operating Company LLC	First Lien Term Loan	SOFR(M)	—	2.75%	6.39%	3/24/2032	$6,238,814	6,238,179	6,253,631	0.23%
International Entertainment JJJCO 3 Ltd (ATG Entertainment LLC) (United Kingdom)	First Lien Term Loan	SOFR(Q)	—	3.00%	6.66%	4/19/2032	$745,959	745,493	748,133	0.03%	C
Oak-Eagle Acquireco Inc (Electronic Arts Inc)	First Lien Term Loan	SOFR(Q)	—	3.50%	7.15%	3/24/2033	$1,944,883	1,915,710	1,951,865	0.07%
Renaissance Holding Corp.	First Lien Term Loan	SOFR(Q)	—	4.00%	7.66%	12/11/2031	$955,303	938,758	761,558	0.03%
								18,666,719	18,553,641	0.70%
Food Products
Sauer Brands Inc.	First Lien Term Loan	SOFR(M)	—	3.00%	6.66%	2/19/2032	$489,692	490,124	492,936	0.02%
Saratoga Food Specialties LLC (Solina France SASU) (France)	First Lien Term Loan	SOFR(Q)	—	3.25%	6.91%	9/12/2032	$930,600	933,332	934,867	0.03%	C
								1,423,456	1,427,803	0.05%
Healthcare Providers and Services
AHP Health Partners, Inc.	First Lien Term Loan	SOFR(M)	—	2.25%	5.89%	9/20/2032	$1,905,600	1,912,307	1,914,737	0.07%
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	First Lien Delayed Draw Term Loan	CORRA(Q)	0.75%	5.00%	7.29%	1/14/2033	CAD$1,384,074	946,098	885,100	0.03%	C/E/M
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	First Lien Revolver	CORRA(Q)	0.75%	5.00%	7.29%	1/14/2033	CAD$830,444	567,967	520,690	0.02%	C/E/M
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	First Lien Term Loan	CORRA(Q)	0.75%	5.00%	7.29%	1/14/2033	CAD$52,041,129	37,142,159	36,204,119	1.37%	C/E/M
CHG Healthcare Services, Inc.	First Lien Term Loan	SOFR(Q)	—	3.00%	6.66%	9/30/2031	$2,697,394	2,676,910	2,701,481	0.10%
CNT Holdings I Corp.	First Lien Term Loan	SOFR(Q)	0.75%	2.50%	6.16%	11/8/2032	$1,492,443	1,495,657	1,495,458	0.06%
Examworks Bidco Inc.	First Lien Term Loan	SOFR(M)	—	2.50%	6.14%	2/6/2033	$2,059,385	2,063,976	2,063,967	0.08%
Ensemble RCM, LLC	First Lien Term Loan	SOFR(Q)	—	3.00%	6.66%	1/28/2033	$1,027,816	1,014,299	1,024,990	0.04%
LifePoint Health Inc.	First Lien Term Loan	SOFR(Q)	—	3.50%	7.18%	5/19/2031	$1,517,397	1,517,439	1,493,126	0.06%
LifePoint Health Inc.	First Lien Term Loan	SOFR(Q)	—	3.75%	7.42%	5/16/2031	$2,984,778	2,988,728	2,944,230	0.11%
IvyRehab Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.35%	9.08%	4/23/2029	$13,944,264	13,816,096	13,944,264	0.53%	E
IvyRehab Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.10%	8.83%	4/23/2029	$17,777,375	17,453,041	17,621,439	0.67%	E
Ingenovis Health, Inc.	First Lien Term Loan	SOFR(Q)	—	5.25%	8.91%	5/27/2032	$80,557	69,078	57,900	—
MB2 Dental Solutions LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	9.65%	2/13/2031	$5,423,207	5,242,878	5,423,207	0.21%	E
Pareto Health Intermediate Holdings Inc	First Lien Term Loan	SOFR(Q)	—	5.00%	8.73%	6/1/2030	$5,405,593	5,355,031	5,335,320	0.20%	E
Pareto Health Intermediate Holdings Inc	First Lien Revolver	SOFR(Q)	—	5.00%	8.73%	6/1/2029	$—	(4,202)	(5,970)	—	D/E
Raven Acquisition Holdings LLC (R1 RCM)	First Lien Term Loan	SOFR(M)	—	3.00%	6.64%	11/19/2031	$1,219,811	1,221,476	1,205,222	0.05%
Raven Acquisition Holdings LLC (R1 RCM)	First Lien Delayed Draw Term Loan	SOFR(M)	—	3.00%	6.64%	11/19/2031	$—	95	(1,294)	—	D
Surgery Partners Holdings, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.14%	12/19/2030	$3,346,147	3,357,396	3,352,873	0.13%
								98,836,429	98,180,859	3.73%
Health Care Technology
Athenahealth Group Inc.	First Lien Term Loan	SOFR(M)	0.50%	2.75%	6.39%	2/15/2029	$4,546,784	4,544,212	4,542,987	0.17%
Cotiviti Holdings, Inc	First Lien Term Loan	SOFR(M)	—	2.75%	6.37%	2/24/2031	$1,532,284	1,521,941	1,405,396	0.05%
Cotiviti Holdings, Inc	First Lien Term Loan	SOFR(M)	—	2.75%	6.37%	2/27/2032	$902,389	894,940	821,458	0.03%
MRO Parent Corporation	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.14%	6/9/2032	$34,500,022	34,060,845	34,258,523	1.30%	E
MRO Parent Corporation	First Lien Revolver	SOFR(M)	0.75%	4.50%	8.14%	6/9/2032	$—	(38,478)	(21,159)	—	D/E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Health Care Technology (Continued)
MRO Parent Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.48%	6/9/2032	$—	$(19,239)	$(21,159)	—	D/E
Mpulse Mobile Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.48%	8/26/2032	$—	(33,841)	(99,600)	—	D/E
Mpulse Mobile Inc.	First Lien Revolver	SOFR(Q)	0.75%	4.75%	8.48%	8/26/2032	$—	(50,762)	(152,111)	(0.01)%	D/E
Mpulse Mobile Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	6.41%	8/26/2032	$39,920,599	39,572,098	38,880,029	1.48%	E
PointClickCare Technologies Inc. (Canada)	First Lien Term Loan	SOFR(Q)	—	2.75%	6.39%	11/3/2031	$4,371,598	4,378,795	4,360,297	0.17%	C
Zelis Healthcare Corp	First Lien Term Loan	SOFR(M)	—	2.75%	0.00%	9/15/2029	$1,936,527	1,927,089	1,893,836	0.07%
								86,757,600	85,868,497	3.26%
Hotels, Restaurants and Leisure
Alterra Mountain Company	First Lien Term Loan	SOFR(M)	—	2.50%	6.48%	5/31/2030	$1,240,625	1,248,679	1,241,146	0.05%
BetClic Everest Group S.A.S. (France)	First Lien Term Loan	SOFR(Q)	—	2.75%	6.89%	12/31/2031	$454,860	453,751	456,138	0.02%	C
Fertitta Entertainment, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.25%	7.72%	1/27/2029	$3,753,995	3,746,686	3,754,408	0.14%
GAIA Purchaser, Inc. (Global Business Travel Group Inc.)	First Lien Term Loan	SOFR(M)	—	4.00%	6.14%	6/23/2033	$894,000	889,530	895,118	0.03%	L/E
Herschend Entertainment Company LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.11%	5/31/2032	$2,984,526	2,993,090	2,993,107	0.11%
IRB Holding Corp	First Lien Term Loan	SOFR(M)	0.75%	2.50%	7.23%	12/15/2030	$1,952,891	1,954,056	1,955,566	0.07%
Motion Finco LLC	First Lien Term Loan B	SOFR(Q)	—	3.50%	6.89%	11/12/2029	$683,263	685,454	584,473	0.02%
Pioneer Opco LLC	First Lien Term Loan	SOFR(M)	—	3.25%	6.67%	5/8/2033	$929,000	924,419	933,729	0.04%
Scientific Games Holdings LP	First Lien Term Loan	SOFR(Q)	0.50%	3.00%	8.39%	4/4/2029	$2,715,591	2,701,448	2,681,782	0.10%
Showtime Acquisition LLC (World Choice)	First Lien Term Loan	SOFR(Q)	—	4.75%	8.64%	8/13/2031	$44,252,583	43,926,940	44,003,883	1.67%
Stonebridge Companies, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	8.64%	5/16/2031	$6,227,556	6,151,666	6,289,832	0.24%	E
Stonebridge Companies, LLC	First Lien Revolver	SOFR(M)	0.75%	5.00%	8.64%	5/16/2030	$—	(13,892)	—	—	D/E
Stonebridge Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.00%	6.98%	5/16/2031	$—	(10,923)	17,927	—	D/E
TRQ Sales LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	10.24%	8/13/2032	$1,496,250	1,480,567	1,470,066	0.06%
TWG Sports LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	7.98%	6/26/2027	$24,301,661	23,938,135	23,937,136	0.91%	E
Voyager Parent LLC	First Lien Term Loan	SOFR(Q)	—	4.25%	6.14%	7/1/2032	$1,745,829	1,733,205	1,749,076	0.07%
Whatabrands LLC	First Lien Term Loan	SOFR(M)	—	2.50%	0.00%	8/3/2028	$1,230,630	1,234,730	1,230,433	0.05%
								94,037,541	94,193,820	3.58%
Household Durables
Hunter Douglas Holding BV (Netherlands)	First Lien Term Loan	SOFR(Q)	—	3.00%	8.25%	1/17/2032	$4,063,489	4,059,710	4,068,162	0.16%	C
Madison Safety & Flow LLC	First Lien Term Loan	Prime	—	1.50%	6.14%	9/26/2031	$3,483,884	3,493,836	3,492,838	0.14%
Pye-Barker Fire & Safety LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.23%	12/10/2032	$1,957,500	1,956,874	1,962,668	0.07%
Pye-Barker Fire & Safety LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	2.50%	7.44%	12/16/2032	$45,900	45,807	46,672	—
Weber Stephen Products, LLC	First Lien Term Loan	SOFR(Q)	—	3.75%	0.00%	9/17/2032	$857,850	855,268	848,658	0.03%
								10,411,495	10,418,998	0.40%
Insurance
Alliant Holdings Intermediate, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	8.66%	9/19/2031	$12,280,207	12,248,267	12,130,941	0.46%
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.66%	8/31/2029	$23,611,571	23,430,784	23,493,513	0.89%	E
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.66%	8/31/2029	$557,223	546,268	541,638	0.02%	E
AmeriLife Holdings, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.00%	8.66%	8/31/2028	$484,273	476,500	474,588	0.02%	E
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.66%	8/31/2029	$916,925	907,020	912,340	0.03%	E
Amwins Group Inc	First Lien Term Loan	SOFR(Q)	—	2.00%	5.73%	1/30/2032	$1,492,424	1,489,686	1,463,389	0.06%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Insurance (Continued)
Amynta Agency Borrower Inc. (Mayfield)	First Lien Term Loan	SOFR(M)	—	2.50%	6.73%	12/29/2031	$4,453,563	$4,445,983	$4,401,612	0.17%
Ardonagh Group FinCo Pty Ltd (Australia)	First Lien Term Loan	SOFR(Q)	—	3.00%	6.89%	2/27/2031	$2,667,761	2,670,727	2,589,409	0.10%	C
Bella Holding Conmpany, LLC	First Lien Term Loan	SOFR(M)	—	3.25%	8.73%	5/10/2033	$546,000	540,557	542,132	0.02%
EBS Parent Holdings Inc. (The Difference Card)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.73%	7/1/2032	$14,492,959	14,368,717	14,492,959	0.55%	E
EBS Parent Holdings Inc. (The Difference Card)	First Lien Revolver	SOFR(Q)	0.75%	5.00%	8.73%	7/1/2032	$—	(10,405)	—	—	D/E
EBS Parent Holdings Inc. (The Difference Card)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.23%	7/1/2032	$—	(15,608)	—	—	D/E
Galway Borrower LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.50%	8.23%	2/23/2033	$3,138,264	3,112,186	3,138,264	0.12%	E
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.50%	8.14%	2/23/2033	$5,201,491	5,161,640	5,201,491	0.20%	E
Higginbotham Insurance Agency, Inc.	First Lien Term Loan	SOFR(M)	1.00%	4.50%	8.14%	6/11/2031	$15,275,374	15,275,374	15,275,374	0.58%	E
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	4.50%	8.14%	6/11/2031	$4,129,650	4,075,732	4,129,650	0.16%	E
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	4.50%	5.92%	6/11/2031	$344,721	343,500	344,721	0.01%	E
Hub International Limited	First Lien Term Loan	SOFR(Q)	—	2.25%	8.67%	6/20/2030	$1,863,924	1,861,752	1,864,101	0.07%
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	8/25/2028	$9,641,481	9,621,155	9,622,198	0.37%	E
Integrity Marketing Acquisition, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	5.00%	8.67%	8/25/2028	$—	(7,299)	(5,419)	—	D/E
Integrity Marketing Acquisition, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.00%	6.66%	8/25/2028	$—	(68,907)	(8,369)	—	D/E
Jones Deslauriers Insurance Management Inc. (Canada)	First Lien Term Loan	SOFR(Q)	—	3.00%	7.14%	3/15/2030	$2,999,895	2,940,910	2,879,149	0.11%	C
Summit Acquisition Inc.	First Lien Term Loan	SOFR(M)	—	3.50%	6.48%	10/16/2031	$1,118,983	1,119,430	1,119,917	0.04%
Truist Insurance Holdings, LLC	First Lien Term Loan	SOFR(Q)	—	2.75%	5.98%	5/6/2031	$7,663,726	7,677,340	7,500,872	0.28%
USI Inc.	First Lien Term Loan	SOFR(Q)	—	2.25%	0.00%	11/29/2030	$1,865,506	1,864,565	1,860,376	0.07%
								114,075,874	113,964,846	4.33%
Internet and Catalog Retail
Syndigo, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.00%	8.67%	9/2/2032	$673,205	636,099	483,866	0.02%	E
Syndigo, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	0.00%	9/2/2032	$31,147,501	30,872,814	29,745,863	1.13%	E
								31,508,913	30,229,729	1.15%
Internet Software and Services
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(Q)	1.00%	6.00%	9.67%	1/26/2029	$2,105,292	2,078,232	2,083,978	0.08%	C/E
Bynder Bidco B.V. (Netherlands)	First Lien Revolver B	SOFR(Q)	1.00%	6.00%	9.67%	1/26/2029	$—	(606)	(1,733)	—	C/D/E
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(Q)	1.00%	6.00%	9.67%	1/26/2029	$580,770	573,305	574,890	0.02%	C/E
Bynder Bidco, Inc. (Netherlands)	First Lien Revolver A	SOFR(Q)	1.00%	6.00%	9.67%	1/26/2029	$—	(2,200)	(477)	—	C/D/E
Civicplus LLC	First Lien Term Loan	SOFR(Q)	0.75%	3.25% Cash + 2.75% PIK	9.67%	8/24/2030	$10,853,195	10,790,442	10,756,015	0.41%	E
Civicplus LLC	First Lien Revolver	SOFR(Q)	0.75%	3.25% Cash + 2.75% PIK	9.67%	8/23/2030	$—	(3,962)	(6,256)	—	D/E
Civicplus LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.25% Cash + 2.75% PIK	9.67%	8/24/2030	$3,709,832	3,661,065	3,653,815	0.14%	E
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	9.92%	8/23/2029	$8,536,334	8,423,885	7,919,251	0.30%	E
e-Discovery Acquireco, LLC (Reveal)	First Lien Initial Term Loan	SOFR(Q)	1.00%	5.50%	9.17%	9/1/2028	$6,607,636	6,607,636	6,065,519	0.23%	E
e-Discovery Acquireco, LLC (Reveal)	First Lien Revolver	SOFR(Q)	1.00%	6.25%	9.92%	8/23/2029	$768,775	754,077	664,574	0.03%	E
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.26%	8/29/2029	$2,896,519	2,891,433	2,896,519	0.11%	E
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.50%	3.25% Cash + 3.25% PIK	10.26%	8/29/2029	$13,005,665	12,963,271	13,005,665	0.49%	E
								48,736,578	47,611,760	1.81%
IT Services
Anthracite Buyer, Inc. (Coalfire)	First Lien Term Loan	SOFR(Q)	0.75%	4.50%	8.18%	12/3/2032	$17,151,957	17,073,240	16,808,918	0.64%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
IT Services (Continued)
Anthracite Buyer, Inc. (Coalfire)	First Lien Revolver	SOFR(Q)	0.75%	4.50%	8.18%	12/3/2032	$—	$(19,679)	$(85,760)	—	D/E
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.41%	11/8/2030	$9,559,143	9,410,448	8,947,358	0.34%	E
Crewline Buyer, Inc. (New Relic)	First Lien Revolver	SOFR(Q)	1.00%	6.75%	10.41%	11/8/2030	$—	(15,489)	(63,728)	—	D/E
Coreweave Financing DDTL V LLC	First Lien Delayed Draw Term Loan	SOFR(M)	—	4.50%	8.12%	11/6/2031	$806,571	784,314	855,363	0.03%
Ensono Holdings, Inc.	First Lien Term Loan	SOFR(M)	—	4.11%	7.76%	5/26/2028	$18,753,886	18,660,787	18,428,319	0.69%
Fortress Intermediate 3, Inc	First Lien Term Loan	SOFR(Q)	—	3.00%	6.62%	6/27/2031	$3,115,115	3,123,999	3,105,380	0.12%
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	9.41%	6/3/2030	$11,173,031	11,026,879	10,971,916	0.41%	E
Intercept Bidco, Inc.	First Lien Revolver	SOFR(Q)	1.00%	5.75%	9.41%	6/3/2030	$—	(22,598)	(31,096)	—	D/E
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	7.00%	10.64%	12/29/2028	$2,288,429	2,260,966	1,919,992	0.07%	E
Madison Logic Holdings, Inc.	First Lien Revolver	SOFR(M)	1.00%	7.00%	10.64%	12/30/2027	$—	(77)	(13,815)	—	D/E
Research Now Group, LLC (Dynata)	First Lien Second Out Term Loan	SOFR(Q)	1.00%	5.76%	9.40%	10/15/2028	$1,641,190	1,520,113	672,888	0.03%
Research Now Group, LLC (Dynata)	First Lien Term Loan	SOFR(Q)	—	5.26%	8.90%	7/15/2028	$231,715	220,379	220,855	0.01%
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	10.15%	5/12/2030	$4,110,490	4,053,921	3,691,220	0.14%	E
Serrano Parent, LLC (Sumo Logic)	First Lien Revolver	SOFR(M)	1.00%	6.50%	10.15%	5/12/2030	$98,382	92,724	56,570	—	E
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	First Lien Term Loan	SOFR(M)	—	2.50%	6.14%	7/13/2031	$7,628,524	7,627,236	7,545,564	0.29%
Trident Technologies LLC	First Lien Term Loan	SOFR(M)	—	4.50%	8.14%	2/6/2032	$7,313,672	7,261,576	7,061,350	0.27%
								83,058,739	80,091,294	3.04%
Life Sciences Tools and Services
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	5.65%	9.32%	12/21/2029	$963,863	963,863	955,188	0.04%	E
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(Q)	—	5.65%	9.32%	12/21/2029	$1,269,437	1,257,352	1,258,012	0.05%	E
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.60%	9.24%	12/21/2029	$70,948	70,948	70,309	—	E
Alcami Corporation	First Lien Revolver	SOFR(Q)	—	5.65%	9.32%	12/21/2029	$—	(873)	(2,024)	—	D/E
DNAnexus, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	3.00%	5.25%	8.89%	12/18/2029	$1,199,513	1,192,200	1,189,917	0.05%	E
DNAnexus, Inc	First Lien Term Loan	SOFR(M)	3.00%	5.25%	8.89%	12/20/2029	$5,997,566	5,955,801	5,949,585	0.22%	E
Parexel International, Inc.	First Lien Term Loan	SOFR(M)	—	2.50%	6.14%	12/9/2031	$2,238,750	2,245,903	2,241,784	0.09%
Star Parent Inc.	First Lien Term Loan	SOFR(Q)	—	4.00%	7.73%	9/27/2030	$2,611,853	2,608,474	2,618,317	0.10%
Sotera Health Holdings, LLC	First Lien Term Loan	SOFR(M)	—	2.25%	5.87%	5/30/2031	$2,882,440	2,891,191	2,888,291	0.10%
								17,184,859	17,169,379	0.65%
Multiline Retail
Boots Group Finco LP	First Lien Term Loan	SOFR(Q)	—	3.25%	6.92%	7/22/2032	$2,045,720	2,050,475	2,055,519	0.08%

Machinery
AI Aqua Merger Sub, Inc. (Osmosis Buyer) (United Kingdom)	First Lien Term Loan	SOFR(M)	—	2.50%	6.12%	7/31/2028	$7,111,722	7,088,934	7,113,464	0.27%	C
Advanced Cooling Technologies Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.50%	8.14%	5/19/2033	$25,075,842	24,952,571	24,925,387	0.94%	E
Advanced Cooling Technologies Inc.	First Lien Revolver	SOFR(M)	0.50%	4.50%	8.14%	5/19/2033	$—	(24,118)	(29,437)	—	D/E
Coorstek Inc.	First Lien Term Loan	SOFR(Q)	—	2.50%	6.23%	10/28/2032	$668,325	665,293	670,417	0.03%
Cube Industrials Buyer Inc. (Circor)	First Lien Term Loan	SOFR(Q)	—	3.00%	6.67%	10/20/2031	$930,260	929,030	932,297	0.04%
Filtration Group Corporation	First Lien Term Loan	SOFR(M)	0.50%	2.50%	6.14%	10/23/2028	$3,225,973	3,241,656	3,231,441	0.12%
Hobbs & Associates, LLC	First Lien Term Loan	SOFR(M)	—	2.75%	6.39%	7/23/2031	$2,466,725	2,460,525	2,466,343	0.09%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Machinery (Continued)
Madison IAQ LLC	First Lien Term Loan	SOFR(S)	—	1.75%	5.47%	5/6/2032	$4,744,803	$4,731,987	$4,739,370	0.18%
Indicor, LLC (Roper Industrial Pro)	First Lien Term Loan	SOFR(M)	—	2.50%	6.14%	11/22/2029	$3,354,356	3,361,508	3,356,553	0.13%
LSF12 Helix Parent LLC	First Lien Term Loan	SOFR(M)	—	3.50%	7.14%	1/21/2033	$2,249,620	2,235,349	2,211,658	0.08%
Resilience Parent LLC (Maclean PWR SYS)	First Lien Term Loan	SOFR(Q)	—	2.50%	6.23%	1/24/2033	$1,567,000	1,567,498	1,565,315	0.06%
TK Elevator US Newco Inc.	First Lien Term Loan	SOFR(S)	0.50%	2.75%	6.38%	4/30/2030	$4,711,099	4,714,758	4,737,104	0.18%
								55,924,991	55,919,912	2.12%
Media
As1 Sports Bidco Ltd (United Kingdom)	First Lien Delayed Draw Term Loan	EURIBOR(Q)	0.50%	5.50%	7.67%	3/25/2033	€—	(63,163)	(65,200)	—	C/D/E/M
As1 Sports Bidco Ltd (United Kingdom)	First Lien Term Loan	EURIBOR(Q)	0.50%	5.50%	7.67%	4/9/2033	€34,875,000	40,362,799	39,473,862	1.50%	C/E/M
As1 Sports Bidco Ltd (United Kingdom)	First Lien Revolver	EURIBOR(Q)	0.50%	5.50%	7.67%	3/27/2032	€—	(29,363)	(32,600)	—	C/D/E/M
Fleet US Bidco Inc (Argus Media)	First Lien Term Loan	SOFR(M)	—	2.75%	6.39%	2/21/2031	$1,492,481	1,492,481	1,496,212	0.05%	E
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.25%	7.92%	10/1/2029	$16,570,469	16,570,469	16,377,970	0.63%	E
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.25%	7.92%	10/1/2029	$1,115,709	1,115,709	1,102,748	0.04%	E
Kid Distro Holdings, LLC	First Lien Revolver	SOFR(Q)	1.00%	4.25%	7.92%	10/1/2029	$—	—	(17,964)	—	D/E
Streamland Media Midco LLC	First Lien First Out Term Loan	SOFR(Q)	—	5.76% PIK	9.49%	3/31/2029	$1,524,708	1,524,708	1,291,428	0.05%	E
Streamland Media Midco LLC	First Lien Last Out Term Loan	SOFR(Q)	1.00%	6.76% PIK	10.49%	3/31/2029	$1,395,835	1,274,412	351,727	0.01%	E/G
Streamland Media Midco LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	5.76% PIK	9.49%	3/31/2029	$287,663	287,663	287,663	0.01%	E
Streamland Media Midco LLC	First Lien Revolver	SOFR(Q)	—	5.76% PIK	9.49%	3/31/2029	$215,333	215,333	182,387	0.01%	E
TL Voltron Purchaser, LLC (GES)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	8.98%	12/31/2030	$11,578,294	11,404,541	11,323,572	0.43%	E
								74,155,589	71,771,805	2.73%
Metals and Mining
TEGA MC US Inc (Grinding Media Inc.)	First Lien Term Loan	SOFR(Q)	—	3.50%	7.16%	3/24/2033	$892,000	883,160	898,137	0.03%

Oil, Gas and Consumable Fuels
Deep Blue Operating I, LLC	First Lien Term Loan	SOFR(Q)	—	2.25%	5.90%	3/31/2029	$1,148,123	1,149,668	1,153,152	0.04%
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(Q)	—	4.75%	8.48%	12/12/2031	$987,891	984,425	976,036	0.04%	E
Palmdale Oil Company, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	4.75%	8.48%	12/12/2031	$—	—	(9,160)	—	D/E
Venture Global Calcasieu Pass LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	6.95%	4/2/2033	$720,000	709,518	722,952	0.03%
								2,843,611	2,842,980	0.11%
Pharmaceuticals
Opal Bidco SAS (Opella) (France)	First Lien Term Loan	SOFR(Q)	—	2.50%	6.23%	4/28/2032	$6,471,182	6,493,978	6,474,644	0.25%	C

Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.64%	1/14/2031	$—	(403)	—	—	D/E
Alpine Acquisition Corp II (48Forty)	First Lien Revolver	SOFR(M)	1.00%	5.00%	8.64%	1/14/2031	$—	(8,058)	—	—	D/E
Alpine Acquisition Corp II (48Forty)	First Lien Second Out Term Loan	SOFR(M)	1.00%	5.00%	8.64%	1/14/2031	$439,168	439,168	439,168	0.02%	E
Alpine Acquisition Corp II (48Forty)	First Lien Third Out Term Loan	SOFR(M)	1.00%	5.25%	8.89%	1/14/2031	$569,110	569,110	569,110	0.02%	E
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.90%	10.57%	12/23/2026	$1,286,986	1,282,307	1,257,626	0.04%	E
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.40%	10.14%	12/23/2026	$1,028,162	1,028,162	1,006,521	0.04%	E
								3,310,286	3,272,425	0.12%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Professional Services
Allied Benefit Systems Intermediate, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	8.64%	10/31/2030	$41,462,518	$41,284,915	$41,794,219	1.58%	E
Allied Benefit Systems Intermediate, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.00%	8.64%	10/31/2030	$—	—	41,305	—	E
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.50%	6.00%	9.74%	10/24/2029	$15,007,034	14,807,981	14,016,570	0.53%	E
Applause App Quality, Inc.	First Lien Revolver	SOFR(Q)	1.50%	6.00%	9.68%	10/24/2029	$150,070	137,454	51,024	—	E
Avalon Borrower LLC (Gaming Labs)	First Lien Term Loan	SOFR(Q)	0.75%	4.50%	8.17%	6/18/2033	$14,600,925	14,455,658	14,454,916	0.55%	E
Avalon Borrower LLC (Gaming Labs)	First Lien Term Loan	EURIBOR(Q)	0.75%	4.50%	6.91%	6/18/2033	€16,205,647	18,428,610	18,342,637	0.70%	E/M
Avalon Borrower LLC (Gaming Labs)	First Lien Revolver	SOFR(Q)	0.75%	4.50%	8.17%	6/18/2033	$—	(80,616)	(81,028)	—	D/E
AlixPartners LLP	First Lien Term Loan	SOFR(M)	—	2.00%	5.64%	8/12/2032	$1,492,500	1,480,284	1,485,321	0.06%
Bullhorn, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	—	5.00%	8.64%	9/30/2029	$12,136,269	12,126,635	11,863,203	0.45%	E
Bullhorn, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.64%	10/1/2029	$10,262,184	10,246,657	10,031,285	0.38%	E
Bullhorn, Inc.	First Lien Revolver	SOFR(M)	1.00%	5.00%	8.64%	10/1/2029	$197,141	195,468	137,999	0.01%	E
Bullhorn, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.64%	9/30/2029	$1,400,965	1,398,887	1,369,443	0.05%	E
Corinthia Bidco Limited (Walkers Professional Services) (Cayman Islands)	First Lien Term Loan	SOFR(Q)	0.50%	4.00%	7.66%	6/2/2033	$21,571,506	21,464,913	21,463,648	0.82%	C/E
Corinthia Bidco Limited (Walkers Professional Services) (Cayman Islands)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.50%	4.00%	7.66%	6/2/2033	$—	(93,428)	(94,500)	—	C/D/E
Corinthia Bidco Limited (Walkers Professional Services) (Cayman Islands)	First Lien Revolver	SOFR(Q)	0.50%	4.00%	7.66%	6/2/2033	$378,000	331,304	330,750	0.01%	C/E
Chronicle Parent LLC (Lexitas)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	4/15/2031	$30,479,167	30,235,862	30,174,375	1.15%	E
Chronicle Parent LLC (Lexitas)	First Lien Revolver	SOFR(Q)	1.00%	5.00%	8.67%	4/15/2031	$—	(25,870)	(32,407)	—	D/E
Chronicle Parent LLC (Lexitas)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.67%	4/15/2031	$1,719,619	1,642,009	1,622,397	0.06%	E
Citrin Cooperman Advisors LLC	First Lien Term Loan	SOFR(Q)	—	3.00%	6.73%	3/6/2032	$4,231,640	4,230,817	4,124,347	0.16%
CoreLogic, Inc. (fka First American Corporation)	First Lien Term Loan	SOFR(M)	—	3.61%	7.26%	6/2/2028	$7,115,702	7,085,487	7,044,545	0.27%
DTI Holdco, Inc. (Epiq)	First Lien Term Loan	SOFR(M)	0.75%	4.00%	7.64%	4/26/2029	$21,936,574	21,874,855	20,050,029	0.76%
Element Materials Technology Group US Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.50%	3.50%	7.23%	6/24/2029	$3,731,691	3,736,105	3,756,563	0.14%
Grant Thornton Advisors LLC	First Lien Term Loan	SOFR(M)	—	2.75%	6.39%	6/2/2031	$6,241,170	6,226,557	5,954,482	0.23%
GI Consilio Parent LLC (Skopima Consilio Parent LLC)	First Lien Term Loan	SOFR(M)	0.50%	3.75%	7.39%	5/12/2028	$20,446,746	20,344,553	16,958,020	0.64%
HSI Halo Acquisitions, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.66%	6/28/2031	$6,081,575	6,081,575	6,020,759	0.23%	E
HSI Halo Acquisitions, Inc.	First Lien Revolver	SOFR(Q)	0.75%	5.00%	8.66%	6/28/2031	$—	—	(7,358)	—	D/E
HSI Halo Acquisitions, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.66%	6/28/2031	$546,295	546,295	540,832	0.02%	E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	8.98%	1/16/2030	$4,588,305	4,534,091	4,565,363	0.17%	E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Revolver	SOFR(Q)	1.00%	5.25%	8.98%	1/16/2030	$—	(7,234)	(3,061)	—	D/E
ICIMS, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.25%	9.92%	8/18/2028	$1,152,092	1,144,701	1,060,350	0.04%	E
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	12/20/2031	$5,536,829	5,482,653	5,475,924	0.21%	E
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.67%	12/20/2031	$2,431,164	2,404,729	2,401,486	0.09%	E
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Revolver	SOFR(Q)	0.75%	5.00%	8.67%	12/20/2031	$—	(10,633)	(11,937)	—	D/E
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Delayed Draw Term Loan	SOFR(Q)	—	5.00%	8.67%	12/20/2031	$—	(70,219)	(158,654)	(0.01)%	D/E
OVG Business Services LLC (Oak View)	First Lien Term Loan	SOFR(M)	—	3.00%	6.64%	6/15/2031	$1,819,233	1,819,106	1,823,790	0.07%
Secretariat Advisors LLC	First Lien Term Loan	SOFR(Q)	—	4.00%	7.73%	2/24/2032	$7,260,048	7,231,336	7,137,571	0.27%
Secretariat Advisors LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	4.00%	7.73%	2/24/2032	$—	—	(14,943)	—	D
Vensure Employer Services, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.73%	9/27/2031	$17,835,468	17,742,148	17,752,890	0.67%	E
Vensure Employer Services, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.50%	5.00%	8.73%	9/27/2031	$—	(46,632)	(22,932)	—	D/E
								278,387,013	271,419,223	10.31%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Real Estate Management and Development
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(M)	0.75%	5.25%	8.89%	1/18/2030	$10,119,171	$10,012,762	$10,042,579	0.38%	E
Community Merger Sub Debt LLC (CINC Systems)	First Lien Revolver	SOFR(M)	0.75%	5.25%	8.89%	1/18/2030	$266,363	242,712	251,242	0.01%	E
								10,255,474	10,293,821	0.39%
Road and Rail
Motive Technologies, Inc. (Keep Truckin)	First Lien Term Loan	SOFR(M)	1.00%	7.36%	11.01%	4/8/2027	$44,864,231	44,462,739	44,639,910	1.69%	E
PODS LLC	First Lien Term Loan	SOFR(M)	—	4.50%	8.13%	5/14/2031	$302,000	297,575	294,740	0.01%
								44,760,314	44,934,650	1.70%
Semiconductors and Semiconductor Equipment
Gryphon Debt Merger Sub Inc. (Altera Corporation LLC)	First Lien Term Loan	SOFR(Q)	—	2.75%	6.41%	8/17/2028	$837,900	834,047	839,995	0.03%

Software
Applied Systems, Inc.	First Lien Term Loan	SOFR(Q)	0.50%	2.25%	5.98%	2/24/2031	$486,975	486,974	479,366	0.02%
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	—	2.50%	6.23%	3/26/2032	$460,359	458,469	441,945	0.02%
Barracuda Parent LLC	First Lien Term Loan	SOFR(Q)	—	4.50%	8.16%	8/15/2029	$667,741	659,096	458,237	0.02%
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	4.25%	7.91%	9/12/2029	$17,648,902	17,431,442	17,648,902	0.67%	E
Bluefin Holding, LLC (Allvue)	First Lien Revolver	SOFR(Q)	1.00%	4.25%	7.91%	9/12/2029	$—	(15,875)	—	—	D/E
Boxer Parent Company, Inc.	First Lien Term Loan	SOFR(Q)	—	3.00%	6.67%	7/30/2031	$4,838,622	4,845,965	4,373,413	0.17%
Central Parent LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	6.98%	7/6/2029	$975,131	965,575	643,586	0.02%
Clearwater Analytics Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.50%	8.23%	6/27/2033	$7,475,548	7,438,258	7,438,170	0.28%	E
Clearwater Analytics Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.23%	6/27/2033	$—	(6,906)	(6,922)	—	D/E
Clearwater Analytics Holdings, Inc.	First Lien Revolver	SOFR(Q)	1.00%	4.50%	8.23%	6/27/2033	$—	(4,489)	(4,499)	—	D/E
Clever Devices Ltd.	First Lien Term Loan	SOFR(M)	1.00%	6.00%	9.64%	6/12/2030	$2,181,771	2,145,873	2,181,771	0.08%	E
Clever Devices Ltd.	First Lien Revolver	SOFR(M)	1.00%	6.00%	9.64%	6/12/2030	$618,416	603,153	618,416	0.02%	E
Cloudera, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.85%	7.49%	10/8/2028	$2,052,017	2,038,580	1,601,671	0.06%
Clover Holding 2, LLC (COHESITY)	First Lien Term Loan	SOFR(M)	—	3.75%	7.38%	10/31/2031	$6,756,480	6,761,580	6,466,492	0.25%
Delta Topco, Inc	First Lien Term Loan	SOFR(Q)	—	2.75%	6.40%	12/3/2029	$3,898,968	3,903,775	3,698,542	0.14%
Deepl Se (Germany)	First Lien Term Loan	SOFR(Q)	2.50%	5.00%	8.73%	6/26/2030	$16,895,175	16,701,882	16,692,433	0.63%	C/E
Deepl Se (Germany)	First Lien Delayed Draw Term Loan	SOFR(Q)	2.50%	5.00%	8.73%	6/26/2030	$—	—	(177,399)	(0.01)%	C/D/E
Deepl Se (Germany)	First Lien Delayed Draw Term Loan	SOFR(Q)	2.50%	5.00%	8.73%	6/26/2030	$—	—	20,832	—	C/E
Douglas Holdings, Inc (Docupace)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	9.48%	8/27/2030	$8,550,747	8,461,883	8,071,905	0.31%	E
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	5.75%	9.48%	8/27/2030	$1,858,858	1,839,540	1,754,762	0.07%	E
Douglas Holdings, Inc (Docupace)	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	9.48%	8/27/2030	$1,341,689	1,341,690	1,255,074	0.05%	E
Douglas Holdings, Inc (Docupace)	First Lien Revolver	SOFR(Q)	1.00%	5.75%	9.48%	8/27/2030	$—	(7,727)	(41,638)	—	D/E
Dragos, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.25%	8.98%	6/30/2030	$29,886,213	29,647,255	29,960,929	1.14%	E
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(S)	1.00%	5.25%	8.94%	6/30/2030	$19,924,142	19,764,836	19,973,952	0.76%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Software (Continued)
Dragos, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.25%	8.98%	6/30/2030	$—	$—	$18,288	0.00%	E
Dawn Bidco, LLC	First Lien Term Loan	SOFR(Q)	—	3.00%	6.66%	3/1/2031	$2,333,000	2,308,140	2,134,042	0.08%
Darktrace Finco US LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	6.93%	10/9/2031	$382,098	381,463	350,670	0.01%
Emburse Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.25%	7.98%	4/10/2032	$26,049,261	25,994,300	25,762,719	0.98%	E
Emburse Inc.	First Lien Revolver	SOFR(Q)	0.75%	4.25%	7.98%	5/28/2032	$—	(4,907)	(51,168)	—	D/E
Emburse Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.25%	7.98%	5/28/2032	$—	(9,815)	(51,168)	—	D/E
Epicor Software Corporation (fka Eagle Parent Inc.)	First Lien Term Loan	SOFR(M)	0.75%	2.75%	6.37%	5/30/2031	$4,789,615	4,775,833	4,588,451	0.17%
Flexport Capital, LLC	First Lien Term Loan	SOFR(M)	2.00%	5.50%	9.13%	6/30/2029	$25,317,664	25,126,776	25,089,805	0.95%	E
Flexport Capital, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	2.00%	5.50%	9.13%	6/30/2029	$—	(145,941)	(174,245)	(0.01)%	D/E
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.67%	5/22/2029	$4,036,148	4,004,842	4,020,003	0.15%	E
Fusion Risk Management, Inc.	First Lien Revolver	SOFR(M)	1.00%	6.00%	9.65%	5/22/2029	$198,294	192,443	196,464	0.01%	E
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.48%	7/13/2027	$9,774,046	9,730,728	8,943,252	0.34%	E
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.48%	7/13/2027	$1,004,433	999,981	919,056	0.03%	E
FirstUp, Inc	First Lien Revolver	SOFR(Q)	1.00%	6.75%	10.48%	7/13/2027	$—	(4,027)	(77,227)	—	D/E
Finastra USA Inc.	First Lien Term Loan	SOFR(S)	—	4.00%	7.75%	7/30/2032	$828,411	820,820	765,866	0.03%
Freedom Bidco Limited (Ireland)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.28%	9.94%	12/31/2028	$20,829,384	20,629,236	20,569,183	0.78%	C/E
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.13% PIK	10.36%	7/9/2029	$3,900,905	3,866,810	3,785,247	0.14%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.13% PIK	10.36%	7/9/2029	$1,127,100	1,118,965	1,093,683	0.04%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.50% Cash + 4.13% PIK	10.28%	7/7/2029	$811,864	803,797	787,793	0.03%	E
GTY Technology Holdings Inc.	First Lien Revolver	SOFR(Q)	1.00%	6.00%	9.73%	7/9/2029	$380,189	369,647	348,877	0.01%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	—	2.50% Cash + 4.13% PIK	10.28%	7/7/2029	$346,840	343,163	336,557	0.01%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	—	2.50% Cash + 4.13% PIK	10.36%	7/7/2029	$206,365	204,621	200,246	0.01%	E
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.66%	3/10/2031	$13,259,664	13,104,161	13,392,261	0.51%	E
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.66%	3/10/2031	$—	(25,244)	28,701	—	D/E
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Revolver	SOFR(Q)	1.00%	5.00%	8.74%	3/10/2031	$478,343	444,684	478,343	0.02%	E
Genesys Cloud Services Inc.	First Lien Term Loan	SOFR(M)	—	2.50%	6.14%	1/23/2032	$599,029	596,613	575,152	0.02%
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	9.89%	9/30/2030	$14,907,315	14,749,516	14,564,447	0.55%	C/E
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Revolver	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	9.89%	9/30/2030	$—	(18,228)	(43,065)	—	C/D/E
Hyphen Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	4.50%	8.14%	8/6/2032	$—	(13,980)	(83,429)	—	D/E
Hyphen Solutions, LLC	First Lien Revolver	SOFR(M)	1.00%	4.50%	8.14%	8/6/2032	$—	(16,776)	(50,057)	—	D/E
Hyphen Solutions, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.50%	8.14%	8/6/2032	$34,481,816	34,331,590	34,033,553	1.28%	E
JOBVITE, Inc. (Employ, Inc.)	First Lien Last Out Term Loan	SOFR(Q)	0.75%	7.50%	11.16%	8/5/2028	$2,321,515	2,300,794	1,836,961	0.07%	E
IQN Holding Corporation (Beeline)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	8.95%	5/2/2029	$38,966,789	38,695,651	38,434,971	1.46%	E
IVXS UK Limited (ComplyAdvantage) (United Kingdom)	First Lien Term Loan (4.5% Exit Fee)	SOFR(Q)	4.00%	5.75%	9.75%	5/19/2029	$9,466,533	9,397,721	9,286,669	0.35%	C/E/H

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Software (Continued)
IVXS UK Limited (ComplyAdvantage) (United Kingdom)	First Lien Delayed Draw Term Loan (4.5% Exit Fee)	SOFR(Q)	4.00%	5.75%	9.75%	5/27/2029	$3,155,511	$3,132,574	$3,095,556	0.12%	C/E/H
ION Platform Finance US Inc.	First Lien Term Loan	SOFR(Q)	—	3.75%	7.48%	9/30/2032	$1,697,745	1,676,657	1,228,743	0.05%
Kaseya, Inc.	First Lien Term Loan	SOFR(M)	—	3.25%	6.91%	3/20/2032	$2,450,291	2,449,842	1,907,135	0.07%
Logicmonitor Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.16%	11/19/2031	$36,628,138	36,316,545	35,309,526	1.34%	E
Logicmonitor Inc.	First Lien Revolver	SOFR(Q)	0.75%	5.50%	9.16%	11/19/2031	$—	(14,298)	(66,834)	—	D/E
Logicmonitor Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.50%	9.13%	10/7/2032	$—	(36,976)	(391,969)	(0.01)%	D/E
MH Sub I, LLC (Micro Holding Corp.)	First Lien Term Loan	SOFR(M)	—	4.25%	7.89%	12/11/2031	$2,380,308	2,366,328	2,069,083	0.08%
MH Sub I, LLC (Micro Holding Corp.)	First Lien 2023 Incremental Term Loan	SOFR(M)	1.00%	4.25%	7.89%	5/3/2028	$1,071,337	1,070,936	1,044,104	0.04%
Mitchell International Inc.	First Lien Term Loan	SOFR(M)	—	3.00%	6.64%	1/22/2031	$3,033,931	3,026,256	2,896,858	0.11%
Onward Acquireco Inc (Onestream Inc)	First Lien Delayed Draw Term Loan	SOFR(M)	—	2.38% Cash + 2.68% PIK	8.69%	4/1/2033	$—	(39,917)	(44,150)	—	D/E
Onward Acquireco Inc (Onestream Inc)	First Lien Revolver	SOFR(M)	—	2.38% Cash + 2.68% PIK	8.69%	4/1/2033	$—	(16,636)	(18,399)	—	D/E
Onward Acquireco Inc (Onestream Inc)	First Lien Term Loan	SOFR(M)	—	2.38% Cash + 2.68% PIK	8.69%	4/1/2033	$12,961,709	12,868,608	12,858,015	0.49%	E
Planview Parent, Inc.	First Lien Term Loan	SOFR(Q)	—	3.50%	7.23%	12/17/2027	$3,245,781	3,237,784	2,806,692	0.11%
Project Boost Purchaser, LLC (JD Power, AutoData Inc.)	First Lien Term Loan	SOFR(Q)	—	2.75%	6.48%	7/2/2031	$4,806,810	4,809,015	4,689,380	0.18%
Ping Identity Holding Corp	First Lien Term Loan	SOFR(M)	—	2.75%	6.38%	11/15/2032	$1,652,858	1,656,989	1,612,917	0.06%
Proofpoint, Inc.	First Lien Term Loan	SOFR(Q)	—	3.00%	6.73%	8/21/2028	$5,036,434	5,028,197	4,871,692	0.19%
Polaris Newco, LLC	First Lien Term Loan	SOFR(Q)	0.50%	4.26%	7.93%	6/2/2028	$2,905,433	2,905,930	2,532,404	0.10%
Qlik Technologies Inc. (Project Alpha)	First Lien Term Loan	SOFR(Q)	—	3.25%	6.98%	10/28/2030	$996,732	998,548	728,113	0.03%
RealPage, Inc.	First Lien Term Loan	SOFR(Q)	—	3.75%	7.45%	4/24/2028	$1,592,365	1,596,131	1,501,369	0.06%
Shackleton Bidco Inc. (Payworks) (Canada)	First Lien Revolver	CORRA(M)	0.75%	4.50%	6.76%	11/5/2032	CAD$—	(34,607)	(107,136)	—	C/D/E/M
Shackleton Bidco Inc. (Payworks) (Canada)	First Lien Delayed Draw Term Loan	CORRA(M)	0.75%	4.50%	6.76%	11/5/2032	CAD$—	(138,426)	(428,543)	(0.02)%	C/D/E/M
Shackleton Bidco Inc. (Payworks) (Canada)	First Lien Term Loan	CORRA(M)	0.75%	4.50%	6.76%	11/5/2032	CAD$43,064,004	30,333,379	29,503,585	1.12%	C/E/M
Sophia, L.P. (Ellucian)	First Lien Term Loan	SOFR(M)	0.50%	2.50%	6.14%	10/7/2029	$1,764,032	1,763,674	1,706,595	0.06%
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	5.40%	9.13%	6/30/2028	$1,011,184	1,003,800	993,704	0.04%	E
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.40%	9.13%	6/30/2028	$566,263	563,173	558,949	0.02%	E
Cloud Software Group, Inc. (TIBCO Software Inc.)	First Lien Term Loan	SOFR(M)	—	3.25%	6.98%	8/13/2032	$1,745,766	1,742,216	1,536,274	0.06%
Cloud Software Group, Inc. (TIBCO Software Inc.)	First Lien Term Loan	SOFR(M)	—	3.25%	6.98%	8/7/2032	$550,000	500,500	477,615	0.02%
UKG Inc.	First Lien Term Loan	SOFR(Q)	—	2.25%	5.91%	1/30/2031	$1,038,767	1,015,972	980,690	0.04%
Xplor T1, LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	6.91%	10/28/2032	$1,443,095	1,440,598	1,327,647	0.05%	E
								461,736,998	450,740,456	17.13%
Specialty Retail
Eg America LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	6.92%	2/10/2031	$668,000	664,784	671,236	0.03%
Mavis Tire Express Services Topco Corp	First Lien Term Loan	SOFR(S)	0.75%	3.00%	6.67%	5/4/2028	$5,607,272	5,603,334	5,605,506	0.21%
Pug LLC	First Lien Term Loan	SOFR(M)	—	4.75%	8.39%	3/15/2030	$2,154,161	2,152,400	2,170,985	0.08%
RVR Dealership Holdings LLC	First Lien Term Loan	SOFR(Q)	—	4.50%	8.17%	2/26/2033	$748,125	740,953	725,307	0.03%
Speedster Bidco GMBH (Germany)	First Lien Term Loan	SOFR(Q)	—	2.75%	6.48%	12/10/2031	$2,898,919	2,917,051	2,878,395	0.11%	C
								12,078,522	12,051,429	0.46%
Trading Companies and Distributors
BCPE Empire Holdings, Inc.	First Lien Term Loan	SOFR(M)	—	3.25%	6.89%	12/11/2030	$1,201,379	1,198,913	1,187,119	0.05%
BCPE Empire Holdings, Inc.	First Lien Term Loan	SOFR(M)	—	3.50%	7.14%	12/29/2032	$1,870,313	1,861,450	1,850,834	0.07%
FCG Acquisitions, Inc.	First Lien Term Loan	SOFR(M)	—	3.25%	6.89%	2/28/2033	$51,870	51,870	52,125	—

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Trading Companies and Distributors (Continued)
Veritiv Corp.	First Lien Term Loan	SOFR(Q)	—	4.00%	7.73%	11/17/2030	$392,494	$391,036	$371,953	0.01%
White Cap Supply Holdings, LLC	First Lien Tranche B Term Loan	SOFR(M)	—	3.25%	6.89%	10/19/2029	$7,758,540	7,734,508	7,755,980	0.30%
								11,237,777	11,218,011	0.43%
Textiles, Apparel and Luxury Goods
Beach Acquisition Bidco LLC	First Lien Term Loan	SOFR(M)	—	2.75%	6.39%	6/25/2032	$579,094	577,808	582,922	0.02%
WH Borrower, LLC (WHP)	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	8.14%	2/20/2032	$26,514,715	26,407,659	26,596,115	1.01%
								26,985,467	27,179,037	1.03%
Technology Hardware, Storage and Peripherals
Composecure Holdings LLC	First Lien Term Loan	SOFR(M)	—	2.25%	5.92%	1/14/2033	$864,000	862,988	860,423	0.03%
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.50%	9.17%	4/25/2031	$12,800,000	12,744,330	12,800,000	0.49%	C/E
								13,607,318	13,660,423	0.52%
Transportation Infrastructure
Brown Group Holding, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.14%	6/7/2028	$1,230,630	1,237,769	1,235,189	0.05%
KKR Apple Bidco, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.14%	9/23/2031	$329,523	329,523	330,212	0.01%
								1,567,292	1,565,401	0.06%
Wireless Telecommunication Services
Digicel International Finance Ltd (Jamaica)	First Lien Term Loan	SOFR(Q)	—	4.50%	8.23%	4/23/2033	$70,649	70,649	71,179	—	C
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.98%	6/11/2029	$43,579,513	43,098,409	42,930,614	1.63%	C/E
								43,169,058	43,001,793	1.63%

Total Debt Investments - 153.4% of Net Assets								2,553,301,635	2,513,785,262	95.51%

Equity Securities

Media
Streamland Media Holdings LLC	Common Units						$12,363	645,215	—	—	E/I/J

Paper and Forest Products
48forty Intermediate Holdings, Inc.	Class A-1 Common Units						$285	—	—	—	E/I/J
48forty Intermediate Holdings, Inc.	Preferred Units						$285	1,087,468	948,157	0.04%	E/I/J
								1,087,468	948,157	0.04%

Total Equity Securities - 0.1% of Net Assets								1,732,683	948,157	0.04%

Total Investments - 153.5% of Net Assets								$2,555,034,318	$2,514,733,419	95.55%

Cash and Cash Equivalents - 7.2% of Net Assets									117,174,448	4.45%

Total Cash and Investments - 160.7% of Net Assets									$2,631,907,867	100.00%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

June 30, 2026

Notes to Schedule of Investments:

(A)
Debt investments include investments in bank debt that generally are bought and sold among institutional investors in transactions not subject to registration under the Securities Act of 1933 (the “Securities Act”). Such transactions are generally subject to contractual restrictions, such as approval of the agent or borrower. Unless otherwise indicated, investments held by the Fund are denominated in U.S. dollars.
(B)
100.0% of the fair value of total senior secured loans in the Fund’s portfolio bear interest at a floating rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), Euro Interbank Offered Rate (“EURIBOR” or "E"), Canadian Overnight Repo Rate Average (“CORRA” or "C"), or other base rate (commonly the Federal Funds Rate or the Prime Rate, “P”). In addition, 80.2% of the fair value of such senior secured loans have floors of 0.50% to 4.00%, with a weighted average of 0.89%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at June 30, 2026 of all contracts within the specified loan facility. SOFR, EURIBOR, and CORRA reset daily (D), monthly (M), quarterly (Q) or semiannually (S).
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
(M)
The Fund had investments in foreign currency with principal denominated in Euros ("EUR" or "€"), or Canadian Dollars ("CAD" or "CAD$"). Cost and fair value are converted from foreign currency into U.S. dollars.

Aggregate acquisitions and aggregate dispositions of investments totaled $463,971,572 and $163,032,317, respectively, for the six months ended June 30, 2026. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on investments. The total value of restricted securities and bank debt as of June 30, 2026 was $2,514,733,419 or 95.6% of total cash and investments of the Fund. As of June 30, 2026, approximately 13.6% of the total assets of the Fund were not qualifying assets under Section 55(a) of the 1940 Act.

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

June 30, 2026

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

June 30, 2026

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

2. Summary of Significant Accounting Policies (Continued)

At June 30, 2026, the Fund’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Broadly Syndicated Loans(1)	Middle Market Loans(2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs(3)	440,085,734	225,908,796	—	665,994,530
3	Valuation sources that employ significant unobservable inputs	4,845,327	1,842,945,405	948,157	1,848,738,889
Total		$444,931,061	$2,068,854,201	$948,157	$2,514,733,419

______________________

(1)
Includes senior secured loans that are broadly syndicated
(2)
Includes other senior secured loans
(3)
For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of June 30, 2026 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1)
Broadly Syndicated Loans	$4,845,327	Market Quotations	Indicative bid/ask quotes	1 (1)
Middle Market Loans	1,689,980,215	Income Approach	Discount rate	8.3% - 27.0% (10.1%)
	5,852,979	Market Comparable Companies	EBITDA Multiple	7.5x - 7.6x (7.6x)
	351,727	Market Comparable Companies	Revenue Multiple	0.8x (0.8x)
	60,980,176	Market Quotations	Indicative bid/ask quotes	1 (1)
	85,780,308	Transaction Approach	N/A	N/A
Equity Securities	948,157	Market Comparable Companies	EBITDA Multiple	9.8x (9.8x)
	—	Market Comparable Companies	Revenue Multiple	0.8x (0.8x)
	$1,848,738,889

______________________

(1)
Representing the weighted average of each significant unobservable input range at the investment level by fair value.

During the six months ended June 30, 2026, four senior debt positions with an aggregate fair value of $17.7 million transitioned from a transaction price approach to an income approach, four senior debt positions with an aggregate fair value of $5.9 million transitioned from an income approach to an expected recovery valuation model, and three senior debt positions with an aggregate fair value of $1.8 million transitioned from an expected recovery valuation model to an income approach. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 for the three months ended June 30, 2026 were as follows:

	Independent Third-Party Valuation
	Broadly Syndicated Loans	Middle Market Loans	Equity Securities	Total
Beginning balance	$15,681,202	$1,738,940,294	$1,041,809	$1,755,663,305
Net realized and unrealized gains (losses)	(60,498)	(8,159,231)	(93,652)	(8,313,381)
Acquisitions(1)	886,371	221,128,046	—	222,014,417
Dispositions	(986,968)	(36,581,547)	—	(37,568,515)
Transfers into Level 3(2)	1,179,173	—	—	1,179,173
Transfers out Level 3(3)	(11,853,953)	(72,382,157)	—	(84,236,110)
Ending balance	$4,845,327	$1,842,945,405	$948,157	$1,848,738,889

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(62,409)	$(8,252,455)	$(93,652)	$(8,408,516)

______________________

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of one investment that was transferred from Level 2 to Level 3 due to decreased observable market activity.
(3)
Comprised of twelve investments that were transferred from Level 3 to Level 2 due to increased observable market activity.

Changes in investments categorized as Level 3 for the six months ended June 30, 2026 were as follows:

	Independent Third-Party Valuation
	Broadly Syndicated Loans	Middle Market Loans	Equity Securities	Total
Beginning balance	$5,489,499	$1,634,436,928	$—	$1,639,926,427
Net realized and unrealized gains (losses)	(110,889)	(22,159,066)	(139,311)	(22,409,266)
Acquisitions(1)	2,386,760	396,894,888	1,087,468	400,369,116
Dispositions	(1,152,054)	(95,459,912)	—	(96,611,966)
Transfers into Level 3(2)	1,133,801	—	—	1,133,801
Transfers out Level 3(3)	(2,901,790)	(70,767,433)	—	(73,669,223)
Ending balance	$4,845,327	$1,842,945,405	$948,157	$1,848,738,889

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(111,945)	$(20,826,523)	$(139,311)	$(21,077,779)

______________________

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of one investment that was transferred from Level 2 to Level 3 due to decreased observable market activity.
(3)
Comprised of seven investments that were transferred from Level 3 to Level 2 due to increased observable market activity.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

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

June 30, 2026

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

June 30, 2026

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At June 30, 2026, included in cash and cash equivalents was $74.4 million (4.5% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 3.50%. At December 31, 2025, included in cash and cash equivalents was $201.4 million (12.8% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 3.63%.

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

Foreign Currency Investments

The Fund may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 5.7% and 2.3% of total investments at June 30, 2026 and December 31, 2025, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at June 30, 2026 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

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

June 30, 2026

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

June 30, 2026

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

June 30, 2026

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

For the three months ended June 30, 2026 and 2025, the Investment Adviser earned $5.1 million and $2.6 million in management fees, respectively. For the six months ended June 30, 2026 and 2025, the Investment Adviser earned $10.1 million and $4.7 million in management fees, respectively.

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

The Investment Adviser has agreed to waive any portion of the income component of the Incentive Fee attributable to the inclusion of Expense Payments (as set forth in the Expense Support and Conditional Reimbursement Agreement (as defined below)) in the calculation of (i) aggregate net investment income before incentive compensation or (ii) total return.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

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

For the three months ended June 30, 2026, the Investment Adviser earned $5.4 million and waived $(1.1) million in incentive fees. For the three months ended June 30, 2025, the Investment Adviser earned $2.6 million in incentive fees. For the six months ended June 30, 2026, the Investment Adviser earned $10.9 million and waived $(2.3) million in incentive fees. For the six months ended June 30, 2025, the Investment Adviser earned $4.8 million in incentive fees. For the three and six months ended June 30, 2026, the Fund did not accrue any incentive fees on capital gains on a liquidation basis (but not payable) under GAAP. For the three months ended June 30, 2025, the Fund did not accrue any incentive fees on capital gains on a liquidation basis (but not payable) under GAAP. For the six months ended June 30, 2025, the Fund reversed the $0.5 million accrual reserve for incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP on a cumulative basis.

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

June 30, 2026

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

For the three months ended June 30, 2026, the Fund accrued distribution and shareholder servicing fees of $249,268 and $1,441, respectively, which were attributable to Class S and Class D shares. For the six months ended June 30, 2026, the Fund accrued distribution and shareholder servicing fees of $498,062 and $2,863, respectively, which were attributable to Class S and Class D shares. For the three months ended June 30, 2025, the Fund accrued distribution and shareholder servicing fees of $164,293 and $2,668, which were attributable to Class S and Class D shares, respectively. For the six months ended June 30, 2025, the Fund accrued distribution and shareholder servicing fees of $286,140 and $4,836, respectively, which were attributable to Class S and Class D shares.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

3. Management Fees, Incentive Fees and Other Expenses (Continued)

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

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Fund’s commencement of the Expense Support and Conditional Reimbursement Agreement:

For the Quarter ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
September 30, 2025	$3,096,173	$—	$3,096,173
December 31, 2025	$7,682,911	$—	$7,682,911
March 31, 2026	$10,208,957	$—	$10,208,957
June 30, 2026	$8,586,633	$—	$8,586,633
Total	$29,574,674	$—	$29,574,674

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

4. Debt (Continued)

Total debt outstanding and available at June 30, 2026 was as follows:

	Maturity	Rate	Carrying Value	Available	Total Capacity
Credit Facility	2036	SOFR+1.90%(1)	$260,000,000	$390,000,000	$650,000,000
Revolving Credit Facility	2030	SOFR+1.88%(2)	144,266,304	220,733,696	365,000,000	(3)
SG Revolving Credit Facility	2027	SOFR+1.25%	200,000,000	—	200,000,000
BMO Revolving Credit Facility	2031	SOFR+1.50%	50,000,000	150,000,000	200,000,000
Tranche A Notes	2027	7.14%	70,000,000	—	70,000,000
Tranche B Notes	2030	7.33%	55,000,000	—	55,000,000
Promissory Notes	2055	12.00%	110,000	—	110,000
2025A Tranche B Notes	2030	6.14%	150,000,000	—	150,000,000
2025A Tranche A Notes	2028	5.78%	50,000,000	—	50,000,000
Total leverage			$979,376,304	760,733,696	1,740,110,000
Unamortized issuance costs			(1,705,244)
Debt, net of unamortized issuance costs			$977,671,060

(1) The outstanding amount was subject to a SOFR credit adjustment of 0.20%.

(2) As of June 30, 2026, $76.6 million of the outstanding amount bore interest at a rate of EURIBOR + 1.88%. $67.7 million of the outstanding amount bore interest at a rate of CORRA + 1.88%, and was subject to a CORRA credit spread adjustment of 0.30%.

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

The combined weighted-average interest rate excluding fees on total debt outstanding at June 30, 2026 and December 31, 2025 was 5.52% and 5.91%. Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of June 30, 2026 and December 31, 2025, the estimated fair value of the outstanding debt approximated their carrying value.

Total expenses related to debt included the following:

	For the Six Months Ended June 30,
	2026	2025
Interest expense	$25,608,014	$16,343,494
Amortization of deferred debt issuance costs	1,317,218	532,062
Commitment fees	1,753,720	621,703
Total	$28,678,952	$17,497,259

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

4. Debt (Continued)

Credit Facility

On June 3, 2022, BlackRock Private Credit Fund Leverage I, LLC (the “Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Fund, established a $200.0 million combined revolving credit and term loan facility with PNC Bank, National Association as facility agent through a Credit and Security Agreement dated June 3, 2022 (the "Credit and Security Agreement") (the “Credit Facility”). The Credit Facility matures on June 3, 2032 and generally bears interest at three-month Term SOFR, plus (a) 1.55% if the aggregate balance of “Middle Market Loans” (as defined in the Credit and Security Agreement) is less than or equal to 25%, (b) 1.65% if the aggregate balance of Middle Market Loans is above 25% and less than or equal to 50%, (c) 1.80% if the aggregate balance of Middle Market Loans is above 50% and less than or equal to 75%, or (d) 1.90% if the aggregate balance of Middle Market Loans is above 75%.

On September 8, 2023, the Borrower entered into Amendment No. 1 to the Credit Facility (the “Amendment”). The Amendment extended the term commitment termination date under the Credit Facility with respect to term commitments entered into on the closing date to December 8, 2023. The Credit Facility is secured by all of the assets held by the Borrower. Under the Credit Facility, the Borrower has made certain customary representations and warranties, and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature. Borrowings under the Credit Facility are considered borrowings of the Fund for purposes of complying with the asset coverage requirements under the 1940 Act. On December 15, 2023, the Borrower entered into Amendment No. 2 to the Credit Facility (the "Second Amendment"). The Second Amendment increased the total revolving commitments from $50.0 million to $75.0 million, increased total term commitments from $150.0 million to $225.0 million. The Second Amendment increased the facility margin level with (a) 1.62% if the aggregate balance of “Middle Market Loans” (as defined in the Credit and Security Agreement) is less than or equal to 25%, (b) 1.77% if the aggregate balance of Middle Market Loans is above 25% and less than or equal to 50%, (c) 1.96% if the aggregate balance of Middle Market Loans is above 50% and less than or equal to 75%, or (d) 2.12% if the aggregate balance of Middle Market Loans is above 75%.

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

On May 2, 2025, the Borrower entered into Amendment No. 1 to the First Amended and Restated Credit and Security Agreement (the “Credit Facility Amendment”). Pursuant to the Credit Facility Amendment, under the Credit Facility, the total revolving commitments increased from $125.0 million to $150.0 million, and the total term commitments increased from $325.0 million to $500.0 million. The Credit Facility Amendment modified certain other terms of the Credit Facility, including extending the prepayment lockout period until the first anniversary of the closing date of the Credit Facility Amendment.

On December 12, 2025, the Borrower entered into Amendment No. 2 to the First Amended and Restated Credit and Security Agreement to extend the commitment period for certain undrawn term loan commitments to May 2, 2026.

On June 3, 2026, the Borrower entered into Amendment No. 3 to the First Amended and Restated Credit and Security Agreement (the "Third Amendment"). The Third Amendment modified certain terms of the Credit Facility, including (i) updating the facility margin level from a tiered rate structure to a flat facility margin of 0.70% per annum for Base Rate Advances (as defined in the Third Amendment) and 1.70% per annum for all other advances, (ii) extending the final maturity date to June 3, 2036, (iii) extending the reinvestment period from June 3, 2026 to June 3, 2028, (iv) revising the term commitment termination date, and (v) revising the prepayment lockout period to June 3, 2026 through June 3, 2027.

4. Debt (Continued)

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

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

SG Revolving Credit Facility

On May 28, 2025, BlackRock Private Credit Fund Leverage II, LLC (the “SG Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Fund, established the SG Revolving Credit Facility, a $200.0 million revolving credit facility with Societe Generale as Administrative agent. The SG Revolving Credit Facility matures on May 29, 2027 and generally bears interest at term SOFR plus, for a period of 1 year from the date of entry into the SG Revolving Credit Facility, 1.15% and, thereafter 1.25%. The proceeds of the SG Revolving Credit Facility were used to acquire a portfolio of broadly syndicated leveraged loans (the “SG Portfolio Assets”). Pursuant to a collateral management agreement between the SG Borrower and the Fund, the Fund was responsible for the selection, management and reporting of the SG Portfolio Assets. The SG Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the SG Borrower of additional indebtedness and on the SG Borrower’s ability to make distributions, as well as customary events of default. As of June 30, 2026, the SG Borrower was in full compliance with such covenants.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

4. Debt (Continued)

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

June 30, 2026

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

The Consolidated Schedule of Investments include certain revolving loan facilities and other commitments with unfunded balances at June 30, 2026 and December 31, 2025 as follows:

		Unfunded Balances
Issuer	Maturity Date	June 30, 2026 (Unaudited)	December 31, 2025
Alcami Corporation	12/21/2028	N/A	$104,876
Alcami Corporation	12/21/2029	224,908	N/A
AmeriLife Holdings, LLC	8/31/2029	2,559,820	3,119,196
AmeriLife Holdings, LLC	8/31/2028	1,452,819	1,614,244
Applause App Quality, Inc.	10/24/2029	1,350,633	1,200,563
Anthracite Buyer, Inc. (Coalfire)	12/3/2032	4,287,989	4,287,989
Allied Benefit Systems Intermediate, LLC	10/31/2030	5,163,116	5,163,116
Alpine Acquisition Corp II (48Forty)	1/14/2031	44,371	N/A
Alpine Acquisition Corp II (48Forty)	1/14/2031	177,483	N/A
Azuria Water Solutions Inc	1/26/2033	253,518	N/A
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	1/14/2033	5,982,806	N/A
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	1/14/2033	4,387,392	N/A
As1 Sports Bidco Ltd (United Kingdom)	3/25/2033	6,519,951	N/A
As1 Sports Bidco Ltd (United Kingdom)	3/27/2032	3,259,975	N/A
Advanced Cooling Technologies Inc.	5/19/2033	4,906,143	N/A
Avalon Borrower LLC (Gaming Labs)	6/18/2033	8,102,824	N/A
Bluefin Holding, LLC (Allvue)	9/12/2029	1,190,668	1,190,668
Bullhorn, Inc.	10/1/2029	1,281,416	1,281,416
Bullhorn, Inc.	9/30/2029	N/A	1,124,030
Bynder Bidco B.V. (Netherlands)	1/26/2029	171,174	171,174
Bynder Bidco, Inc. (Netherlands)	1/26/2029	47,160	47,160
Beekeeper Buyer Inc. (Archway)	6/30/2031	1,452,291	1,452,291
Brown & Settle, Inc.	5/16/2030	N/A	612,946
Chronicle Parent LLC (Lexitas)	4/15/2031	8,002,603	8,925,000
Chronicle Parent LLC (Lexitas)	4/15/2031	3,240,741	3,240,741
Civicplus LLC	8/24/2030	2,546,218	2,546,218
Civicplus LLC	8/23/2030	698,657	698,657
Cherry Bekaert Advisory, LLC	6/28/2030	N/A	447,254
Cherry Bekaert Advisory, LLC	6/28/2030	N/A	3,627,369
Clever Devices Ltd.	6/12/2030	309,208	432,891
Clydesdale Acquisition Holdings, Inc	4/13/2029	N/A	4,852

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

5. Commitments and Contingencies (Continued)

		Unfunded Balances (Continued)
Issuer	Maturity Date	June 30, 2026 (Unaudited)	December 31, 2025
Cohnreznick Advisory LLC	3/26/2032	$1,337,641	$3,357,941
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	1,731,362	1,997,725
Compsych Holdings Corp	7/22/2031	3,737,596	3,737,596
Crewline Buyer, Inc. (New Relic)	11/8/2030	995,744	995,744
CP Iris Holdco I, Inc	10/27/2032	96,409	324,100
Coreweave Financing DDTL V LLC	11/6/2031	1,464,429	N/A
Corinthia Bidco Limited (Walkers Professional Services) (Cayman Islands)	6/2/2033	18,900,000	N/A
Corinthia Bidco Limited (Walkers Professional Services) (Cayman Islands)	6/2/2033	9,072,000	N/A
Clearwater Analytics Holdings, Inc.	6/27/2033	1,384,361	N/A
Clearwater Analytics Holdings, Inc.	6/27/2033	899,835	N/A
DNAnexus, Inc	12/18/2029	N/A	16,793,184
Douglas Holdings, Inc (Docupace)	8/27/2030	N/A	1,635,795
Douglas Holdings, Inc (Docupace)	8/27/2030	205,005	281,657
Douglas Holdings, Inc (Docupace)	8/27/2030	743,543	743,543
Deepl Se (Germany)	6/26/2030	14,783,278	14,783,278
Deepl Se (Germany)	6/26/2030	4,166,336	4,166,336
Dragos, Inc.	6/30/2030	N/A	19,924,142
Dragos, Inc.	6/30/2030	7,315,247	7,315,247
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	3,641,447	3,641,447
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	1,213,816	1,213,816
Emburse Inc.	5/28/2032	4,651,654	4,651,654
Emburse Inc.	5/28/2032	4,651,654	4,651,654
Express Wash Acquisition Company, LLC (Whistle)	4/10/2031	1,274,611	1,274,611
e-Discovery Acquireco, LLC (Reveal)	8/23/2029	672,678	672,678
EdgeCo Buyer, Inc.	6/1/2028	97,613	585,680
EdgeCo Buyer, Inc.	6/1/2028	N/A	917,566
FirstUp, Inc	7/13/2027	908,548	908,548
Flexport Capital, LLC	6/30/2029	19,360,567	19,360,567
Fusion Holding Corp. (Finalsite)	9/15/2028	269,071	167,010
Fusion Risk Management, Inc.	5/22/2029	259,307	335,574
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	2,870,057	2,870,057
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	2,391,714	2,583,051
GC Champion Acquisition LLC (Numerix)	8/19/2028	3,682,906	3,682,906
GC Waves Holdings, Inc. (Mercer)	10/4/2030	831,419	831,419
GTY Technology Holdings Inc.	7/9/2029	675,891	1,056,080
GC Waves Holdings, Inc. (Mercer)	10/4/2030	19,304,066	28,606,431
Griffon Bidco Inc. (Layerzero)	7/31/2031	4,597,405	4,597,405
Griffon Bidco Inc. (Layerzero)	7/31/2031	4,597,405	4,597,405
Higginbotham Insurance Agency, Inc.	6/11/2031	7,860,000	12,000,000
Higginbotham Insurance Agency, Inc.	12/10/2027	N/A	345,585

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

5. Commitments and Contingencies (Continued)

		Unfunded Balances (Continued)
Issuer	Maturity Date	June 30, 2026 (Unaudited)	December 31, 2025
Honey Intermediate, Inc. (iLobby) (Canada)	9/30/2030	$1,872,401	$1,872,401
HSI Halo Acquisitions, Inc.	6/28/2031	N/A	551,868
HSI Halo Acquisitions, Inc.	6/28/2031	735,825	735,825
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	N/A	1,020,417
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	612,250	612,250
Hyphen Solutions, LLC	8/6/2032	6,417,610	6,417,610
Hyphen Solutions, LLC	8/6/2032	3,850,566	3,850,566
Hobbs & Associates, LLC	7/23/2031	N/A	414,167
Integrity Marketing Acquisition, LLC	8/25/2028	2,709,613	2,709,613
Integrity Marketing Acquisition, LLC	8/25/2028	4,184,623	4,184,623
Intercept Bidco, Inc.	6/3/2030	N/A	2,591,349
Intercept Bidco, Inc.	6/3/2030	1,727,566	1,727,566
IVXS UK Limited (ComplyAdvantage) (United Kingdom)	5/19/2029	N/A	3,155,511
IvyRehab Intermediate II, LLC	4/23/2029	13,027,863	21,548,457
JF Acquisition, LLC (JF Petroleum)	6/18/2030	4,505,216	6,723,169
JF Acquisition, LLC (JF Petroleum)	6/18/2030	4,158,661	4,158,661
June Purchaser LLC	11/28/2031	107,836	N/A
Kaman Corporation	2/26/2032	N/A	494,807
Kaman Corporation	2/26/2032	440,072	N/A
Kid Distro Holdings, LLC	10/1/2029	1,546,384	1,546,384
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	266,865	1,700,161
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	1,085,209	1,085,209
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	14,423,077	N/A
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	N/A	1,594,443
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	606,845	689,596
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	3,378,209	N/A
Logicmonitor Inc.	11/19/2031	1,856,512	1,856,512
Logicmonitor Inc.	10/7/2032	10,888,019	10,888,019
Lucky US BuyerCo, LLC (Global Payments)	3/30/2029	35,720	37,679
Madison Logic Holdings, Inc.	12/30/2027	85,805	85,805
MRO Parent Corporation	6/9/2032	3,022,672	3,022,672
MRO Parent Corporation	6/9/2032	3,022,672	3,022,672
Modigent, LLC (Pueblo)	8/23/2027	1,021,491	1,021,491
Mpulse Mobile Inc.	8/26/2032	3,821,067	3,821,067
Mpulse Mobile Inc.	8/26/2032	5,731,601	5,731,601
MB2 Dental Solutions LLC	2/13/2031	13,806,148	N/A
Oak Funding LLC	12/2/2032	1,706,111	1,706,111
Onward Acquireco Inc (Onestream Inc)	4/1/2033	5,518,735	N/A
Onward Acquireco Inc (Onestream Inc)	4/1/2033	2,299,933	N/A
Payroc, LLC	11/1/2027	63,273	166,509

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

5. Commitments and Contingencies (Continued)

		Unfunded Balances (Continued)
Issuer	Maturity Date	June 30, 2026 (Unaudited)	December 31, 2025
PMA Parent Holdings, LLC	1/31/2031	$5,032,725	$5,032,725
Pye-Barker Fire & Safety LLC	12/16/2032	246,600	126,750
Palmdale Oil Company, LLC	12/12/2031	N/A	228,988
Palmdale Oil Company, LLC	12/12/2031	763,292	763,292
Palmdale Oil Company, LLC	5/14/2029	N/A	309,850
Pareto Health Intermediate Holdings Inc	6/1/2029	459,249	N/A
Raven Acquisition Holdings LLC (R1 RCM)	11/19/2031	108,175	136,326
RBS Buyer Inc.	7/31/2031	3,406,439	3,406,439
RBS Buyer Inc.	7/31/2031	5,677,398	5,677,398
Secretariat Advisors LLC	2/24/2032	885,777	885,777
Serrano Parent, LLC (Sumo Logic)	5/12/2030	311,540	409,922
Skydio, Inc	12/4/2029	N/A	3,750,000
Spark Buyer, LLC (Sparkstone)	10/15/2031	4,701,603	4,701,603
Spark Buyer, LLC (Sparkstone)	10/15/2031	1,057,861	1,551,529
Spartan Bidco Pty Ltd (StarRez) (Australia)	1/24/2028	N/A	360,555
Streamland Media Midco LLC	3/31/2029	34,716	57,174
Stonebridge Companies, LLC	5/16/2031	1,792,747	1,792,747
Stonebridge Companies, LLC	5/16/2030	1,195,165	1,195,165
Syndigo, LLC	9/2/2032	3,534,325	4,207,530
Signia Aerospace, LLC	11/21/2031	N/A	119,638
Signia Aerospace, LLC	12/11/2031	86,405	N/A
Shackleton Bidco Inc. (Payworks) (Canada)	11/5/2032	3,826,279	3,826,279
Shackleton Bidco Inc. (Payworks) (Canada)	11/5/2032	15,305,116	15,305,116
SRS Acquiom Holdings LLC	1/14/2032	4,951,663	N/A
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2028	342,194	342,194
Titan Home Improvement, LLC (Renuity)	5/31/2030	N/A	1,810,099
Titan Home Improvement, LLC (Renuity)	5/31/2030	1,508,416	1,508,416
Trintech, Inc.	7/25/2029	N/A	516,842
Vensure Employer Services, Inc.	9/19/2031	N/A	250,355
Vortex Companies, LLC	9/4/2029	N/A	4,658,247
Vortex Companies, LLC	9/4/2029	763,881	1,061,989
Vensure Employer Services, Inc.	9/27/2031	4,952,862	N/A
Wealth Enhancement Group, LLC	10/2/2028	940,284	3,896,494
Wealth Enhancement Group, LLC	10/4/2028	1,318,338	1,318,338
Wealth Enhancement Group, LLC	10/2/2028	7,609,295	7,609,295
Wharf Street Rating Acquisition, LLC (KBRA)	9/16/2032	3,937,508	3,937,508
Wharf Street Rating Acquisition, LLC (KBRA)	9/16/2032	3,937,508	3,937,508
Zenith AcquisitionCo LLC	1/13/2033	10,875,416	N/A
Zenith AcquisitionCo LLC	1/13/2033	4,255,453	N/A
Total Unfunded Balances		$430,613,179	$402,336,961

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

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

From time to time, the Investment Adviser advances payments to third parties on behalf of the Fund and receives reimbursement from the Fund under the Expense Support and Conditional Reimbursement Agreement. At June 30, 2026 and December 31, 2025, amounts reimbursable to the Investment Adviser under the Expense Support and Conditional Reimbursement Agreement totaled $0.2 million and $0.1 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities. The Investment Adviser may also elect to pay certain expenses on the Fund’s behalf, provided that no portion of an Expense Payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Fund. For the three months ended June 30, 2026, the Fund received $8.6 million in expense support from the Investment Adviser. There was no expense support received for the three months ended June 30, 2025. For the six months ended June 30, 2026, the Fund received $18.8 million in expense support from the Investment Adviser. There was no expense support received for the six months ended June 30, 2025.

The Fund has entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator will perform (or oversee, or arrange for, the performance by third parties of) the administrative services necessary for the operation of the Fund, including but not limited to, determining and publishing the Fund's net asset value (“NAV”), overseeing the preparation and filing of the Fund's tax returns, and the printing and dissemination of reports to shareholders of the Fund, and generally overseeing the payment of the Fund's expenses and the performance of administrative and professional services rendered to the Fund by others. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities thereunder, including payments to the Administrator in an amount equal to the Fund’s allocable portion of overhead and other expenses incurred by the Administrator or its affiliate in performing its obligations and services under the Administration Agreement, such as rent, license fees and other costs associated with computer software utilized in providing such obligations and services and the Fund’s allocable portion of the cost of personnel attributable to performing such obligations and services, including, but not limited to, marketing, legal and other services performed by the Administrator for the Fund. The Administrator will also, on behalf of the Fund, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other shareholders servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, shareholders and such other persons in any such other capacity deemed to be necessary or desirable. For the six months ended June 30, 2026 and 2025, the Fund incurred $0.9 million and $0.7 million, respectively, for such administrative service expenses.

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

June 30, 2026

7. Stockholders’ Equity and Dividends (Continued)

The Fund has the authority to issue an unlimited number of Common Shares of any class and an unlimited number of shares of preferred shares, at a par value $0.001 per share. As of June 30, 2026, the Fund had 64,631,246 Institutional shares, 4,997,984 Class S shares, and 98,253 Class D shares issued and outstanding.

The following table summarizes transactions in Common Shares for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026		2025
	Shares	Amount	Shares	Amount
Institutional Class
Subscriptions	6,309,022	$149,741,633	8,789,020	$215,382,569
Distributions reinvested	1,151,868	27,301,104	993,991	24,339,615
Share transfers between classes	2,067	49,059	—	—
Share Repurchases	(3,871,561)	(91,517,184)	(192,401)	(4,716,162)
Net Increase (Decrease)	3,591,396	$85,574,612	9,590,610	$235,006,022

Class S
Subscriptions	473,287	$11,245,500	1,588,901	$38,949,491
Distributions reinvested	44,116	1,045,482	12,770	311,734
Share Repurchases	(301,551)	(7,130,013)	(3,084)	(76,445)
Net Increase (Decrease)	215,852	$5,160,969	1,598,587	$39,184,780

Class D
Subscriptions	3,427	$81,500	73,237	$1,789,250
Distributions reinvested	3,543	83,983	752	18,291
Share transfers between classes	(2,067)	(49,059)	—	—
Net Increase (Decrease)	4,903	$116,424	73,989	$1,807,541

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents our monthly NAV per share for each of the three classes of shares since our inception through June 30, 2026.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

7. Stockholders’ Equity and Dividends (Continued)

	NAV per Share
For the Month Ended	Institutional Class	Class S	Class D
June 30, 2022	$23.49	N/A	N/A
July 31, 2022	24.40	N/A	N/A
August 31, 2022	24.86	N/A	N/A
September 30, 2022	23.74	N/A	N/A
October 31, 2022	23.89	N/A	N/A
November 30, 2022	23.93	N/A	N/A
December 31, 2022	23.69	N/A	N/A
January 31, 2023	24.28	N/A	N/A
February 28, 2023	24.25	N/A	N/A
March 31, 2023	24.23	N/A	N/A
April 30, 2023	24.38	N/A	N/A
May 31, 2023	24.05	N/A	N/A
June 30, 2023	24.49	N/A	N/A
July 31, 2023	24.73	N/A	N/A
August 31, 2023	24.85	N/A	N/A
September 30, 2023	24.99	N/A	N/A
October 31, 2023	24.70	N/A	N/A
November 30, 2023	24.87	N/A	N/A
December 31, 2023	24.85	N/A	N/A
January 31, 2024	24.92	N/A	N/A
February 29, 2024	24.93	N/A	N/A
March 31, 2024	24.98	N/A	N/A
April 30, 2024	24.93	N/A	N/A
May 31, 2024	24.95	N/A	N/A
June 30, 2024	24.84	24.84	N/A
July 31, 2024	24.75	24.75	N/A
August 31, 2024	24.79	24.79	24.79
September 30, 2024	24.77	24.77	24.77
October 31, 2024	24.83	24.83	24.83
November 30, 2024	24.84	24.84	24.84
December 31, 2024	24.79	24.79	24.79
January 31, 2025	24.77	24.77	24.77
February 28, 2025	24.64	24.64	24.64
March 31, 2025	24.42	24.42	24.42
April 30, 2025	24.11	24.11	24.11
May 31, 2025	24.27	24.27	24.27
June 30, 2025	24.24	24.24	24.24
July 31, 2025	24.22	24.22	24.22
August 31, 2025	24.20	24.20	24.20
September 30, 2025	24.07	24.07	24.07
October 31, 2025	23.99	23.99	23.99
November 30, 2025	23.98	23.98	23.98
December 31, 2025	23.95	23.95	23.95
January 31, 2026	23.90	23.90	23.90
February 28, 2026	23.53	23.53	23.53
March 31, 2026	23.52	23.52	23.52
April 30, 2026	23.65	23.65	23.65
May 31, 2026	23.65	23.65	23.65
June 30, 2026	23.49	23.49	23.49

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering net investment income available for distribution to shareholders, at the discretion of our Board of Trustees.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

7. Stockholders’ Equity and Dividends (Continued)

Institutional Class

The following tables summarize the Fund's dividends declared for the Institutional Class shares for the six months ended June 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$5,923,347
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	6,249,265
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	6,588,559
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.2300	7,190,565
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.2300	7,422,523
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.2300	7,802,691
				$1.3800	$41,176,950
January 26, 2026	January 29, 2026	February 25, 2026	Regular	$0.1956	$12,008,822
February 24, 2026	February 26, 2026	March 27, 2026	Regular	0.1951	12,384,535
March 25, 2026	March 30, 2026	April 28, 2026	Regular	0.1922	12,554,379
April 29, 2026	April 29, 2026	May 27, 2026	Regular	0.1921	12,230,846
May 21, 2026	May 28, 2026	June 26, 2026	Regular	0.1931	12,406,751
June 23, 2026	June 29, 2026	July 29, 2026	Regular	0.1784	11,530,214
				$1.1465	$73,115,548

Class S Shares

The following table summarizes the Fund's dividends declared for the Class S shares for the six months ended June 30, 2026 and 2025.

Date Declared	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$0.2124	$472,537	$436,377
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	0.2125	527,138	487,029
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	0.2125	599,042	553,463
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.2300	0.2127	683,484	632,083
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.2300	0.2129	731,457	677,139
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.2300	0.2128	783,555	724,982
				$1.3800	$1.2758	$3,797,213	$3,511,074
January 26, 2026	January 29, 2026	February 25, 2026	Regular	$0.1956	$0.1786	$937,564	$856,245
February 24, 2026	February 26, 2026	March 27, 2026	Regular	0.1951	0.1782	963,373	879,794
March 25, 2026	March 30, 2026	April 28, 2026	Regular	0.1922	0.1755	967,310	883,414
April 29, 2026	April 29, 2026	May 27, 2026	Regular	0.1921	0.1754	949,261	866,922
May 21, 2026	May 28, 2026	June 26, 2026	Regular	0.1931	0.1763	958,874	875,689
June 23, 2026	June 29, 2026	July 29, 2026	Regular	0.1784	0.1616	891,640	807,897
				$1.1465	$1.0458	$5,668,024	$5,169,962

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

7. Stockholders’ Equity and Dividends (Continued)

Class D Shares

The following table summarizes the Fund's dividends declared for the Class D shares for the six months ended June 30, 2026 and 2025.

Date Declared	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$0.2248	$30,170	$29,488
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	0.2248	32,328	31,597
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	0.2249	34,059	33,304
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.2300	0.2249	37,499	36,670
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.2300	0.2250	37,558	36,737
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.2300	0.2249	46,315	45,297
				$1.3800	$1.3493	$217,930	$213,093
January 26, 2026	January 29, 2026	February 25, 2026	Regular	$0.1956	$0.1906	$18,544	$18,071
February 24, 2026	February 26, 2026	March 27, 2026	Regular	0.1951	0.1901	18,656	18,180
March 25, 2026	March 30, 2026	April 28, 2026	Regular	0.1922	0.1873	18,546	18,073
April 29, 2026	April 29, 2026	May 27, 2026	Regular	0.1921	0.1872	18,650	18,175
May 21, 2026	May 28, 2026	June 26, 2026	Regular	0.1931	0.1882	18,862	18,381
June 23, 2026	June 29, 2026	July 29, 2026	Regular	0.1784	0.1735	17,528	17,044
				$1.1465	$1.1169	$110,787	$107,924

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

Through October 31, 2024, all of the Fund’s distributions resulted from net investment income. From November 1, 2024 through July 31, 2025, certain of the Fund's distributions were from sources other than net investment income. Through June 30, 2026 a portion of the Fund's distributions resulted and future distributions may result from expense support from the Investment Adviser, which is subject to repayment by the Fund within three years from the date of payment. Any such distribution may not be based solely on the Fund’s investment performance, and can only be sustained if the Fund achieves positive investment performance in future periods and/or the Investment Adviser continues to provide expense support. The Fund’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Fund will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, may include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of cash distributions on a GAAP basis that the Fund has declared on its common shares:

	For the Six Months Ended June 30, 2026
	Institutional Class		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.15	$73,115,548	$1.05	$5,169,962	$1.12	$107,924
Net realized gains	—	—	—	—	—	—
Total	$1.15	$73,115,548	$1.05	$5,169,962	$1.12	$107,924

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

7. Stockholders’ Equity and Dividends (Continued)

	For the Six Months Ended June 30, 2025
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

The following table presents information with respect to the Fund's repurchases for the six months ended June 30, 2026 and 2025:

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)
January 30, 2026	February 27, 2026	2,957,174	4.2%	$23.52	March 31, 2026	$69,530,707
May 11, 2026	June 8, 2026	3,522,433	5.0%	$23.49	June 30, 2026	$82,721,401

______________________

(1)
Percentage is based on total shares as of the close of the previous calendar quarter. For the second quarter of 2026, the Fund received shareholder requests to repurchase approximately 5.3% of shares outstanding as of March 31, 2026, which exceeded the Fund's offer to repurchase up to 5% of its outstanding shares with respect to such quarter.
(2)
Net of Early Repurchase Deduction (if any).

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

(2) Net of Early Repurchase Deduction (if any).

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

9. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2026 and 2025.

	For the Six Months Ended June 30,
	2026			2025
	Institutional Class	Class S	Class D	Institutional Class	Class S	Class D
Per Common Share
Per share NAV at beginning of period	$23.95	$23.95	$23.95	$24.79	$24.79	$24.79

Investment operations: (1)
Net investment income	1.15	1.05	1.12	1.06	0.96	1.03
Net realized and unrealized gain (loss)	(0.46)	(0.46)	(0.46)	(0.23)	(0.23)	(0.23)
Total from investment operations	0.69	0.59	0.66	0.83	0.73	0.80

Dividends to common shareholders	(1.15)	(1.05)	(1.12)	(1.38)	(1.28)	(1.35)
Per share NAV at end of period	$23.49	$23.49	$23.49	$24.24	$24.24	$24.24

Total return based on net asset value: (2)	2.88%	2.46%	2.76%	3.35%	2.94%	3.23%

Shares outstanding at end of period	64,631,246	4,997,984	98,253	33,924,743	3,406,762	201,370
Ratios to average net asset value: (3)
Net investment income(4)	10.36%	9.48%	10.09%	9.50%	8.82%	9.25%
Expenses before incentive fee (5)	2.95%	3.81%	3.21%	6.75%	7.86%	7.06%
Expenses and incentive fee (6)(7)(8)	3.48%	4.34%	3.73%	7.31%	8.43%	7.61%

Ending net asset value	$1,518,421,090	$117,420,665	$2,308,324	$822,188,281	$82,565,096	$4,880,339
Weighted-average number of common shares	63,791,678	4,944,694	96,664	29,852,135	2,754,387	157,939

Fund-level Supplemental Data
Portfolio turnover rate	6.86%			10.27%
Weighted-average debt outstanding	$921,927,856			$507,740,331
Weighted-average interest rate on debt	5.60%			6.49%
Weighted-average debt per share	$13.22			$13.53

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
(7)
For the six months ended June 30, 2026, amounts are annualized except for organizational costs, management fee and income based incentive fee waivers by the Investment Adviser. For the six months ended June 30, 2026 the ratio of total operating expenses to average net assets was 6.65%, 7.50%, and 6.89% on Institutional Class, Class S and Class D, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and income based incentive fee waivers by the Investment Adviser which represented 2.63%, 2.63% and 2.63% on Institutional Class, Class S and Class D, respectively, of average net assets.
(8)
For the six months ended June 30, 2025, the ratio of total operating expenses to average net assets was 7.87%, 9.01% and 8.18% on Institutional Class, Class S and Class D respectively, on an annualized basis, excluding the effect of management fee and income based incentive fee waivers by the Investment Adviser which represented 0.00%, 0.00% and 0.00% on Institutional Class, Class S and Class D, respectively, of average net assets.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

10. Senior Securities

Information about the Fund's senior securities is shown in the following table for the period ended June 30, 2026 and for each of the years ended December 31, 2025, 2024, 2023 and the period from March 18, 2022 (Inception) to December 31, 2022.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
As of June 30, 2026 (Unaudited)	$260,000,000	$3,934	—	N/A
Fiscal year 2025	260,000,000	4,657	—	N/A
Fiscal year 2024	320,000,000	3,229	—	N/A
Fiscal year 2023	156,000,000	2,510	—	N/A
Fiscal year 2022	95,000,000	2,225	—	N/A
Revolving Credit Facility
As of June 30, 2026 (Unaudited)	$144,266,304	$3,934	—	N/A
Fiscal year 2025	50,970,583	4,657	—	N/A
Fiscal year 2024	—	3,229	—	N/A
SG Revolving Credit Facility
As of June 30, 2026 (Unaudited)	$200,000,000	$3,934	—	N/A
Fiscal year 2025	200,000,000	4,657	—	N/A
BMO Revolving Credit Facility
As of June 30, 2026 (Unaudited)	$50,000,000	$3,934	—	N/A
Tranche A Notes
As of June 30, 2026 (Unaudited)	$70,000,000	$2,641	—	N/A
Fiscal year 2025	70,000,000	2,859	—	N/A
Fiscal year 2024	70,000,000	2,656	—	N/A
Tranche B Notes
As of June 30, 2026 (Unaudited)	$55,000,000	$2,641	—	N/A
Fiscal year 2025	55,000,000	2,859	—	N/A
Promissory Notes
As of June 30, 2026 (Unaudited)	$110,000	$2,641	—	N/A
Fiscal year 2025	110,000	2,859	—	N/A
2025A Tranche B Notes
As of June 30, 2026 (Unaudited)	$150,000,000	$2,641	—	N/A
Fiscal year 2025	150,000,000	2,859	—	N/A
2025A Tranche A Notes
As of June 30, 2026 (Unaudited)	$50,000,000	$2,641	—	N/A
Fiscal year 2025	50,000,000	2,859	—	N/A

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

11. Subsequent Events

On July 1, 2026, the Fund accepted $18.3 million of additional subscriptions, to purchase $16.9 million of additional Institutional shares and $1.5 million of additional Class S shares, par value $0.001 per share. On July 20, 2026, the number of shares being purchased was fixed when the purchase price of $23.49 per Institutional and Class S shares were determined by the Fund. As a result, the Fund issued 0.7 million Institutional shares and 0.1 million Class S shares and received $18.3 million in proceeds.

On July 24, 2026, the Fund declared a regular distribution as follows:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Institutional Shares	$0.1772	$—	$0.1772
Class S Shares	0.1772	0.0166	0.1606
Class D Shares	0.1772	0.0049	0.1723

The distribution will be payable to shareholders of record at the close of business on July 30, 2026 and will be paid on August 27, 2026. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund’s distribution reinvestment plan.

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

BlackRock Private Credit Fund

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

June 30, 2026

Investment	Acquisition Date
Streamland Media Holdings LLC, Common Shares	3/31/2025
48forty Intermediate Holdings, Inc., Common Shares	1/14/2026
48forty Intermediate Holdings, Inc., Preferred Shares	1/14/2026

BlackRock Private Credit Fund

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers

December 31, 2025

Investment	Acquisition Date
New Insight Holdings, Inc. (Dynata), Common Shares	7/15/2024
48forty Intermediate Holdings, Inc., Common Shares	11/5/2024
Streamland Media Holdings LLC, Common Units	3/31/2025

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934 (the "Exchange Act"), public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of June 30, 2026, approximately 86.4% of our total assets were invested in qualifying assets.

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

The three-level hierarchy for fair value measurement is defined as follows:

Level 1: Quoted prices in active markets for identical assets

Level 2: Other direct and indirect observable market inputs (for example, quoted prices in inactive markets or quotes for comparable investments)

Level 3: Independent third-party valuation sources that employ significant unobservable inputs

As of June 30, 2026, none of our investments were categorized as Level 1, 26.5% were categorized as Level 2 and 73.5% were Level 3 investments valued based on valuations by independent third party sources.

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

Net realized gains or losses and net change in unrealized appreciation or depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Realized gains and losses are computed using the specific identification method. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. Net realized gains or losses and net change in unrealized appreciation or depreciation also reflect the impact of foreign currency fluctuations associated with portfolio investments and other foreign currency denominated assets, liabilities, income and expense items.

Portfolio and investment activity

During the three months ended June 30, 2026, we invested approximately $231.3 million, comprised of new investments in 19 new portfolio companies, as well as draws made on existing commitments and payment in kind ("PIK") received on prior investments, all of which were in senior secured loans. Additionally, we received approximately $68.4 million in proceeds from sales or repayments during the three months ended June 30, 2026.

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

During the six months ended June 30, 2026, we invested approximately $464.0 million, comprised of new investments in 47 new portfolio companies, as well as draws made on existing commitments and PIK received on prior investments, all of which were in senior secured loans. Additionally, we received approximately $163.0 million in proceeds from sales or repayments during the six months ended June 30, 2026.

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

At June 30, 2026, our investment portfolio of $2,514.7 million (at fair value) consisted of 295 portfolio companies and was invested 100.0% in senior secured loans and 0.0% in equity investments. Our average portfolio company investment at fair value was approximately $8.5 million. Our largest portfolio company investment by fair value was approximately 2.0% of our portfolio and our five largest portfolio company investments by fair value comprised approximately 9.2% of our portfolio at June 30, 2026.

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

The industry composition of our portfolio at fair value at June 30, 2026 was as follows:

Industry	June 30, 2026
Software	17.9%
Professional Services	10.8%
Diversified Financial Services	7.2%
Construction and Engineering	7.2%
Capital Markets	5.1%
Insurance	4.5%
Healthcare Providers and Services	3.9%
Hotels, Restaurants and Leisure	3.7%
Commercial Services and Supplies	3.5%
Health Care Technology	3.4%
Aerospace and Defense	3.2%
IT Services	3.2%
Media	2.9%
Machinery	2.2%
Internet Software and Services	1.9%
Automobiles	1.8%
Road and Rail	1.8%
Wireless Telecommunication Services	1.7%
Electrical Equipment	1.5%
Diversified Consumer Services	1.3%
Chemicals	1.3%
Communications Equipment	1.3%
Internet and Catalog Retail	1.2%
Textiles, Apparel and Luxury Goods	1.1%
Other	6.4%
Totals	100.0%

The weighted average effective yield of our debt and total portfolio was 8.7% at June 30, 2026 and 8.8% at December 31, 2025. At June 30, 2026, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as the Secured Overnight Financing Rate ("SOFR"), Euro Interbank Offered Rate (“EURIBOR”), Canadian Overnight Repo Rate Average (“CORRA”), the Federal Funds Rate or Prime Rate, and 0.0% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 80.2% at June 30, 2026. At December 31, 2025, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, CORRA, the Federal Funds Rate or Prime Rate, and 0.0% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 80.0% at December 31, 2025. Debt investments in one portfolio company was on non-accrual status as of June 30, 2026, representing 0.0% of the portfolio at fair value and 0.0% at cost. Debt investments in two portfolio companies were on non-accrual status as of December 31, 2025, representing 0.1% of the portfolio at fair value and 0.3% at cost.

Results of operations

Investment income

Investment income totaled $56.7 million and $36.0 million, respectively, for the three months ended June 30, 2026 and 2025, all of which was attributable to interest and fees on our debt investments. The increase in investment income in the three months ended June 30, 2026 compared to the three months ended June 30, 2025 reflects the significant increase in portfolio size as the Fund continues to ramp up.

Investment income totaled $111.1 million and $64.9 million, respectively, for the six months ended June 30, 2026 and 2025, all of which was attributable to interest and fees on our debt investments. The increase in investment income in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 reflects the significant increase in portfolio size as the Fund continues to ramp up.

Expenses

Total net operating expenses for the three months ended June 30, 2026 and 2025 were $18.0 million and $17.9 million, respectively, comprised of $14.7 million and $10.5 million in interest and other debt expenses, $5.4 million and $2.6 million in incentive fees, $5.1 million and $2.6 million in management fees, $0.5 million and $0.4 million in professional fees, $0.4 million and $0.4 million in administrative expenses, $0.4 million and $0.2 million in custody fees, $1.2 million and $1.2 million in other operating expenses, offset by $(8.6) million and $0.0 million in expense support and $(1.1) million and $0.0 million in incentive fee waivers, respectively. The increase in expenses in the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily reflects the significant increase in portfolio size, amount of debt outstanding, and other Fund activities as the Fund continues to ramp up, offset by the expense support and incentive fee waivers.

Total net operating expenses for the six months ended June 30, 2026 and 2025 were $32.7 million and $30.7 million, respectively, comprised of $28.7 million and $17.5 million in interest and other debt expenses, $10.9 million and $4.8 million in incentive fees, $10.1 million and $4.7 million in management fees, $0.7 million and $0.7 million in professional fees, $0.9 million and $0.7 million in administrative expenses, $0.7 million and $0.4 million in custody fees, $0.0 million and $(0.5) million in incentive fees on capital gains, and $1.8 million and $2.4 million in other operating expenses, offset by $(18.8) million and $0.0 million in expense support and $(2.3) million and $0.0 million in incentive fee waivers, respectively. The increase in expenses in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily reflects the significant increase in portfolio size, amount of debt outstanding, and other Fund activities as the Fund continues to ramp up, offset by the expense support and incentive fee waivers.

Net investment income (loss)

Net investment income was $38.8 million and $18.1 million respectively, for the three months ended June 30, 2026 and 2025. The increase in net investment income reflects the higher investment income, partially offset by the higher operating expenses in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Net investment income was $78.4 million and $34.2 million respectively, for the six months ended June 30, 2026 and 2025. The increase in net investment income reflects the higher investment income, partially offset by the higher operating expenses in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended June 30, 2026 and 2025 was $2.1 million and $(0.7) million respectively. Net realized gain for the three months ended June 30, 2026 was comprised primarily of $2.9 million in gains from foreign currency translation, partially offset by $(0.8) million in losses across the portfolio. Net realized loss for the three months ended June 30, 2025 was comprised primarily of $(0.5) million in losses from the restructuring of our investments in WOOF Holdings, Inc.

Net realized gain (loss) for the six months ended June 30, 2026 and 2025 was $(0.9) million and $(2.2) million, respectively. Net realized loss for the six months ended June 30, 2026 was comprised primarily of $(3.0) million in losses from the restructuring of our investments in Alpine Acquisition Corp II, as well as $(1.4) million in losses across the portfolio, partially offset by $3.5 million in gains from foreign currency translation. Net realized losses for the six months ended June 30, 2025 was comprised primarily of $(1.3) million in losses from the restructuring of our investments in Streamland Media Midco and $(0.5) million in losses from the restructuring of our investments in WOOF Holdings, Inc.

For the three months ended June 30, 2026 and 2025 the change in net unrealized appreciation (depreciation) was $(4.4) million and $1.0 million, respectively. The change in net unrealized appreciation (depreciation) for the three months ended June 30, 2026 was primarily driven by $(1.1) million in unrealized loss on our investment in e-Discovery Acquireco, LLC, $(1.0) million on our investment in Shackleton Bidco Inc., and $(0.9) million on our investment in As1 Sports Bidco Ltd, as well as $(0.8) million in unrealized losses from foreign currency translation. The change in net unrealized appreciation (depreciation) for the three months ended June 30, 2025 was primarily driven by $0.5 million in unrealized gain on our investment in JF Acquisition, LLC and $0.4 million on our investment in Woof Holdings, Inc, as well as unrealized gains across the portfolio.

For the six months ended June 30, 2026 and 2025, the change in net unrealized appreciation (depreciation) was $(30.5) million and $(4.7) million respectively. The change in net unrealized appreciation (depreciation) for the six months ended June 30, 2026 was primarily driven by $(2.0) million in unrealized losses on our investment in Shackleton Bidco Inc., $(1.8) million on our investment in GI Consilio Parent LLC, $(1.6) million on our investment in DigiCert Inc, $(1.5) million on our investment in ABC Technologies Inc, $(1.3) million on our investment in e-Discovery Acquireco, LLC, $(1.2) million on our investment in Syndigo LLC, and $(1.2) million on our investment in Logicmonitor, Inc, as well as unrealized losses across the portfolio from wider market spreads during the year. The change in net unrealized appreciation (depreciation) for the six months ended June 30, 2025 was primarily driven by $(1.0) million in unrealized losses on our investment in Alpine Acquisition Corp II and $(0.6) million on our investment in Brand Industrial Services, $(0.6) million change in unrealized depreciation on our investment in TouchTunes Interactive Networks, as well as unrealized losses across the portfolio.

Incentive compensation

The income component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less aggregate income incentive compensation previously paid in with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 5.0% total return hurdle on daily weighted average unreturned capital contributions (the “Hurdle Rate”). The capital gains component of the incentive fee will be the amount, if positive, equal to the lesser of (i) 12.5% of the aggregate realized capital gains (computed net of realized losses and net of unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid or distributed in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters or (ii) 12.5% of cumulative aggregate realized capital gains (computed net of realized losses and net of unrealized capital depreciation, if any) since commencement of the Fund, less capital gains incentive compensation previously paid or distributed since commencement of the Fund. The capital gains component will be paid in full prior to payment of the income component. In any case, incentive compensation (including both the income and capital gains components) will only be paid to the extent the trailing twelve quarter (or if shorter, the number of calendar quarters that have occurred since commencement of the fund) total return of the Fund after incentive compensation and including such payment would equal or exceed a 5% annual total return on daily weighted average unreturned contributed capital contributions for such period. For the six months ended June 30, 2026, $10.9 million in incentive fees were earned, compared to $4.8 million earned for the six months ended June 30, 2025. For the six months ended June 30, 2026, the Fund did not accrue any incentive fees on capital gains on a liquidation basis (but not payable) under GAAP. For the six months ended June 30, 2025, we reversed the accrual of $0.5 million as a reserve for incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP on a cumulative basis. The Investment Adviser has waived any portion of the income component of the Incentive Fee attributable to the inclusion of Expense Payments in the calculation of (i) aggregate net investment income before incentive compensation or (ii) total return. For the six months ended June 30, 2026 and 2025, the Advisor waived incentive fees in an amount of $(2.3) million and $0.0 million, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax expense was incurred in the six months ended June 30, 2026.

Net increase (decrease) in net assets resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $36.5 million and $18.3 million, respectively for the three months ended June 30, 2026 and 2025.

The net increase in net assets applicable to common shareholders resulting from operations was $47.0 million and $27.3 million respectively for the six months ended June 30, 2026 and 2025.

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

Pursuant to the Fee Waiver and Expense Support and Reimbursement Agreement (the "Expense Support Agreement") that we entered into with the Investment Adviser, we were obligated to reimburse the Investment Adviser for expenses during the 36 months following the commencement of the Fund’s operations (the "Reimbursement Period"), to the extent that the Fund’s annual Operating Expenses do not exceed 1.25% of the value of the Fund’s net assets, calculated monthly based on month-end net assets of the Fund. The Reimbursement Period expired on March 18, 2025. From inception of the Fund through the expiration of the Reimbursement Period, the Fund reimbursed the Investment Adviser for $0.8 million related to organizational and offering expenses of the Fund pursuant to the Expense Support Agreement.

Pursuant to Expense Support and Conditional Reimbursement Agreement, the Investment Adviser may also elect to pay certain expenses on the Fund’s behalf, provided that no portion of an Expense Payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Fund. For the three months ended June 30, 2026, the Fund received $8.6 million in expense support from the Investment Adviser. For the six months ended June 30, 2026, the Fund received $18.8 million in expense support from the Investment Adviser.

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

On May 2, 2025, the Borrower entered into Amendment No. 1 to the First Amended and Restated Credit and Security Agreement (the “Credit Facility Amendment”). Pursuant to the Credit Facility Amendment, under the Credit Facility, the total revolving commitments increased from $125.0 million to $150.0 million, and the total term commitments increased from $325.0 million to $500.0 million. The Credit Facility Amendment modified certain other terms of the Credit Facility, including extending the prepayment lockout period until the first anniversary of the closing date of the Credit Facility Amendment.

On December 12, 2025, the Borrower entered into Amendment No. 2 to the First Amended and Restated Credit and Security Agreement to extend the commitment period for certain undrawn term loan commitments to May 2, 2026.

On June 3, 2026, the Borrower entered into Amendment No. 3 to the First Amended and Restated Credit and Security Agreement (the "Third Amendment"). The Third Amendment modified certain terms of the Credit Facility, including (i) updating the facility margin level from a tiered rate structure to a flat facility margin of 0.70% per annum for Base Rate Advances (as defined in the Third Amendment) and 1.70% per annum for all other advances, (ii) extending the final maturity date to June 3, 2036, (iii) extending the reinvestment period from June 3, 2026 to June 3, 2028, (iv) revising the term commitment termination date, and (v) revising the prepayment lockout period to June 3, 2026 through June 3, 2027. As of June 30, 2026, there was $260.0 million drawn on the Credit Facility.

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

On December 5, 2025, the Fund entered into a joinder agreement (“Joinder Agreement”) which increased the aggregate amount of outstanding total revolving commitments under the Revolving Credit Facility to $365.0 million. The other material terms of the Revolving Credit Facility remain unchanged. As of June 30, 2026, there was $144.3 million drawn on the Revolving Credit Facility.

On November 18, 2024, the Fund entered into a Master Note Purchase Agreement (the “Master Note Purchase Agreement”), governing the issuance (a) on November 18, 2024, of $70.0 million aggregate principal amount of its 7.14% Series 2024A Senior Notes, Tranche A, due November 18, 2027 (the “Tranche A Notes”), and (b) on January 22, 2025 (subject to customary closing conditions), of $55.0 million aggregate principal amount of its 7.33% Series 2024A Senior Notes, Tranche B, due January 22, 2030 (the “Tranche B Notes” and, together with the Tranche A Notes, the “Notes”), to qualified institutional investors in a private placement. The Tranche A Notes bear interest at a rate equal to 7.14% per annum that is payable semi-annually on May 18 and November 18 of each year, beginning on May 18, 2025. The Tranche B Notes bear interest at a rate equal to 7.33% per annum that is payable semi-annually on January 22 and July 22 of each year, beginning on July 22, 2025. The Notes will be guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). The Tranche A Notes were issued at a closing on November 18, 2024, and the Tranche B Notes were issued at a closing which occurred on January 22, 2025. As of June 30, 2026, there was $70.0 million and $55.0 million, respectively, outstanding on the Tranche A Notes and Tranche B Notes.

On May 28, 2025, BlackRock Private Credit Fund Leverage II, LLC (the “SG Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Fund, established the SG Revolving Credit Facility, a $200.0 million revolving credit facility with Societe Generale as Administrative agent (the "SG Revolving Credit Facility”). The SG Revolving Credit Facility matures on May 29, 2027 and generally bears interest at term SOFR plus, for a period of 1 year from the date of entry into the SG Revolving Credit Facility, 1.15% and, thereafter, 1.25%. The proceeds of the SG Revolving Credit Facility were used to acquire a portfolio of broadly syndicated leveraged loans (the “SG Portfolio Assets”). Pursuant to a collateral management agreement between the SG Borrower and the Fund, the Fund was responsible for the selection, management and reporting of the SG Portfolio Assets. The SG Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the SG Borrower of additional indebtedness and on the SG Borrower’s ability to make distributions, as well as customary events of default. As of June 30, 2026, the SG Borrower was in full compliance with such covenants. As of June 30, 2026, there was $200.0 million drawn on the SG Revolving Credit Facility.

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

On March 13, 2026, BlackRock Private Credit Fund Leverage III, LLC (“PCFL III”), a subsidiary of the Fund, entered into a Loan and Security Agreement (the “Loan Agreement”) (the "BMO Revolving Credit Facility"). The parties to the Loan Agreement include PCFL III as borrower, Bank of Montreal, the lenders party thereto from time to time (each a “Lender” and collectively, the “Lenders”), the Fund as collateral manager and as equity holder and State Street Bank and Trust Company, as collateral custodian. The proceeds of the Loan Agreement are to be used to acquire a portfolio of middle market leveraged loans (the “Portfolio Assets”) in the manner described in the Loan Agreement. PCFL III has acquired these Portfolio Assets through a sale and purchase agreement, dated as of March 13, 2026, executed between the Fund, as seller, and PCFL III, as buyer and a master participation agreement, dated as of March 13, 2026, executed between BlackRock Private Credit Fund Leverage I, LLC, as seller, and PCFL III, as buyer. Pursuant to the Loan Agreement, PCFL III has appointed the Fund to act as the collateral manager in the selection, management, and reporting of the Portfolio Assets in accordance with the Loan Agreement. The maximum amount of commitments under the Loan Agreement that can be drawn by PCFL III is (a) for a period of 3 years from the date of the Loan Agreement, $200 million; and (b) thereafter, an amount equal to the outstanding principal amount of the loans. The applicable interest rate on the loans drawn under the Loan Agreement is the benchmark rate (Daily Simple SOFR rate) plus (a) for a period of 3 years from the date of the Loan Agreement, 1.50%, and (b) thereafter, 1.75%. As of June 30, 2026, there was $50.0 million drawn on the BMO Revolving Credit Facility.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. After obtaining shareholder approval by written consent on March 16, 2022, the Fund’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of June 30, 2026, the Fund's asset coverage ratio was 264%.

Net cash used in operating activities for the six months ended June 30, 2026 was $254.9 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $335.5 million offset by net investment income (net of non-cash income and expenses) of approximately $80.6 million.

Net cash provided by financing activities was $150.9 million for the six months ended June 30, 2026, consisting primarily of $161.1 million in proceeds from share issuances, $143.2 million in credit facility draws (net of repayments), offset by $50.4 million dividends paid in cash to shareholders, $98.6 million payments of repurchased shares and $4.4 million payments of debt issuance costs.

At June 30, 2026, we had $117.2 million in cash and cash equivalents.

Share Transactions

The following table summarizes transactions in Common Shares for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026		2025
	Shares	Amount	Shares	Amount
Institutional Class
Subscriptions	6,309,022	$149,741,633	8,789,020	$215,382,569
Distributions reinvested	1,151,868	27,301,104	993,991	24,339,615
Share transfers between classes	2,067	49,059	—	—
Share Repurchases	(3,871,561)	(91,517,184)	(192,401)	(4,716,162)
Net Increase (Decrease)	3,591,396	$85,574,612	9,590,610	$235,006,022

Class S
Subscriptions	473,287	$11,245,500	1,588,901	$38,949,491
Distributions reinvested	44,116	1,045,482	12,770	311,734
Share Repurchases	(301,551)	(7,130,013)	(3,084)	(76,445)
Net Increase (Decrease)	215,852	$5,160,969	1,598,587	$39,184,780

Class D
Subscriptions	3,427	$81,500	73,237	$1,789,250
Distributions reinvested	3,543	83,983	752	18,291
Share transfers between classes	(2,067)	(49,059)	—	—
Net Increase (Decrease)	4,903	$116,424	73,989	$1,807,541

The following tables presents information with respect to the Fund's repurchases for the six months ended June 30, 2026 and 2025:

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)
January 30, 2026	February 27, 2026	2,957,174	4.2%	$23.52	March 31, 2026	$69,530,707
May 11, 2026	June 8, 2026	3,522,433	5.0%	$23.49	June 30, 2026	$82,721,401

______________________

(1)
Percentage is based on total shares as of the close of the previous calendar quarter. For the second quarter of 2026, the Fund received shareholder requests to repurchase approximately 5.3% of shares outstanding as of March 31, 2026, which exceeded the Fund's offer to repurchase up to 5% of its outstanding shares with respect to such quarter.
(2)
Net of Early Repurchase Deduction (if any).

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

On June 3, 2022, the Borrower entered into the Credit Facility, a $200 million revolving credit facility that matures on June 3, 2032 and generally bears interest at a floating rate. On September 8, 2023, the Borrower entered into Amendment No. 1 to the Credit Facility. The Amendment extended the term commitment termination date under the Credit Facility with respect to term commitments entered into on the closing date to December 8, 2023. On December 15, 2023, the Borrower entered into Amendment No. 2 to the Credit Facility. The Second Amendment increased the total revolving commitments from $50.0 million to $75.0 million, increased total term commitments from $150.0 million to $225.0 million, and increased the facility margin level applicable to the borrower. On November 27, 2024, the Borrower entered into the First Amended and Restated Credit and Security Agreement to the Credit Facility, which, among other things, increased the total revolving commitments from $75.0 million to $125.0 million and increased total term commitments from $225.0 million to $325.0 million. On May 2, 2025, the Borrower entered into the Amendment No. 1 to First Amended and Restated Credit and Security Agreement to the Credit Facility, which, among other things, increased the total revolving commitments from $125.0 million to $150.0 million and increased total term commitments from $325.0 million to $500.0 million.

On December 12, 2025, the Borrower entered into Amendment No. 2 to the First Amended and Restated Credit and Security Agreement to extend the commitment period for certain undrawn term loan commitments to May 2, 2026.

On June 3, 2026, the Borrower entered into the Third Amendment. The Third Amendment modified certain terms of the Credit Facility, including (i) updating the facility margin level from a tiered rate structure to a flat facility margin of 0.70% per annum for Base Rate Advances (as defined in the Third Amendment) and 1.70% per annum on all other advances, (ii) extending the final maturity date to June 3, 2036, (iii) extending the reinvestment period from June 3, 2026 to June 3, 2028, (iv) revising the term commitment termination date, and (v) revising the prepayment lockout period to June 3, 2026 through June 3, 2027. As of June 30, 2026, there was $260.0 million drawn on the Credit Facility.

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

On December 5, 2025, the Fund entered into a joinder agreement (“Joinder Agreement”) which increased the aggregate amount of outstanding total revolving commitments under the Revolving Credit Facility to $365.0 million. The other material terms of the Revolving Credit Facility remain unchanged. As of June 30, 2026, there was $144.3 million drawn on the Revolving Credit Facility.

On November 18, 2024, the Fund entered into the Master Note Purchase Agreement, governing the issuance (a) on November 18, 2024, of $70,000,000 aggregate principal amount of its 7.14% Tranche A Notes, due November 18, 2027, and (b) on January 22, 2025, of $55,000,000 aggregate principal amount of its 7.33% Tranche B Notes, due January 22, 2030. As of June 30, 2026, there was $70.0 million and $55.0 million, respectively outstanding on the Tranche A Notes and Tranche B Notes.

On May 28, 2025, SG Borrower entered into the SG Revolving Credit Facility, a $200.0 million revolving credit facility with Societe Generale as Administrative agent. The SG Revolving Credit Facility matures on May 29, 2027 and generally bears interest at term SOFR plus, for a period of 1 year from the date of entry into the SG Revolving Credit Facility, 1.15% and, thereafter, 1.25%. The SG Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the SG Borrower of additional indebtedness and on the SG Borrower’s ability to make distributions, as well as customary events of default. As of June 30, 2026, there was $200.0 million drawn on the SG Revolving Credit Facility.

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

On October 8, 2025, the Fund entered into the First Supplement to the Master Note Purchase Agreement, dated November 18, 2024, governing the issuance of $150.0 million in aggregate principal amount of its 6.14% Series 2025A Senior Notes, Tranche B (the “2025A Tranche B Notes”), and $50.0 million aggregate principal amount of its 5.78% Series 2025A Senior Notes, Tranche A (the “2025A Tranche A Notes” and, together with the 2025A Tranche B Notes, the “2025A Notes”), to qualified institutional investors in a private placement. The 2025A Tranche B Notes were issued on October 8, 2025 and the 2025A Tranche A Notes were issued on December 17, 2025, subject to customary closing conditions. The 2025A Tranche B Notes bear an interest rate of 6.14% per year and are due on October 8, 2030, unless redeemed, purchased, or prepaid prior to such date by the Fund or its affiliates in accordance with their terms. The 2025A Tranche A Notes bear an interest rate of 5.78% per year and are due on December 17, 2028, unless redeemed, purchased, or prepaid prior to such date by the Fund or its affiliates in accordance with their terms. Interest on the 2025A Tranche B Notes are due semiannually, beginning April 8, 2026. Interest on the 2025A Tranche A Notes are due semiannually, beginning June 17, 2026. The Fund is obligated to offer to prepay the 2025A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2025A Notes are general unsecured obligations of the Fund that rank pari passu with all outstanding and future unsecured and unsubordinated indebtedness issued by the Fund. In addition, in the event that a Below Investment Grade Event occurs, the 2025A Notes bear interest at the rate per annum which is 1.00% above the interest rate then in effect on the applicable 2025A Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which such Below Investment Grade Event is no longer continuing. As of December 31, 2025, there was $150.0 million and $50.0 million, respectively, outstanding on the 2025A Tranche B Notes and 2025A Tranche A Notes.

On March 13, 2026, BlackRock Private Credit Fund Leverage III, LLC (“PCFL III”), a subsidiary of the Fund, entered into a Loan and Security Agreement (the “Loan Agreement”). The parties to the Loan Agreement include PCFL III as borrower, Bank of Montreal, the lenders party thereto from time to time (each a “Lender” and collectively, the “Lenders”), the Fund as collateral manager and as equity holder and State Street Bank and Trust Company, as collateral custodian. The proceeds of the Loan Agreement are to be used to acquire a portfolio of middle market leveraged loans (the “Portfolio Assets”) in the manner described in the Loan Agreement. PCFL III has acquired these Portfolio Assets through a sale and purchase agreement, dated as of March 13, 2026, executed between the Fund, as seller, and PCFL III, as buyer and a master participation agreement, dated as of March 13, 2026, executed between BlackRock Private Credit Fund Leverage I, LLC, as seller, and PCFL III, as buyer. Pursuant to the Loan Agreement, PCFL III has appointed the Fund to act as the collateral manager in the selection, management, and reporting of the Portfolio Assets in accordance with the Loan Agreement. The maximum amount of commitments under the Loan Agreement that can be drawn by PCFL III is (a) for a period of 3 years from the date of the Loan Agreement, $200 million; and (b) thereafter, an amount equal to the outstanding principal amount of the loans. The applicable interest rate on the loans drawn under the Loan Agreement is the benchmark rate (Daily Simple SOFR rate) plus (a) for a period of 3 years from the date of the Loan Agreement, 1.50%, and (b) thereafter, 1.75%. As of June 30, 2026, there was $50.0 million drawn on the BMO Revolving Credit Facility.

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

Institutional Class Shares

The following tables summarize the Fund’s dividends declared and paid for the Institutional Class shares for the six months ended June 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$5,923,347
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	6,249,265
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	6,588,559
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.2300	7,190,565
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.2300	7,422,523
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.2300	7,802,691
				$1.3800	$41,176,950
January 26, 2026	January 29, 2026	February 25, 2026	Regular	$0.1956	$12,008,822
February 24, 2026	February 26, 2026	March 27, 2026	Regular	0.1951	12,384,535
March 25, 2026	March 30, 2026	April 28, 2026	Regular	0.1922	12,554,379
April 29, 2026	April 29, 2026	May 27, 2026	Regular	0.1921	12,230,846
May 21, 2026	May 28, 2026	June 26, 2026	Regular	0.1931	12,406,751
June 23, 2026	June 29, 2026	July 29, 2026	Regular	0.1784	11,530,214
				$1.1465	$73,115,548

Class S Shares

The following table summarizes the Fund's dividends declared for the Class S shares for the six months ended June 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$0.2124	$472,537	$436,377
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	0.2125	527,138	487,029
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	0.2125	599,042	553,463
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.2300	0.2127	683,484	632,083
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.2300	0.2129	731,457	677,139
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.2300	0.2128	783,555	724,982
				$1.3800	$1.2758	$3,797,213	$3,511,074
January 26, 2026	January 29, 2026	February 25, 2026	Regular	$0.1956	$0.1786	$937,564	$856,245
February 24, 2026	February 26, 2026	March 27, 2026	Regular	0.1951	0.1782	963,373	879,794
March 25, 2026	March 30, 2026	April 28, 2026	Regular	0.1922	0.1755	967,310	883,414
April 29, 2026	April 29, 2026	May 27, 2026	Regular	0.1921	0.1754	949,261	866,922
May 21, 2026	May 28, 2026	June 26, 2026	Regular	0.1931	0.1763	958,874	875,689
June 23, 2026	June 29, 2026	July 29, 2026	Regular	0.1784	0.1616	891,640	807,897
				$1.1465	$1.0458	$5,668,024	$5,169,962

Class D Shares

The following table summarizes the Fund's dividends declared for the Class D shares for the six months ended June 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$0.2248	$30,170	$29,488
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	0.2248	32,328	31,597
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	0.2249	34,059	33,304
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.2300	0.2249	37,499	36,670
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.2300	0.2250	37,558	36,737
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.2300	0.2249	46,315	45,297
				$1.3800	$1.3493	$217,930	$213,093
January 26, 2026	January 29, 2026	February 25, 2026	Regular	$0.1956	$0.1906	$18,544	$18,071
February 24, 2026	February 26, 2026	March 27, 2026	Regular	0.1951	0.1901	18,656	18,180
March 25, 2026	March 30, 2026	April 28, 2026	Regular	0.1922	0.1873	18,546	18,073
April 29, 2026	April 29, 2026	May 27, 2026	Regular	0.1921	0.1872	18,650	18,175
May 21, 2026	May 28, 2026	June 26, 2026	Regular	0.1931	0.1882	18,862	18,381
June 23, 2026	June 29, 2026	July 29, 2026	Regular	0.1784	0.1735	17,528	17,044
				$1.1465	$1.1169	$110,787	$107,924

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

Recent Developments

On July 1, 2026, the Fund accepted $18.3 million of additional subscriptions, to purchase $16.9 million of additional Institutional shares and $1.5 million of additional Class S shares, par value $0.001 per share. On July 20, 2026, the number of shares being purchased was fixed when the purchase price of $23.49 per Institutional and Class S shares were determined by the Fund. As a result, the Fund issued 0.7 million Institutional shares and 0.1 million Class S shares and received $18.3 million in proceeds.

On July 24, 2026, the Fund declared a regular distribution as follows:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Institutional Shares	$0.1772	$—	$0.1772
Class S Shares	0.1772	0.0166	0.1606
Class D Shares	0.1772	0.0049	0.1723

The distribution will be payable to shareholders of record at the close of business on July 30, 2026 and will be paid on August 27, 2026. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund’s distribution reinvestment plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At June 30, 2026, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, CORRA, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At June 30, 2026, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 80.2%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2026, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$58,050,975	$0.83
Up 200 basis points	38,689,879	0.55
Up 100 basis points	19,328,784	0.28
Down 100 basis points	(19,209,772)	(0.28)
Down 200 basis points	(37,326,242)	(0.54)
Down 300 basis points	(51,776,540)	(0.74)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Refer to our Current Reports on Form 8-K filed with the SEC on April 24, 2026, May 26, 2026 and June 25, 2026 for information about unregistered sales of our equity securities during the quarter.

The following table presents information with respect to the Fund's repurchases for the three months ended June 30, 2026:

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)
May 11, 2026	June 8, 2026	3,522,433	5.0%	$23.49	June 30, 2026	$82,721,401

_____________________

(1)
Percentage is based on total shares as of the close of the previous calendar quarter. For the second quarter of 2026, the Fund received shareholder requests to repurchase approximately 5.3% of shares outstanding as of March 31, 2026, which exceeded the Fund's offer to repurchase up to 5% of its outstanding shares with respect to such quarter.
(2)
Net of Early Repurchase Deduction (if any).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended June 30, 2026, no trustee or Section 16 officer of the Fund adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Number	Description
3.1	Certificate of Trust of the Registrant(1)
3.2	Fourth Amended and Restated Agreement and Declaration of Trust of the Registrant(2)
3.3	Amendment No. 1 to the Fourth Amended and Restated Agreement and Declaration of Trust of the Registrant(3)
3.4	Second Amended and Restated Bylaws of the Registrant(4)
3.5	Amendment No. 1 to the Second Amended and Restated Bylaws of the Registrant(5)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350)*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

BlackRock Private Credit Fund

Date: August 6, 2026	By:	/s/ Philip Tseng
	Name:	Philip Tseng
	Title:	Trustee and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)