Form 10-Q
period 2026-09-30
BlackRock Private Credit Fund
filed 2026-11-06
CIK 1902649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2026

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

As of September 30, 2026, there was no established public market for the Registrant's shares of common stock.

The number of shares of Registrant’s common shares of beneficial interest, par value $0.001 per share (“Common Shares”), outstanding as of November 6, 2026 was 60,794,962, 4,745,885 and 97,005 of Institutional Class, Class S and Class D Common Shares, respectively.

BLACKROCK PRIVATE CREDIT FUND

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

BlackRock Private Credit Fund

Consolidated Statements of Assets and Liabilities

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments, at fair value:
Non-controlled, non-affiliated investments (cost of $2,529,310,433 and $2,254,646,820, respectively)	$2,492,735,047	$2,244,701,289
Total investments (cost of $2,529,310,433 and $2,254,646,820, respectively)	2,492,735,047	2,244,701,289

Cash and cash equivalents	128,220,595	221,222,080
Interest, dividends and fees receivable	14,233,417	14,713,952
Deferred debt issuance costs	8,547,337	5,936,159
Receivable for investments sold	2,437,149	22,267,609
Prepaid expenses and other assets	5,773,946	9,070,139
Total assets	2,651,947,491	2,517,911,228

Liabilities
Debt (net of deferred issuance costs of $1,550,116 and $1,864,718, respectively)	988,910,715	834,215,865
Payable for investments purchased	19,911,612	65,091,915
Interest and debt related payables	13,444,425	14,992,092
Distribution payable	12,067,091	12,831,110
Management fees payable	5,018,592	4,290,672
Incentive fees payable	4,560,217	4,430,296
Reimbursements due to the Investment Adviser	443,843	140,296
Accrued expenses and other liabilities	4,386,161	3,186,235
Total liabilities	$1,048,742,656	$939,178,481

Commitments and contingencies (Note 5)

Net assets	$1,603,204,835	$1,578,732,747

Composition of net assets applicable to common shareholders
Common shares of beneficial interest, $0.001 par value; 68,137,837 and 65,915,332 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	$68,136	$65,914
Paid-in capital in excess of par	1,658,790,910	1,605,160,851
Distributable earnings (loss)	(55,654,211)	(26,494,018)
Total net assets	1,603,204,835	1,578,732,747
Total liabilities and net assets	$2,651,947,491	$2,517,911,228

Net assets per share	$23.53	$23.95

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Assets and Liabilities (Continued)

	September 30, 2026	December 31, 2025
	(Unaudited)
NET ASSET VALUE PER SHARE
Institutional Shares:
Net assets	$1,486,530,244	$1,461,960,470
Common shares outstanding ($0.001 par value, unlimited shares authorized)	63,179,048	61,039,850
Net asset value per share	$23.53	$23.95
Class S Shares:
Net assets	$114,391,194	$114,536,454
Common shares outstanding ($0.001 par value, unlimited shares authorized)	4,861,742	4,782,132
Net asset value per share	$23.53	$23.95
Class D Shares:
Net assets	$2,283,397	$2,235,823
Common shares outstanding ($0.001 par value, unlimited shares authorized)	97,047	93,350
Net asset value per share	$23.53	$23.95

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income
Interest income:
Non-controlled, non-affiliated investments	$58,773,234	$45,541,680	$168,316,781	$109,273,283
PIK income:
Non-controlled, non-affiliated investments	585,570	727,540	2,172,313	1,943,706
Total investment income	59,358,804	46,269,220	170,489,094	111,216,989

Operating expenses
Interest and other debt expenses	15,495,920	12,595,810	44,174,872	30,093,069
Incentive fees earned	5,046,597	3,905,286	15,910,024	8,724,007
Management fees	5,018,592	3,259,242	15,119,326	7,981,700
Administrative expenses	525,964	347,777	1,403,789	1,043,066
Custody fees	384,086	520,867	1,140,209	902,312
Distribution and servicing fees
Class S	242,024	203,738	740,086	489,878
Class D	1,421	2,520	4,284	7,356
Amortization of continuous offering costs	240,865	634,857	496,630	1,904,572
Professional fees	171,191	416,907	902,348	1,106,373
Director fees	73,625	74,625	212,625	210,968
Insurance expense	7,546	10,346	22,743	24,811
Organizational expenses	—	—	—	161,704
Incentive fees on capital gains (1)	—	—	—	(498,552)
Other operating expenses	715,836	498,726	1,678,623	1,037,605
Total operating expenses	27,923,667	22,470,701	81,805,559	53,188,869
Expense Support (Note 3)	(3,891,043)	(3,538,484)	(22,686,633)	(3,538,484)
Incentive fee waivers	(486,380)	—	(2,835,829)	—
Net operating expenses	23,546,244	18,932,217	56,283,097	49,650,385

Net investment income	35,812,560	27,337,003	114,205,997	61,566,604

Realized and unrealized gain (loss) on investments and foreign currency
Net realized gain (loss):
Non-controlled, non-affiliated investments	(2,078,240)	(838,585)	(6,531,435)	(3,071,567)
Foreign currency translation	(280,722)	(60,482)	3,251,998	(60,482)
Net realized gain (loss)	(2,358,962)	(899,067)	(3,279,437)	(3,132,049)

Net change in unrealized appreciation (depreciation):
Non-controlled, non-affiliated investments	3,725,515	(5,232,150)	(26,629,855)	(9,883,954)
Foreign currency translation	907,974	(86,945)	749,143	(86,945)
Net change in unrealized appreciation (depreciation)	4,633,489	(5,319,095)	(25,880,712)	(9,970,899)

Net realized and unrealized gain (loss)	2,274,527	(6,218,162)	(29,160,149)	(13,102,948)

Net increase (decrease) in net assets resulting from operations	$38,087,087	$21,118,841	$85,045,848	$48,463,656

_______________________________________

(1) Net investment income amounts displayed above are net of the accrual for incentive fees on capital gains which is reflected on a hypothetical liquidation basis in accordance with Generally Accepted Accounting Principles (“GAAP”) for the three and nine months ended September 30, 2026 and 2025 (see Note 3).

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Changes in Net Assets (Unaudited)

	Common Shares		Paid in Capital	Distributable	Total Net
	Shares	Par Amount	in Excess of Par	Earnings (loss)	Assets
Balance at December 31, 2025	65,915,332	$65,914	$1,605,160,851	$(26,494,018)	$1,578,732,747
Share Transactions
Institutional Class:
Issuance of common shares	4,789,526	4,790	113,918,031	—	113,922,821
Issuance of common shares from dividend reinvestment plan	579,964	580	13,798,338	—	13,798,918
Share transfers between classes	2,067	2	49,057	—	49,059
Repurchase of common shares	(1,092,055)	(1,092)	(26,154,609)	—	(26,155,701)
Class S:
Issuance of common shares	352,947	353	8,408,947	—	8,409,300
Issuance of common shares from dividend reinvestment plan	21,636	22	514,708	—	514,730
Repurchase of common shares	(123,884)	(124)	(2,960,665)	—	(2,960,789)
Class D:
Issuance of common shares	3,427	3	81,497	—	81,500
Issuance of common shares from dividend reinvestment plan	1,786	2	42,484	—	42,486
Share transfers between classes	(2,067)	(2)	(49,057)	—	(49,059)
Net investment income	—	—	—	39,621,516	39,621,516
Net realized and unrealized gain (loss)	—	—	—	(29,156,808)	(29,156,808)
Dividends paid to common shareholders:
Institutional Class	—	—	—	(36,947,736)	(36,947,736)
Class S	—	—	—	(2,619,454)	(2,619,454)
Class D	—	—	—	(54,325)	(54,325)
Balance at March 31, 2026	70,448,679	$70,448	$1,712,809,582	$(55,650,825)	$1,657,229,205
Share Transactions
Institutional Class:
Issuance of common shares	1,519,496	1,519	35,817,293	—	35,818,812
Issuance of common shares from dividend reinvestment plan	571,904	572	13,501,614	—	13,502,186
Repurchase of common shares	(2,779,506)	(2,780)	(65,358,703)	—	(65,361,483)
Class S:
Issuance of common shares	120,340	120	2,836,080	—	2,836,200
Issuance of common shares from dividend reinvestment plan	22,480	22	530,730	—	530,752
Repurchase of common shares	(177,667)	(178)	(4,169,046)	—	(4,169,224)
Class D:
Issuance of common shares	—	—	—	—	—
Issuance of common shares from dividend reinvestment plan	1,757	2	41,495	—	41,497
Net investment income	—	—	—	38,771,921	38,771,921
Net realized and unrealized gain (loss)	—	—	—	(2,277,868)	(2,277,868)
Dividends paid to common shareholders:
Institutional Class	—	—	—	(36,167,812)	(36,167,812)
Class S	—	—	—	(2,550,508)	(2,550,508)
Class D	—	—	—	(53,599)	(53,599)
Balance at June 30, 2026	69,727,483	$69,725	$1,696,009,045	$(57,928,691)	$1,638,150,079
Share Transactions
Institutional Class:
Issuance of common shares	1,296,025	1,296	30,503,590	—	30,504,886
Issuance of common shares from dividend reinvestment plan	502,795	503	11,842,704	—	11,843,207
Share transfers between classes	12,476	12	294,276	—	294,288
Repurchase of common shares	(3,263,494)	(3,263)	(76,649,023)	—	(76,652,286)
Class S:
Issuance of common shares	112,035	112	2,636,888	—	2,637,000
Issuance of common shares from dividend reinvestment plan	20,343	20	479,156	—	479,176
Share transfers between classes	(12,476)	(12)	(294,276)	—	(294,288)
Repurchase of common shares	(256,144)	(256)	(6,003,204)	—	(6,003,460)
Class D:
Issuance of common shares from dividend reinvestment plan	1,589	2	37,406	—	37,408
Repurchase of common shares	(2,795)	(3)	(65,652)	—	(65,655)
Net investment income	—	—	—	35,812,560	35,812,560
Net realized and unrealized gain (loss)	—	—	—	2,274,527	2,274,527
Dividends paid to common shareholders:
Institutional Class	—	—	—	(33,427,583)	(33,427,583)
Class S	—	—	—	(2,334,999)	(2,334,999)
Class D	—	—	—	(50,025)	(50,025)
Balance at September 30, 2026	68,137,837	$68,136	$1,658,790,910	$(55,654,211)	$1,603,204,835

BlackRock Private Credit Fund

Consolidated Statements of Changes in Net Assets (Unaudited) (Continued)

	Common Shares		Paid in Capital	Distributable	Total Net
	Shares	Par Amount	in Excess of Par	Earnings (loss)	Assets
Balance at December 31, 2024	26,269,689	$26,269	$648,200,991	$2,964,414	$651,191,674
Share Transactions
Institutional Class:
Issuance of common shares	3,896,779	3,897	96,383,551	—	96,387,448
Issuance of common shares from dividend reinvestment plan	468,209	468	11,580,417	—	11,580,885
Repurchase of common shares	(53,212)	(53)	(1,317,163)	—	(1,317,216)
Class S:
Issuance of common shares	795,280	795	19,664,705	—	19,665,500
Issuance of common shares from dividend reinvestment plan	4,161	4	102,860	—	102,864
Repurchase of common shares	(3,084)	—	(76,445)	—	(76,445)
Class D:
Issuance of common shares	20,572	21	508,729	—	508,750
Issuance of common shares from dividend reinvestment plan	129	—	3,186	—	3,186
Net investment income	—	—	—	16,125,618	16,125,618
Net realized and unrealized gain (loss)	—	—	—	(7,100,568)	(7,100,568)
Dividends paid to common shareholders:
Institutional Class	—	—	—	(18,761,171)	(18,761,171)
Class S	—	—	—	(1,476,870)	(1,476,870)
Class D	—	—	—	(94,389)	(94,389)
Balance at March 31, 2025	31,398,523	$31,401	$775,050,831	$(8,342,966)	$766,739,266
Share Transactions
Institutional Class:
Issuance of common shares	4,892,241	4,892	118,990,229	—	118,995,121
Issuance of common shares from dividend reinvestment plan	525,782	526	12,758,204	—	12,758,730
Repurchase of common shares	(139,189)	(139)	(3,398,807)	—	(3,398,946)
Class S:
Issuance of common shares	793,621	794	19,283,197	—	19,283,991
Issuance of common shares from dividend reinvestment plan	8,609	9	208,861	—	208,870
Class D:
Issuance of common shares	52,665	53	1,280,447	—	1,280,500
Issuance of common shares from dividend reinvestment plan	623	1	15,104	—	15,105
Net investment income	—	—	—	18,103,983	18,103,983
Net realized and unrealized gain (loss)	—	—	—	215,782	215,782
Dividends paid to common shareholders:
Institutional Class	—	—	—	(22,415,779)	(22,415,779)
Class S	—	—	—	(2,034,203)	(2,034,203)
Class D	—	—	—	(118,704)	(118,704)
Balance at June 30, 2025	37,532,875	$37,537	$924,188,066	$(14,591,887)	$909,633,716
Share Transactions
Institutional Class:
Issuance of common shares	13,321,517	13,322	322,671,521	—	322,684,843
Issuance of common shares from dividend reinvestment plan	555,932	556	13,463,701	—	13,464,257
Share transfers between classes	154,803	155	3,750,653	—	3,750,808
Repurchase of common shares	(265,506)	(266)	(6,434,468)	—	(6,434,734)
Class S:
Issuance of common shares	815,956	816	19,760,754	—	19,761,570
Issuance of common shares from dividend reinvestment plan	12,942	13	313,411	—	313,424
Repurchase of common shares	—	—	—	—	—
Class D:
Issuance of common shares	66,182	66	1,603,134	—	1,603,200
Issuance of common shares from dividend reinvestment plan	1,751	2	42,403	—	42,405
Share transfers between classes	(154,803)	(155)	(3,750,653)	—	(3,750,808)
Net investment income	—	—	—	27,337,003	27,337,003
Net realized and unrealized gain (loss)	—	—	—	(6,218,162)	(6,218,162)
Dividends paid to common shareholders:
Institutional Class	—	—	—	(27,271,042)	(27,271,042)
Class S	—	—	—	(2,264,047)	(2,264,047)
Class D	—	—	—	(69,111)	(69,111)
Balance at September 30, 2025	52,041,649	$52,046	$1,275,608,522	$(23,077,246)	$1,252,583,322

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Operating activities
Net increase (decrease) in net assets resulting from operations	$85,045,848	$48,463,656
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss	6,531,435	3,090,559
Change in net unrealized (appreciation) depreciation of investments	26,629,855	9,970,899
Net amortization of investment discounts and premiums	(6,284,426)	(4,295,539)
Interest and dividend income paid in kind	(2,180,109)	(2,025,166)
Amortization of deferred debt issuance costs	2,091,089	897,250
Changes in assets and liabilities:
Purchases of investments	(629,264,870)	(1,279,013,468)
Proceeds from disposition of investments	356,534,357	243,720,246
Decrease (increase) in interest, dividends and fees receivable	480,535	(5,279,351)
Decrease (increase) in receivable for investments sold	19,830,460	4,692,212
Decrease (increase) in prepaid expenses and other assets	3,296,193	(2,687,498)
Increase (decrease) in interest and debt related payables	(1,547,667)	8,009,377
Increase (decrease) in incentive fees payable	129,921	(72,989)
Increase (decrease) in management fees payable	727,920	520,515
Increase (decrease) in accrued capital gains incentive fees	—	(498,552)
Increase (decrease) in reimbursements due to the Investment Adviser	303,547	(1,008,413)
Increase (decrease) in payable for investments purchased	(45,180,303)	(2,741,757)
Increase (decrease) in accrued expenses and other liabilities	1,199,926	1,551,782
Net cash provided by (used in) operating activities	(181,656,289)	(976,706,237)

Financing activities
Proceeds from common shares sold	194,210,519	600,170,923
Proceeds from issuance of Notes	—	55,000,000
Draws on credit facilities	166,102,616	979,415,229
Repayments of credit facility draws	(11,722,368)	(606,000,000)
Payments of debt issuance costs	(4,387,665)	(2,780,848)
Dividends paid in cash to shareholders	(74,179,700)	(31,814,312)
Payments of repurchased shares	(181,368,598)	(11,227,341)
Net cash provided by (used in) financing activities	88,654,804	982,763,651

Net increase (decrease) in cash and cash equivalents (including restricted cash)	(93,001,485)	6,057,414
Cash and cash equivalents (including restricted cash) at beginning of period	221,222,080	41,078,437
Cash and cash equivalents (including restricted cash) at end of period	$128,220,595	$47,135,851

Supplemental cash flow information
Interest payments	$43,608,536	$21,187,075
Excise tax payments	$—	$—
Distribution payable	$12,067,091	$10,210,148
Reinvestment of dividends during the period	$40,790,360	$38,489,726

See accompanying notes to the consolidated financial statements.

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Unaudited)

September 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments(A)
Aerospace and Defense
Bleriot US Bidco Inc.	First Lien Term Loan	SOFR(Q)	—	2.25%	6.32%	10/31/2030	$3,272,506	$3,272,478	$3,276,024	0.12%
Chromalloy Holdings LLC	First Lien Term Loan	SOFR(Q)	—	2.75%	6.48%	3/31/2031	$3,772,810	3,786,099	3,793,768	0.14%
Engineering Research Holding LLC (Astrion, Inc.)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	9.07%	8/29/2031	$22,634,570	22,395,241	18,975,352	0.73%
Kaman Corporation	First Lien Term Loan	SOFR(Q)	—	2.00%	6.07%	2/26/2032	$3,793,993	3,790,469	3,796,782	0.14%
Kaman Corporation	First Lien Delayed Draw Term Loan	SOFR(Q)	—	2.00%	6.07%	2/26/2032	$—	(1,575)	323	—	D
Propulsion BC Finco Sarl (Luxembourg)	First Lien Term Loan	SOFR(Q)	—	2.50%	6.57%	12/1/2032	$1,578,889	1,583,654	1,585,244	0.06%	C
Skydio, Inc	First Lien Term Loan	SOFR(M)	2.50%	5.00%	8.79%	12/4/2029	$7,801,767	7,754,122	7,879,785	0.30%	E
Skydio, Inc	First Lien Delayed Draw Term Loan A	SOFR(M)	2.50%	5.00%	8.79%	12/4/2029	$3,750,000	3,726,177	3,787,500	0.14%	E
Skydio, Inc	First Lien Delayed Draw Term Loan B	SOFR(M)	2.50%	5.00%	8.79%	12/4/2029	$3,750,000	3,726,177	3,787,500	0.14%	E
Signia Aerospace, LLC	First Lien Term Loan	SOFR(Q)	—	2.50%	6.57%	12/11/2031	$5,451,909	5,463,506	5,462,131	0.21%
Signia Aerospace, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.50%	6.57%	12/11/2031	$—	436	162	—
TransDigm Inc.	First Lien Term Loan	SOFR(M)	—	2.50%	6.40%	2/28/2031	$2,753,871	2,756,571	2,759,544	0.11%	L
Galileo Parent Inc. (Vantor Parent Inc.)	First Lien Term Loan	SOFR(Q)	—	4.25%	8.32%	2/28/2033	$473,813	464,447	475,673	0.02%
Zenith AcquisitionCo LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.50%	4.50%	8.26%	1/13/2033	$526,061	474,872	446,251	0.02%	E
Zenith AcquisitionCo LLC	First Lien Revolver	SOFR(Q)	0.50%	4.50%	8.26%	1/13/2033	$—	(19,105)	(29,788)	—	D/E
Zenith AcquisitionCo LLC	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	8.26%	1/13/2033	$22,712,056	22,610,087	22,553,072	0.87%	E
								81,783,656	78,549,323	3.00%
Air Freight and Logistics
GB AIT Buyer, Inc.	First Lien Term Loan	SOFR(Q)	—	4.25%	8.07%	4/22/2033	$441,000	436,848	441,955	0.02%

Airlines
American Airlines Inc. (American Airlines Group Inc.)	First Lien Term Loan	SOFR(Q)	—	3.00%	6.76%	5/20/2033	$431,000	426,881	428,744	0.02%	L

Automobiles
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	EURIBOR(M)	0.75%	6.13%	8.61%	8/22/2031	€17,145,916	19,386,740	19,191,142	0.73%	C/E/M
ABC Technologies Inc. (TI Automotive) (Canada)	First Lien Term Loan	SOFR(Q)	0.75%	6.00%	10.07%	8/22/2031	$29,029,534	28,142,153	28,606,138	1.09%	C/E
								47,528,893	47,797,280	1.82%
Auto Components
Clarios Global LP (Canada)	First Lien Term Loan	SOFR(M)	—	2.50%	6.40%	1/28/2032	$6,198,850	6,232,342	6,206,599	0.24%	C
Adient PLC (Adient US LLC)	First Lien Term Loan	SOFR(M)	—	2.00%	5.90%	1/31/2031	$566,547	565,851	566,796	0.02%	L
								6,798,193	6,773,395	0.26%
Building Products
Gulfside Supply Inc.	First Lien Term Loan	SOFR(Q)	—	3.00%	6.63%	5/29/2031	$1,599,360	1,594,562	1,348,260	0.05%
Trulite Holding Corp.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.73%	3/1/2030	$9,649,212	9,538,873	8,776,730	0.33%
Wilsonart LLC	First Lien Term Loan	SOFR(Q)	—	4.25%	8.32%	8/5/2031	$5,221,513	5,159,790	4,282,241	0.16%
								16,293,225	14,407,231	0.55%
Beverages
Primo Brands Corp	First Lien Term Loan	SOFR(Q)	0.50%	2.75%	6.82%	3/18/2031	$980,075	975,651	984,113	0.04%	L
WPB Holdco S.À R.L. (Luxembourg)	First Lien Term Loan	SOFR(M)	—	4.00%	7.90%	9/22/2033	$668,000	647,960	645,038	0.02%	C
								1,623,611	1,629,151	0.06%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Capital Markets
Apex Group Treasury LLC	First Lien Term Loan	SOFR(Q)	—	3.50%	7.26%	2/20/2032	$997,821	$978,599	$967,268	0.04%
Ascensus Holdings, Inc	First Lien Term Loan	SOFR(M)	0.50%	3.00%	6.90%	8/2/2028	$3,731,334	3,709,654	3,703,349	0.14%
Allspring Buyer, LLC	First Lien Term Loan	SOFR(Q)	—	3.00%	7.13%	11/1/2030	$1,488,218	1,491,367	1,495,466	0.06%
BCPE Pequod Buyer Inc. (Envestnet Inc.)	First Lien Term Loan	SOFR(M)	—	2.75%	6.65%	11/25/2031	$2,155,606	2,160,374	2,132,358	0.08%
BPR Nimbus LLC (GGP Retail LLC)	First Lien Term Loan	SOFR(M)	—	3.00%	6.90%	5/28/2030	$307,113	303,718	307,766	0.01%
Focus Financial Partners, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.40%	9/15/2031	$6,260,982	6,264,758	6,155,985	0.23%
Hudson River Trading LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.40%	3/18/2030	$744,375	742,715	743,571	0.03%	K
June Purchaser LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	2.75%	6.38%	11/28/2031	$—	216	60	—
June Purchaser LLC	First Lien Term Loan	SOFR(Q)	—	2.75%	6.38%	11/28/2031	$642,164	643,448	642,520	0.02%
Jupiter Borrower Inc. (Janus Henderson Group PLC) (United Kingdom)	First Lien Term Loan	SOFR(Q)	—	2.75%	6.82%	3/26/2033	$585,000	582,622	586,951	0.02%	C/K
Neon Maple US Debt Mergersub Inc.	First Lien Term Loan	SOFR(M)	—	2.50%	6.40%	11/17/2031	$1,724,947	1,723,267	1,680,504	0.06%
Orion Us Finco Inc.	First Lien Term Loan	SOFR(M)	1.00%	3.00%	6.75%	10/11/2032	$1,496,250	1,487,005	1,498,128	0.06%
PMA Parent Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.82%	1/31/2031	$44,967,275	44,565,179	44,202,830	1.70%	E
PMA Parent Holdings, LLC	First Lien Revolver	SOFR(Q)	0.75%	4.75%	8.82%	1/31/2031	$—	(45,946)	(85,556)	—	D/E
SRS Acquiom Holdings LLC	First Lien Revolver	SOFR(M)	0.75%	4.50%	8.40%	1/14/2032	$—	(43,641)	(29,710)	—	D/E
SRS Acquiom Holdings LLC	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.40%	1/14/2032	$28,812,489	28,558,556	28,639,614	1.09%	E
Wharf Street Rating Acquisition, LLC (KBRA)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.40%	9/16/2032	$—	(25,632)	39,375	—	D/E
Wharf Street Rating Acquisition, LLC (KBRA)	First Lien Revolver	SOFR(M)	0.75%	4.50%	8.40%	9/16/2032	$—	(33,510)	—	—	D/E
Wharf Street Rating Acquisition, LLC (KBRA)	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.40%	9/16/2032	$35,171,792	34,872,345	35,523,509	1.35%	E
								127,935,094	128,203,988	4.89%
Chemicals
Advancion (f/k/a Aruba Investments Holdings, LLC)	First Lien Term Loan	SOFR(Q)	—	4.10%	7.86%	11/25/2030	$66,282	61,367	61,373	—	E
Bond US Bidco 1 Inc.	First Lien Term Loan	SOFR(Q)	—	3.50%	7.57%	5/9/2033	$616,000	613,017	619,271	0.02%
CP Iris Holdco I, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	—	4.00%	7.90%	10/27/2032	$—	78	(2,169)	—	D
CP Iris Holdco I, Inc	First Lien Term Loan	SOFR(M)	—	4.00%	7.90%	10/18/2032	$3,262,885	3,267,697	3,189,470	0.12%
Charter Next Generation, Inc. (fka Charter NEX US, Inc.)	First Lien Term Loan	SOFR(M)	0.75%	2.50%	6.27%	12/1/2030	$8,097,230	8,093,290	8,119,376	0.32%
Derby Buyer LLC	First Lien Term Loan	SOFR(M)	1.00%	2.75%	6.64%	11/1/2030	$4,684,372	4,690,969	4,701,938	0.18%
Discovery Purchaser Corporation	First Lien Term Loan	SOFR(Q)	0.50%	3.75%	7.48%	10/4/2029	$3,780,478	3,737,923	3,771,896	0.14%
INEOS Composites International Holdings LLC (FORTIS)	First Lien Term Loan	SOFR(Q)	—	3.00%	7.07%	2/6/2032	$1,390,505	1,388,933	1,396,303	0.05%
Olympus Water US Holding Corporation (Solenis)	First Lien Term Loan	SOFR(Q)	0.50%	3.00%	7.07%	6/9/2031	$4,838,401	4,817,683	4,849,312	0.19%
Sparta U.S. Holdco LLC	First Lien Term Loan	SOFR(Q)	0.75%	3.00%	6.80%	8/2/2028	$2,604,155	2,588,037	2,616,277	0.10%
W. R. Grace Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.50%	3.00%	7.07%	8/19/2032	$1,651,320	1,642,496	1,654,755	0.06%
								30,901,490	30,977,802	1.18%
Commercial Services and Supplies
Allied Universal Holdco LLC	First Lien Term Loan	SOFR(M)	0.75%	3.25%	7.15%	8/5/2032	$6,633,386	6,638,354	6,651,329	0.25%
Anticimex Inc. (Sweden)	First Lien Term Loan	SOFR(D)	—	2.90%	6.78%	11/17/2031	$183,340	183,340	184,443	0.01%	C
Cohnreznick Advisory LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	6.98%	3/31/2032	$24,322,383	24,257,364	24,159,058	0.93%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Commercial Services and Supplies (Continued)
Easypark Strategy Ab (Sweden)	First Lien Term Loan	SOFR(Q)	—	4.75%	8.82%	12/19/2030	$11,551,148	$11,493,430	$11,493,392	0.44%	C/E
Easypark Strategy Ab (Sweden)	First Lien Delayed Draw Term Loan	SOFR(Q)	—	4.75%	8.82%	12/19/2030	$23,791,971	23,659,557	23,659,471	0.90%	C/E
EnergySolutions, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.25%	7.15%	9/23/2030	$569,887	567,808	570,958	0.02%
GFL Environmental Services Inc (Canada)	First Lien Term Loan	SOFR(Q)	—	2.50%	6.33%	2/4/2032	$6,147,900	6,167,997	6,161,364	0.24%	C
LSF12 Crown US Commercial Bidco, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.40%	12/2/2031	$1,322,742	1,325,494	1,326,690	0.05%
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.32%	8/23/2028	$5,410,422	5,366,084	5,349,095	0.20%	E
Modigent, LLC (Pueblo)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.32%	8/23/2028	$1,404,742	1,393,655	1,388,819	0.05%	E
Modigent, LLC (Pueblo)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.32%	8/23/2028	$974,463	966,485	963,417	0.04%	E
Modigent, LLC (Pueblo)	First Lien Revolver	SOFR(Q)	0.75%	5.25%	9.32%	5/23/2028	$—	(5,526)	(6,410)	—	D/E
Modigent, LLC (Pueblo)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.32%	8/23/2028	$20,414,270	20,003,612	20,182,874	0.77%	E
OMNIA Partners, LLC	First Lien Term Loan	SOFR(Q)	1.00%	2.75%	6.73%	7/25/2030	$1,638,745	1,643,395	1,643,981	0.06%
Project Evergreen Buyer, Inc.	First Lien Term Loan	SOFR(Q)	—	2.50%	6.50%	9/19/2033	$518,689	517,392	518,256	0.02%
Project Evergreen Buyer, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	—	2.50%	6.50%	9/19/2033	$—	(143)	(96)	—	D
The Action Environmental Group Inc (Interstate Waste Services Inc.)	First Lien Term Loan	SOFR(Q)	—	3.00%	7.07%	10/4/2030	$1,379,435	1,381,929	1,375,407	0.05%
TA TT Buyer, LLC (TouchTunes, Octave Music)	First Lien Tranche B-1 Term Loan	SOFR(Q)	0.50%	4.75%	8.82%	4/1/2029	$16,590,126	16,591,793	15,428,817	0.59%
								122,152,020	121,050,865	4.62%
Construction Materials
Covia Holdings LLC	First Lien Term Loan	SOFR(Q)	—	2.75%	6.50%	2/12/2032	$2,312,757	2,315,540	2,318,539	0.09%	E
Potters Industries, LLC	First Lien Term Loan	SOFR(Q)	—	2.50%	6.26%	12/9/2032	$1,492,500	1,494,361	1,498,097	0.06%
								3,809,901	3,816,636	0.15%
Construction and Engineering
Azuria Water Solutions Inc	First Lien Delayed Draw Term Loan	SOFR(Q)	—	2.75%	6.82%	1/26/2033	$—	(625)	(449)	—	D
Azuria Water Solutions Inc	First Lien Term Loan	SOFR(Q)	—	2.75%	6.82%	1/26/2033	$2,053,580	2,045,158	2,047,419	0.08%
Brand Industrial Services Inc	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	8.31%	8/1/2030	$4,609,772	4,576,808	3,534,151	0.13%
Brown & Settle, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	10.33%	5/16/2030	$20,978,061	20,598,080	20,579,478	0.79%	E
Brown & Settle, Inc.	First Lien Revolver	SOFR(M)	1.00%	6.50%	10.26%	5/16/2030	$1,838,836	1,794,427	1,792,252	0.07%	E
Compsych Holdings Corp	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.48%	7/22/2031	$12,827,742	12,783,703	12,827,742	0.49%	E
Compsych Holdings Corp	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.48%	7/22/2031	$—	(6,416)	—	—	D/E
JF Acquisition, LLC (JF Petroleum)	First Lien Term Loan	SOFR(M)	1.00%	5.75%	9.64%	6/18/2030	$37,949,169	37,479,329	37,569,676	1.42%	E
JF Acquisition, LLC (JF Petroleum)	First Lien Revolver	SOFR(M)	1.00%	5.75%	9.64%	6/18/2030	$—	(62,762)	(41,587)	—	D/E
JF Acquisition, LLC (JF Petroleum)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.75%	9.64%	6/18/2030	$—	(61,834)	(45,052)	—	D/E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	8.57%	2/1/2030	$2,363,194	2,349,326	2,358,468	0.09%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.50%	2/1/2030	$1,635,466	1,623,453	1,632,195	0.06%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	8.58%	2/1/2030	$642,085	637,151	640,801	0.02%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Revolver	SOFR(Q)	1.00%	4.75%	8.58%	2/1/2029	$—	(1,438)	(1,379)	—	D/E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	8.58%	2/1/2030	$1,916,472	1,902,174	1,912,639	0.07%	E
LJ Avalon Holdings, LLC (Ardurra)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.50%	8.57%	2/1/2030	$6,261,274	6,206,245	6,248,228	0.24%	E
Legence Holdings LLC (Refficiency)	First Lien Term Loan	SOFR(M)	—	1.75%	5.65%	12/16/2031	$3,006,318	3,015,744	3,010,076	0.11%
RBS Buyer Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.75%	8.59%	7/31/2031	$—	(17,141)	88,567	—	D/E
RBS Buyer Inc.	First Lien Revolver	SOFR(Q)	1.00%	4.75%	8.59%	7/31/2031	$—	(57,137)	—	—	D/E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Construction and Engineering (Continued)
RBS Buyer Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.59%	7/31/2031	$19,110,122	$18,917,800	$19,606,985	0.75%	E
RBS Buyer Inc.	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.59%	7/31/2031	$21,187,878	20,955,329	21,738,763	0.83%	E
Titan Home Improvement, LLC (Renuity)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.76%	5/31/2030	$9,460,784	9,345,234	9,385,098	0.36%	E
Tecta America Corp.	First Lien Term Loan	SOFR(M)	1.00%	2.50%	6.40%	2/18/2032	$1,860,952	1,865,919	1,863,446	0.07%
Titan Home Improvement, LLC (Renuity)	First Lien Revolver	SOFR(Q)	1.00%	5.00%	8.81%	5/31/2030	$271,515	253,100	259,448	0.01%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.90%	9/4/2029	$10,985,745	10,883,862	10,831,945	0.41%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.90%	9/4/2029	$4,934,996	4,889,228	4,865,906	0.19%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.90%	9/4/2029	$2,651,520	2,651,520	2,614,399	0.10%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.90%	9/4/2029	$936,444	925,636	923,334	0.04%	E
Vortex Companies, LLC	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.90%	9/4/2029	$9,018,029	8,926,565	8,891,777	0.34%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.90%	9/4/2029	$2,567,746	2,539,364	2,531,798	0.10%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.90%	9/4/2029	$606,935	599,927	598,438	0.02%	E
Vortex Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.90%	9/4/2029	$5,449,929	5,394,654	5,373,630	0.21%	E
Vortex Companies, LLC	First Lien Revolver	SOFR(M)	1.00%	5.00%	8.90%	9/4/2029	$1,253,133	1,234,184	1,226,513	0.05%	E
								184,186,567	184,864,705	7.05%
Consumer Finance
Lucky US BuyerCo, LLC (Global Payments)	First Lien Term Loan	SOFR(Q)	1.00%	7.50%	11.45%	3/30/2029	$3,126,290	3,087,661	2,882,436	0.11%	E
Lucky US BuyerCo, LLC (Global Payments)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	11.57%	3/30/2029	$393,167	388,062	361,222	0.01%	E
Lucky US BuyerCo, LLC (Global Payments)	First Lien Revolver	SOFR(Q)	1.00%	7.50%	11.45%	3/30/2029	$3,845	3,845	3,545	—	E
								3,479,568	3,247,203	0.12%
Containers and Packaging
Clydesdale Acquisition Holdings, Inc	First Lien Term Loan	SOFR(M)	—	3.25%	7.15%	4/13/2029	$568,991	568,993	559,253	0.02%
Clydesdale Acquisition Holdings, Inc	First Lien Term Loan	SOFR(M)	—	3.75%	7.65%	4/13/2032	$633,000	626,670	629,639	0.02%
Mauser Packaging Solutions Holding Co.	First Lien Term Loan	SOFR(M)	—	3.50%	7.18%	4/15/2030	$1,496,250	1,471,742	1,493,796	0.05%
ProAmpac PG Borrower LLC	First Lien Term Loan	SOFR(Q)	—	4.00%	7.76%	2/19/2033	$432,915	426,935	432,683	0.02%
Sword Purchaser LLC	First Lien Term Loan	SOFR(M)	—	4.00%	7.90%	3/31/2033	$930,000	886,578	929,335	0.04%
								3,980,918	4,044,706	0.15%
Communications Equipment
Digicert Inc	First Lien Term Loan	SOFR(M)	0.75%	5.75%	9.65%	9/12/2030	$33,599,573	33,204,406	32,927,582	1.26%	E
QTS Thunder Managing Issuer, LLC	First Lien Term Loan	SOFR(Q)	—	5.00%	8.75%	7/15/2033	$1,290,000	1,283,707	1,277,100	0.05%
								34,488,113	34,204,682	1.31%
Diversified Consumer Services
Ascend Learning, LLC	First Lien Term Loan	SOFR(M)	—	3.00%	6.90%	12/11/2028	$2,783,407	2,766,577	2,770,144	0.11%
Belron Finance 2019 LLC (United Kingdom)	First Lien Term Loan	SOFR(Q)	—	2.00%	5.76%	10/16/2031	$2,039,426	2,054,602	2,040,701	0.08%	C
Express Wash Acquisition Company, LLC (Whistle)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.01%	4/10/2031	$21,398,226	21,236,959	20,157,129	0.76%	E
Express Wash Acquisition Company, LLC (Whistle)	First Lien Revolver	SOFR(Q)	1.00%	6.25%	10.01%	4/10/2031	$—	(9,606)	(73,927)	—	D/E
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(M)	0.75%	4.25% Cash + 2.00% PIK	10.32%	9/15/2029	$4,473,236	4,431,349	4,098,898	0.16%	E
Fusion Holding Corp. (Finalsite)	First Lien Revolver	SOFR(M)	0.75%	6.25%	10.32%	9/15/2028	$928	(1,796)	(29,001)	—	D/E
Fusion Holding Corp. (Finalsite)	First Lien Term Loan	SOFR(M)	0.75%	6.25%	10.32%	7/15/2033	$150,281	148,878	138,069	0.01%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Diversified Consumer Services (Continued)
Isotope Finco 2, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.41%	9/29/2033	$1,140,720	$1,137,868	$1,143,572	0.04%	E
Isotope Finco 2, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	—	2.50%	6.41%	9/23/2033	$—	(456)	456	—	D/E
Planet US Buyer LLC	First Lien Term Loan	SOFR(Q)	—	3.00%	6.77%	1/31/2031	$2,604,659	2,609,275	2,612,799	0.10%
Wand Newco 3, Inc. (aka Caliber Collision)	First Lien Term Loan	SOFR(M)	—	2.50%	6.40%	1/30/2031	$2,232,031	2,226,060	2,224,364	0.08%
								36,599,710	35,083,204	1.34%
Distributors
Dealer Tire Financial, LLC	First Lien Term Loan	SOFR(M)	—	3.00%	6.90%	7/2/2031	$973,808	971,224	966,100	0.04%

Diversified Financial Services
Accuserve Solutions, Inc.	First Lien Term Loan	SOFR(M)	1.00%	2.63% Cash + 3.38% PIK	9.82%	3/15/2030	$504,810	504,810	435,146	0.02%	E
Beekeeper Buyer Inc. (Archway)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.32%	6/30/2031	$5,809,164	5,763,215	5,716,217	0.22%	E
Beekeeper Buyer Inc. (Archway)	First Lien Revolver	SOFR(Q)	0.75%	5.25%	9.32%	6/30/2031	$—	(11,487)	(23,237)	—	D/E
Beacon Pointe Harmony, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.42%	10/24/2033	$512,407	509,845	509,845	0.02%	E
Beacon Pointe Harmony, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	—	2.50%	6.42%	9/30/2033	$—	(178)	(178)	—	D/E
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	9.06%	8/21/2028	$1,381,090	1,379,461	1,367,413	0.05%	E
GC Champion Acquisition LLC (Numerix)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.00%	8.74%	8/21/2028	$8,719,316	8,621,596	8,632,969	0.33%	E
GC Champion Acquisition LLC (Numerix)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.74%	8/21/2028	$9,954,409	9,940,032	9,855,830	0.38%	E
GC Champion Acquisition LLC (Numerix)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.74%	8/21/2028	$634,931	630,938	628,643	0.02%	E
GC Waves Holdings, Inc. (Mercer)	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.40%	10/4/2030	$18,785,209	18,785,209	18,785,209	0.72%	E
GC Waves Holdings, Inc. (Mercer)	First Lien Revolver	SOFR(M)	0.75%	4.50%	8.40%	10/4/2030	$—	—	—	—	E
GC Waves Holdings, Inc. (Mercer)	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.40%	10/4/2030	$10,769,493	10,648,803	10,769,493	0.41%	E
HP PHRG Borrower LLC	First Lien Term Loan	SOFR(Q)	—	4.00%	8.07%	2/20/2032	$19,071,164	18,922,603	18,993,640	0.72%
NewEdge Capital Group, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.07%	8/8/2033	$14,774,039	14,629,475	14,641,073	0.56%	E
NewEdge Capital Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.07%	8/8/2033	$904,910	865,155	868,344	0.03%	E
NewEdge Capital Group, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.00%	9.07%	8/8/2033	$—	(18,070)	(16,621)	—	D/E
Oak Funding LLC	First Lien Term Loan	SOFR(Q)	0.50%	4.50%	8.32%	12/2/2032	$17,400,196	17,253,321	17,365,396	0.66%	E
Oak Funding LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.50%	4.50%	8.34%	12/2/2032	$297,823	282,790	294,412	0.01%	E
Og Crimson Parent, Inc. (Mercer)	First Lien Term Loan	SOFR(M)	—	2.75%	6.66%	8/10/2033	$440,011	438,911	440,150	0.02%
Og Crimson Parent, Inc. (Mercer)	First Lien Term Loan	SOFR(M)	—	2.75%	6.66%	8/10/2033	$66,668	66,668	66,689	—
Payroc, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.51%	11/1/2027	$7,458,518	7,426,047	7,398,850	0.28%	E
Payroc, LLC	First Lien Revolver	Prime	1.00%	3.75%	10.75%	11/1/2027	$66,604	65,875	65,272	—	E
Payroc, LLC	First Lien Term Loan	SOFR(Q)	1.00%	4.75%	8.51%	10/31/2027	$536,885	535,488	532,590	0.02%	E
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.57%	5/14/2031	$14,687,171	14,672,747	14,687,171	0.56%	E
SitusAMC Holdings Corporation	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.57%	5/14/2031	$32,291,175	32,205,409	32,291,175	1.24%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.25%	7.98%	10/4/2028	$13,854,645	13,854,645	13,839,627	0.53%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.25%	8.01%	10/2/2028	$6,546,391	6,537,659	6,539,295	0.25%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.25%	7.98%	10/4/2028	$3,602,434	3,588,430	3,598,529	0.14%	E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.25%	7.98%	10/2/2028	$1,074,477	1,074,477	1,073,312	0.04%	E
Wealth Enhancement Group, LLC	First Lien Revolver	SOFR(Q)	1.00%	4.25%	8.32%	10/4/2028	$—	(446)	(1,382)	—	D/E
Wealth Enhancement Group, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	4.25%	8.32%	10/2/2028	$1,572,756	1,560,434	1,564,508	0.06%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Diversified Financial Services (Continued)
Zeus US Bidco LLC	First Lien Delayed Draw Term Loan	SOFR(M)	—	2.75%	6.66%	8/5/2033	$—	$(211)	$212	—	D
Zeus US Bidco LLC	First Lien Term Loan	SOFR(M)	—	2.75%	6.66%	8/5/2033	$328,480	327,662	329,301	0.01%
								191,061,313	191,248,893	7.30%
Diversified Telecommunication Services
Level 3 Financing Inc.	First Lien Term Loan	SOFR(M)	—	2.75%	6.65%	3/29/2032	$1,664,000	1,664,981	1,664,516	0.06%
Venga Finance Sarl (Luxembourg)	First Lien Term Loan	SOFR(Q)	—	3.50%	7.26%	6/29/2032	$982,244	984,711	981,424	0.04%	C
Zayo Group Holdings, Inc.	First Lien Term Loan	SOFR(M)	—	3.11% Cash + 0.50% PIK	7.52%	3/11/2030	$663,975	650,315	664,868	0.03%
								3,300,007	3,310,808	0.13%
Electrical Equipment
Arcline FM Holdings, LLC (Fairbanks Morse)	First Lien Term Loan	SOFR(S)	0.75%	2.75%	6.60%	6/23/2030	$2,861,520	2,866,678	2,876,572	0.11%
Griffon Bidco Inc. (Layerzero)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	9.07%	7/31/2031	$—	(36,997)	45,974	—	D/E
Griffon Bidco Inc. (Layerzero)	First Lien Revolver	SOFR(Q)	0.75%	5.00%	9.07%	7/31/2031	$—	(36,997)	—	—	D/E
Griffon Bidco Inc. (Layerzero)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.07%	7/31/2031	$25,096,084	24,894,069	25,347,045	0.96%	E
Spark Buyer, LLC (Sparkstone)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	8.97%	10/15/2031	$11,548,313	11,423,613	9,423,423	0.36%	E
Spark Buyer, LLC (Sparkstone)	First Lien Revolver	SOFR(Q)	0.75%	5.25%	9.32%	10/15/2031	$1,386,973	1,361,589	954,425	0.04%	E
								40,471,955	38,647,439	1.47%
Electric Utilities
Pathfinder Power, LLC	First Lien Term Loan	SOFR(M)	—	2.00%	5.77%	6/22/2033	$148,000	147,815	148,000	0.01%

Electronic Equipment, Instruments and Components
Chariot Buyer, LLC	First Lien Term Loan	SOFR(M)	0.50%	2.75%	6.65%	7/22/2032	$5,401,611	5,382,540	5,393,752	0.21%

Energy Equipment and Services
PG Polaris Bidco SARL (Rosen Group) (Luxembourg)	First Lien Term Loan	SOFR(Q)	—	2.25%	6.32%	3/26/2031	$2,715,341	2,723,490	2,720,772	0.10%	C

Entertainment
City Football Group Ltd (United Kingdom)	First Lien Term Loan	SOFR(M)	0.50%	3.11%	7.02%	7/21/2030	$1,911,988	1,913,212	1,871,358	0.07%	C/E
Creative Artists Agency, LLC.	First Lien Term Loan	SOFR(M)	—	2.50%	6.40%	10/1/2031	$4,095,507	4,097,053	4,108,305	0.15%
Discovery Global Holdings, Inc. (Warner Bros. Discovery, Inc.)	First Lien Term Loan	SOFR(M)	—	2.50%	6.40%	6/16/2033	$2,809,904	2,803,188	2,811,042	0.11%	L
DIRECTV Financing, LLC	First Lien Term Loan	SOFR(M)	0.75%	4.75%	8.79%	2/18/2031	$210,024	210,024	211,440	0.01%
Endeavor Operating Company LLC	First Lien Term Loan	SOFR(M)	—	2.75%	6.65%	3/24/2032	$6,223,059	6,222,501	6,251,841	0.24%
International Entertainment JJJCO 3 Ltd (ATG Entertainment LLC) (United Kingdom)	First Lien Term Loan	SOFR(Q)	—	3.00%	6.82%	4/19/2032	$744,094	743,656	745,333	0.03%	C
Oak-Eagle Acquireco Inc (Electronic Arts Inc)	First Lien Term Loan	SOFR(Q)	—	3.50%	7.25%	3/24/2033	$1,944,883	1,916,305	1,962,387	0.07%
Renaissance Holding Corp.	First Lien Term Loan	SOFR(M)	—	4.00%	7.90%	12/11/2031	$952,854	937,456	730,296	0.03%
								18,843,395	18,692,002	0.71%
Food Products
Chobani, LLC	First Lien Term Loan	SOFR(M)	—	2.25%	6.15%	10/22/2032	$385,828	385,828	386,430	0.01%
Sauer Brands Inc.	First Lien Term Loan	SOFR(Q)	—	3.00%	6.82%	2/19/2032	$488,455	488,867	490,936	0.02%
Saratoga Food Specialties LLC (Solina France SASU) (France)	First Lien Term Loan	SOFR(Q)	—	3.25%	7.11%	9/12/2032	$928,274	930,889	932,790	0.04%	C
								1,805,584	1,810,156	0.07%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Healthcare Providers and Services
AHP Health Partners, Inc.	First Lien Term Loan	SOFR(M)	—	2.25%	6.15%	9/20/2032	$1,900,800	$1,907,229	$1,904,763	0.07%
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	First Lien Delayed Draw Term Loan	CORRA(Q)	0.75%	5.00%	7.42%	1/14/2033	CAD$6,510,401	4,577,792	4,516,845	0.17%	C/E/M
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	First Lien Revolver	CORRA(Q)	0.75%	5.00%	7.42%	1/14/2033	CAD$830,444	569,350	535,200	0.02%	C/E/M
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	First Lien Term Loan	CORRA(Q)	0.75%	5.00%	7.42%	1/14/2033	CAD$52,041,129	37,155,538	36,288,583	1.38%	C/E/M
CHG Healthcare Services, Inc.	First Lien Term Loan	SOFR(Q)	—	3.00%	6.82%	9/30/2031	$2,081,410	2,066,740	2,078,413	0.08%
CNT Holdings I Corp.	First Lien Term Loan	SOFR(Q)	0.75%	2.25%	5.98%	11/8/2032	$2,231,779	2,234,858	2,234,837	0.09%
Examworks Bidco Inc.	First Lien Term Loan	SOFR(M)	—	2.50%	6.40%	2/6/2033	$2,054,236	2,058,641	2,061,590	0.08%
Ensemble RCM, LLC	First Lien Term Loan	SOFR(Q)	—	3.00%	6.82%	1/28/2033	$1,025,246	1,012,277	1,027,076	0.04%
LifePoint Health Inc.	First Lien Term Loan	SOFR(Q)	—	3.50%	7.25%	5/19/2031	$1,513,545	1,513,600	1,437,119	0.05%
LifePoint Health Inc.	First Lien Term Loan	SOFR(Q)	—	3.75%	7.50%	5/16/2031	$2,977,203	2,980,970	2,857,981	0.11%
IvyRehab Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.35%	9.42%	4/23/2029	$13,908,944	13,792,552	13,908,944	0.53%	E
IvyRehab Intermediate II, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.10%	9.17%	4/23/2029	$23,083,862	22,789,011	22,941,748	0.88%	E
Ingenovis Health, Inc.	First Lien Term Loan	SOFR(Q)	—	5.25%	9.02%	5/27/2032	$80,355	69,393	54,943	—
MB2 Dental Solutions LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	6.00%	9.90%	2/13/2031	$5,409,648	5,239,269	5,409,648	0.21%	E
Pareto Health Intermediate Holdings Inc	First Lien Term Loan	SOFR(Q)	—	5.00%	9.07%	6/1/2030	$5,392,046	5,344,848	5,365,086	0.20%	E
Pareto Health Intermediate Holdings Inc	First Lien Revolver	SOFR(Q)	—	5.00%	9.07%	6/1/2029	$—	(3,840)	(2,296)	—	D/E
Raven Acquisition Holdings LLC (R1 RCM)	First Lien Term Loan	SOFR(M)	—	3.00%	6.90%	11/19/2031	$1,216,723	1,218,306	1,216,626	0.05%
Raven Acquisition Holdings LLC (R1 RCM)	First Lien Delayed Draw Term Loan	SOFR(M)	—	3.00%	6.90%	11/19/2031	$—	90	(9)	—	D
Surgery Partners Holdings, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.40%	12/19/2030	$2,649,377	2,659,339	2,654,106	0.10%
								107,185,963	106,491,203	4.06%
Health Care Technology
Athenahealth Group Inc.	First Lien Term Loan	SOFR(M)	—	3.25%	7.15%	2/15/2032	$383,040	378,719	383,040	0.01%
Cotiviti Holdings, Inc	First Lien Term Loan	SOFR(M)	—	2.75%	6.43%	2/24/2031	$1,528,385	1,518,590	1,469,924	0.06%
Cotiviti Holdings, Inc	First Lien Term Loan	SOFR(M)	—	2.75%	6.43%	2/27/2032	$900,110	893,007	862,607	0.03%
Gainwell Acquisition Corp.	First Lien Term Loan	SOFR(Q)	—	4.50%	8.22%	8/11/2031	$378,917	371,489	381,524	0.01%
MRO Parent Corporation	First Lien Term Loan	SOFR(M)	0.75%	4.50%	8.40%	6/9/2032	$34,413,120	33,993,622	34,206,641	1.31%	E
MRO Parent Corporation	First Lien Revolver	SOFR(M)	0.75%	4.50%	8.40%	6/9/2032	$—	(36,847)	(18,136)	—	D/E
MRO Parent Corporation	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.50%	8.40%	6/9/2032	$3,022,672	2,985,825	3,004,536	0.11%	E
Mpulse Mobile Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.82%	8/26/2032	$—	(32,206)	(367,033)	(0.01)%	D/E
Mpulse Mobile Inc.	First Lien Revolver	SOFR(Q)	0.75%	4.75%	8.82%	8/26/2032	$—	(48,309)	(563,491)	(0.02)%	D/E
Mpulse Mobile Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.82%	8/26/2032	$39,820,296	39,489,817	35,995,356	1.37%	E
PointClickCare Technologies Inc. (Canada)	First Lien Term Loan	SOFR(M)	—	2.75%	6.57%	11/3/2031	$4,360,587	4,367,443	4,355,812	0.17%	C
Zelis Healthcare Corp	First Lien Term Loan	SOFR(M)	—	2.75%	6.65%	9/15/2029	$1,931,574	1,922,886	1,925,712	0.07%
								85,804,036	81,636,492	3.11%
Health Care Equipment and Supplies
Armstrong Bidco Inc.	First Lien Term Loan	SOFR(M)	—	2.75%	6.66%	9/15/2033	$1,887,000	1,887,000	1,886,802	0.07%

Hotels, Restaurants and Leisure
Alterra Mountain Company	First Lien Term Loan	SOFR(M)	—	2.50%	6.40%	5/31/2030	$1,237,500	1,245,017	1,238,280	0.05%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Hotels, Restaurants and Leisure (Continued)
BetClic Everest Group S.A.S. (France)	First Lien Term Loan	SOFR(Q)	—	2.75%	6.82%	12/31/2031	$454,860	$453,803	$456,284	0.02%	C
Fertitta Entertainment, LLC	First Lien Term Loan	SOFR(M)	0.50%	3.25%	7.15%	1/27/2029	$3,526,147	3,520,087	3,530,907	0.13%
GAIA Purchaser, Inc. (Global Business Travel Group Inc.)	First Lien Term Loan	SOFR(M)	—	4.00%	8.08%	6/23/2033	$894,000	889,530	890,648	0.03%	E/L
Herschend Entertainment Company LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.40%	5/31/2032	$2,976,990	2,985,177	2,980,949	0.11%
IRB Holding Corp	First Lien Term Loan	SOFR(M)	0.75%	2.50%	6.40%	12/15/2030	$1,921,204	1,922,285	1,921,713	0.07%
Motion Finco LLC	First Lien Term Loan B	SOFR(S)	—	3.50%	7.76%	11/12/2029	$681,555	683,577	458,775	0.02%
Pioneer Opco LLC	First Lien Term Loan	SOFR(M)	—	3.25%	7.15%	5/8/2033	$929,000	924,587	932,293	0.04%
Scientific Games Holdings LP	First Lien Term Loan	SOFR(Q)	0.50%	3.00%	6.75%	4/4/2029	$970,117	963,026	859,485	0.03%
Showtime Acquisition LLC (World Choice)	First Lien Term Loan	SOFR(Q)	—	4.75%	8.47%	8/13/2031	$43,967,451	43,660,823	43,637,694	1.66%
Stonebridge Companies, LLC	First Lien Term Loan	SOFR(M)	0.75%	4.75%	8.65%	5/16/2031	$6,211,870	6,140,083	6,261,565	0.24%	E
Stonebridge Companies, LLC	First Lien Revolver	SOFR(M)	0.75%	4.75%	8.65%	5/16/2030	$—	(12,989)	—	—	D/E
Stonebridge Companies, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	4.75%	8.65%	5/16/2031	$—	(10,359)	14,342	—	D/E
TRQ Sales LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	7.32%	8/13/2032	$1,492,500	1,477,463	1,484,903	0.06%
TWG Sports LLC	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	10.57%	6/26/2027	$24,301,661	24,030,015	24,034,343	0.92%	E
Voyager Parent LLC	First Lien Term Loan	SOFR(Q)	—	4.25%	8.32%	7/1/2032	$1,741,443	1,729,379	1,745,823	0.07%
Whatabrands LLC	First Lien Term Loan	SOFR(Q)	—	2.75%	6.39%	7/29/2033	$1,208,816	1,205,844	1,209,100	0.05%
								91,807,348	91,657,104	3.50%
Household Durables
Hunter Douglas Holding BV (Netherlands)	First Lien Term Loan	SOFR(Q)	—	3.00%	7.07%	1/17/2032	$4,053,176	4,049,688	4,065,498	0.16%	C
Pye-Barker Fire & Safety LLC	First Lien Term Loan	SOFR(Q)	—	2.50%	6.57%	12/10/2032	$1,952,606	1,952,007	1,957,732	0.07%
Pye-Barker Fire & Safety LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	2.50%	6.57%	12/16/2032	$45,785	45,695	46,553	—
								6,047,390	6,069,783	0.23%
Independent Power and Renewable Electricity Producers
Clearlight Energy Holdings, L.P.	First Lien Term Loan	SOFR(Q)	—	2.50%	6.60%	9/17/2033	$947,000	942,265	942,857	0.04%

Industrial Conglomerates
Resurge Buyer, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	—	2.50%	6.41%	9/23/2033	$—	—	(402)	—	D
Resurge Buyer, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.41%	9/23/2033	$549,514	548,140	547,283	0.02%
Naples US Holdco Inc.	First Lien Term Loan	SOFR(M)	—	2.75%	6.66%	9/18/2033	$900,411	898,160	900,316	0.04%
Naples US Holdco Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	—	2.75%	6.66%	9/19/2033	$—	(168)	(14)	—	D
								1,446,132	1,447,183	0.06%
Insurance
Alliant Holdings Intermediate, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.40%	9/19/2031	$12,249,197	12,218,904	12,184,460	0.46%
AmeriLife Holdings, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.80%	8/31/2029	$23,551,245	23,385,393	23,433,489	0.90%	E
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.80%	8/31/2029	$653,017	642,936	637,436	0.02%	E
AmeriLife Holdings, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.00%	8.80%	8/31/2028	$484,273	477,403	474,588	0.02%	E
AmeriLife Holdings, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.80%	8/31/2029	$914,574	905,480	910,001	0.03%	E
Amwins Group Inc	First Lien Term Loan	SOFR(M)	—	2.00%	5.90%	1/30/2032	$1,488,636	1,486,028	1,471,130	0.06%
Amynta Agency Borrower Inc. (Mayfield)	First Lien Term Loan	SOFR(M)	—	2.50%	6.40%	12/29/2031	$4,442,401	4,435,161	4,437,159	0.17%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Insurance (Continued)
Ardonagh Group FinCo Pty Ltd (Australia)	First Lien Term Loan	SOFR(Q)	—	3.00%	7.07%	2/27/2031	$2,661,092	$2,663,889	$2,641,799	0.10%	C
Bella Holding Conmpany, LLC	First Lien Term Loan	SOFR(M)	—	3.25%	7.15%	5/10/2033	$544,635	539,402	545,942	0.02%
EBS Parent Holdings Inc. (The Difference Card)	First Lien Term Loan	SOFR(Q)	0.75%	4.75%	8.82%	7/1/2032	$14,456,545	14,337,817	14,456,545	0.55%	E
EBS Parent Holdings Inc. (The Difference Card)	First Lien Revolver	SOFR(Q)	0.75%	4.75%	8.82%	7/1/2032	$—	(9,969)	—	—	D/E
EBS Parent Holdings Inc. (The Difference Card)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.75%	8.59%	7/1/2032	$847,547	817,658	847,547	0.03%	E
Galway Borrower LLC	First Lien Term Loan	SOFR(Q)	0.75%	4.50%	8.57%	2/23/2033	$3,130,379	3,107,281	3,130,379	0.12%	E
Galway Borrower LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.50%	8.57%	2/23/2033	$5,188,422	5,153,126	5,188,422	0.20%	E
Higginbotham Insurance Agency, Inc.	First Lien Term Loan	SOFR(M)	1.00%	4.50%	8.40%	6/11/2031	$15,236,897	15,236,897	15,236,897	0.59%	E
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	4.50%	8.40%	6/11/2031	$4,119,300	4,068,173	4,119,300	0.16%	E
Higginbotham Insurance Agency, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	4.50%	8.40%	6/11/2031	$343,857	342,701	343,857	0.01%	E
Hub International Limited	First Lien Term Loan	SOFR(Q)	—	2.25%	5.98%	6/20/2030	$1,858,386	1,856,357	1,859,715	0.07%
Integrity Marketing Acquisition, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.76%	8/25/2028	$12,319,701	12,296,063	12,307,381	0.47%	E
Integrity Marketing Acquisition, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.00%	8.76%	8/25/2028	$—	(60,842)	(4,185)	—	D/E
Jones Deslauriers Insurance Management Inc. (Canada)	First Lien Term Loan	SOFR(Q)	—	3.00%	6.82%	3/15/2030	$2,999,895	2,943,163	2,965,021	0.11%	C
Summit Acquisition Inc.	First Lien Term Loan	SOFR(M)	—	3.50%	7.40%	10/16/2031	$1,116,164	1,116,591	1,119,886	0.04%
Truist Insurance Holdings, LLC	First Lien Term Loan	SOFR(Q)	—	2.75%	6.82%	5/6/2031	$7,663,726	7,676,633	7,541,605	0.29%
TFP US Financing LLC (Bermuda)	First Lien Term Loan	SOFR(Q)	—	2.75%	6.82%	8/12/2033	$1,111,000	1,100,043	1,101,629	0.04%	C
USI Inc.	First Lien Term Loan	SOFR(Q)	—	2.25%	6.32%	11/29/2030	$1,860,759	1,859,876	1,861,968	0.07%
								118,596,164	118,811,971	4.53%
Internet and Catalog Retail
Syndigo, LLC	First Lien Revolver	SOFR(Q)	0.75%	5.00%	8.76%	9/2/2032	$673,205	637,613	496,489	0.02%	E
Syndigo, LLC	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.76%	9/2/2032	$31,069,241	30,806,423	29,764,333	1.13%	E
								31,444,036	30,260,822	1.15%
Internet Software and Services
Bynder Bidco B.V. (Netherlands)	First Lien Term Loan B	SOFR(Q)	1.00%	5.50%	9.31%	1/26/2029	$2,100,016	2,075,665	2,091,314	0.08%	C/E
Bynder Bidco B.V. (Netherlands)	First Lien Revolver B	SOFR(Q)	1.00%	5.50%	9.31%	1/26/2029	$—	(547)	(709)	—	C/D/E
Bynder Bidco, Inc. (Netherlands)	First Lien Term Loan A	SOFR(Q)	1.00%	5.50%	9.31%	1/26/2029	$579,315	572,597	576,914	0.02%	C/E
Bynder Bidco, Inc. (Netherlands)	First Lien Revolver A	SOFR(Q)	1.00%	5.50%	9.31%	1/26/2029	$—	(1,985)	(195)	—	C/D/E
Civicplus LLC	First Lien Term Loan	SOFR(Q)	0.75%	3.13% Cash + 2.75% PIK	9.64%	8/24/2030	$10,931,127	10,872,187	10,839,196	0.41%	E
Civicplus LLC	First Lien Revolver	SOFR(Q)	0.75%	3.13% Cash + 2.75% PIK	9.64%	8/23/2030	$—	(3,722)	(5,876)	—	D/E
Civicplus LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	3.13% Cash + 2.75% PIK	9.64%	8/24/2030	$3,736,470	3,690,667	3,683,633	0.14%	E
e-Discovery Acquireco, LLC (Reveal)	First Lien Term Loan	SOFR(Q)	1.00%	6.25%	10.01%	8/23/2029	$8,514,886	8,411,654	7,499,826	0.29%	E
e-Discovery Acquireco, LLC (Reveal)	First Lien Initial Term Loan	SOFR(Q)	1.00%	5.50%	9.26%	9/1/2028	$6,591,034	6,591,034	5,747,645	0.22%	E
e-Discovery Acquireco, LLC (Reveal)	First Lien Revolver	SOFR(Q)	1.00%	6.25%	10.01%	8/23/2029	$1,057,065	1,043,538	885,229	0.03%	E
Gympass US, LLC	First Lien Term Loan	SOFR(M)	1.00%	3.25% Cash + 3.25% PIK	10.52%	8/29/2029	$2,920,643	2,916,815	2,920,643	0.11%	E
Gympass US, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.50%	3.25% Cash + 3.25% PIK	10.52%	8/29/2029	$13,113,984	13,082,074	13,113,984	0.51%	E
								49,249,977	47,351,604	1.81%
IT Services
Anthracite Buyer, Inc. (Coalfire)	First Lien Term Loan	SOFR(Q)	0.75%	4.50%	8.25%	12/3/2032	$17,151,957	17,076,326	17,083,349	0.65%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
IT Services (Continued)
Anthracite Buyer, Inc. (Coalfire)	First Lien Revolver	SOFR(Q)	0.75%	4.50%	8.25%	12/3/2032	$—	$(18,908)	$(17,152)	—	D/E
Crewline Buyer, Inc. (New Relic)	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.57%	11/8/2030	$9,559,143	9,419,046	8,985,594	0.34%	E
Crewline Buyer, Inc. (New Relic)	First Lien Revolver	SOFR(Q)	1.00%	6.75%	10.57%	11/8/2030	$—	(14,593)	(59,745)	—	D/E
Coreweave Financing DDTL V LLC	First Lien Delayed Draw Term Loan	SOFR(D)	—	4.50%	8.37%	6/30/2033	$2,013,864	1,995,051	2,031,274	0.08%
Coreweave Financing DDTL V LLC	First Lien Delayed Draw Term Loan	SOFR(M)	—	5.50%	9.26%	9/30/2031	$884,937	841,717	897,576	0.03%
Ensono Holdings, Inc.	First Lien Term Loan	SOFR(M)	—	4.11%	8.02%	5/26/2028	$18,704,663	18,624,100	18,682,779	0.70%
Fortress Intermediate 3, Inc	First Lien Term Loan	SOFR(M)	—	3.00%	6.79%	6/27/2031	$3,107,269	3,115,691	3,105,964	0.12%
Intercept Bidco, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	9.58%	6/3/2030	$11,144,958	11,008,533	10,966,639	0.42%	E
Intercept Bidco, Inc.	First Lien Revolver	SOFR(Q)	1.00%	5.75%	9.58%	6/3/2030	$—	(21,147)	(27,641)	—	D/E
Lambda Compute II LLC	First Lien Term Loan	SOFR(D)	1.00%	3.00%	6.87%	12/31/2030	$305,000	303,502	306,206	0.01%
Madison Logic Holdings, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	7.00%	10.76%	12/29/2028	$2,291,456	2,266,824	1,739,215	0.07%	E
Madison Logic Holdings, Inc.	First Lien Revolver	SOFR(Q)	1.00%	7.00%	10.76%	12/30/2027	$—	(64)	(20,679)	—	D/E
Research Now Group, LLC (Dynata)	First Lien First Out Term Loan	SOFR(Q)	1.00%	5.76%	9.50%	10/15/2031	$1,309,670	571,848	560,977	0.02%
Research Now Group, LLC (Dynata)	First Lien Term Loan	SOFR(Q)	—	5.26%	8.98%	7/15/2028	$231,124	221,201	219,760	0.01%
Serrano Parent, LLC (Sumo Logic)	First Lien Term Loan	SOFR(Q)	1.00%	6.50%	10.25%	5/12/2030	$4,110,490	4,057,607	3,654,226	0.14%	E
Serrano Parent, LLC (Sumo Logic)	First Lien Revolver	SOFR(Q)	1.00%	6.50%	10.25%	5/12/2030	$180,366	175,077	134,865	0.01%	E
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	First Lien Term Loan	SOFR(M)	—	2.50%	6.40%	7/13/2031	$7,609,260	7,608,062	7,580,307	0.29%
Trident Technologies LLC	First Lien Term Loan	SOFR(M)	—	4.50%	8.40%	2/6/2032	$7,295,156	7,245,546	7,108,218	0.27%
								84,475,419	82,931,732	3.16%
Life Sciences Tools and Services
Alcami Corporation	First Lien Term Loan	SOFR(Q)	1.00%	5.65%	9.47%	12/21/2029	$961,366	961,366	953,675	0.04%	E
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(Q)	—	5.65%	9.41%	12/21/2029	$1,266,263	1,255,082	1,256,133	0.05%	E
Alcami Corporation	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.65%	9.72%	12/21/2029	$70,767	70,767	70,201	—	E
Alcami Corporation	First Lien Revolver	SOFR(Q)	—	5.65%	9.41%	12/21/2029	$—	(810)	(1,799)	—	D/E
DNAnexus, Inc	First Lien Delayed Draw Term Loan	SOFR(M)	3.00%	5.25%	9.15%	12/18/2029	$1,199,513	1,167,671	1,192,316	0.05%	E
DNAnexus, Inc	First Lien Term Loan	SOFR(M)	3.00%	5.25%	9.15%	12/20/2029	$5,997,566	5,958,836	5,961,581	0.22%	E
Parexel International, Inc.	First Lien Term Loan	SOFR(M)	—	2.50%	6.40%	12/9/2031	$2,233,125	2,239,931	2,236,910	0.09%
Star Parent Inc.	First Lien Term Loan	SOFR(Q)	—	3.50%	7.57%	9/27/2030	$2,309,725	2,307,172	2,322,867	0.09%
Sotera Health Holdings, LLC	First Lien Term Loan	SOFR(M)	—	2.25%	6.15%	5/30/2031	$2,875,234	2,883,536	2,880,036	0.10%
								16,843,551	16,871,920	0.64%
Multiline Retail
Boots Group Finco LP	First Lien Term Loan	SOFR(Q)	—	3.25%	7.20%	7/22/2032	$2,040,580	2,045,152	2,049,089	0.08%

Machinery
Advanced Cooling Technologies Inc.	First Lien Term Loan	SOFR(M)	0.50%	4.50%	8.40%	5/19/2033	$25,075,842	24,957,082	24,975,539	0.94%	E
Advanced Cooling Technologies Inc.	First Lien Revolver	SOFR(M)	0.50%	4.50%	8.40%	5/19/2033	$—	(23,236)	(19,625)	—	D/E
Coorstek Inc.	First Lien Term Loan	SOFR(Q)	—	2.50%	6.58%	10/28/2032	$666,654	663,750	668,531	0.03%
Cube Industrials Buyer Inc. (Circor)	First Lien Term Loan	SOFR(Q)	—	3.00%	6.74%	10/20/2031	$927,917	926,748	930,821	0.04%
Hobbs & Associates, LLC	First Lien Term Loan	SOFR(S)	—	2.75%	6.62%	7/23/2031	$2,460,496	2,454,606	2,458,454	0.09%
Madison IAQ LLC	First Lien Term Loan	SOFR(Q)	—	1.75%	5.47%	5/6/2032	$3,569,919	3,560,689	3,567,188	0.14%
LSF12 Helix Parent LLC	First Lien Term Loan	SOFR(M)	—	3.00%	6.90%	1/21/2033	$2,249,620	2,235,893	2,252,241	0.09%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Machinery (Continued)
Resilience Parent LLC (Maclean PWR SYS)	First Lien Term Loan	SOFR(Q)	—	2.50%	6.57%	1/24/2033	$1,563,083	$1,563,561	$1,562,270	0.06%
TK Elevator US Newco Inc.	First Lien Term Loan	SOFR(S)	0.50%	2.75%	6.70%	4/30/2030	$4,699,321	4,702,744	4,722,583	0.18%
								41,041,837	41,118,002	1.57%
Media
As1 Sports Bidco Ltd (United Kingdom)	First Lien Delayed Draw Term Loan	EURIBOR(Q)	0.50%	5.50%	7.82%	3/25/2033	€3,348,000.00	3,759,831	3,828,469	0.15%	C/E/M
As1 Sports Bidco Ltd (United Kingdom)	First Lien Term Loan	EURIBOR(Q)	0.50%	5.50%	7.81%	4/9/2033	€34,875,000.00	40,385,433	39,771,216	1.51%	C/E/M
Fleet US Bidco Inc (Argus Media)	First Lien Term Loan	SOFR(S)	—	2.50%	6.48%	2/21/2031	$1,397,668	1,397,668	1,404,656	0.05%	E
Kid Distro Holdings, LLC	First Lien Term Loan	SOFR(Q)	—	5.50%	9.57%	8/15/2033	$22,752,325	22,415,844	22,421,324	0.85%	E
Kid Distro Holdings, LLC	First Lien Revolver	SOFR(Q)	—	5.50%	9.57%	8/15/2033	$—	(62,013)	(61,020)	0.01%	D/E
Streamland Media Midco LLC	First Lien First Out Term Loan	SOFR(Q)	—	5.76% PIK	9.84%	3/31/2029	$1,557,804	1,524,708	126,182	—	E/G
Streamland Media Midco LLC	First Lien Last Out Term Loan	SOFR(Q)	1.00%	6.76% PIK	10.84%	3/31/2029	$1,429,701	1,257,227	—	—	E/G
Streamland Media Midco LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	1.00% Cash + 4.76% PIK	9.84%	3/31/2029	$436,491	436,491	419,031	0.02%	E
Streamland Media Midco LLC	First Lien Revolver	SOFR(Q)	—	5.76% PIK	9.84%	3/31/2029	$220,007	215,333	17,821	—	E/G
TL Voltron Purchaser, LLC (GES)	First Lien Term Loan	SOFR(M)	1.00%	5.25%	9.15%	12/31/2030	$11,548,908	11,385,294	11,502,712	0.44%	E
								82,715,816	79,430,391	3.03%
Metals and Mining
Alro Steel Corporation	First Lien Term Loan	SOFR(M)	—	3.50%	7.42%	9/23/2033	$703,000	699,485	703,000	0.03%	E
SCIH Salt Holdings Inc.	First Lien Term Loan	SOFR(Q)	—	2.75%	6.50%	7/30/2031	$1,111,000	1,094,720	1,103,851	0.04%
TEGA MC US Inc (Grinding Media Inc.)	First Lien Term Loan	SOFR(Q)	—	3.50%	7.26%	3/24/2033	$892,000	883,482	897,022	0.03%
								2,677,687	2,703,873	0.10%
Oil, Gas and Consumable Fuels
Deep Blue Operating I, LLC	First Lien Term Loan	SOFR(Q)	—	2.25%	6.09%	3/31/2029	$1,145,245	1,146,734	1,147,398	0.04%
Palmdale Oil Company, LLC	First Lien Term Loan	SOFR(Q)	—	4.75%	8.82%	12/12/2031	$985,411	982,113	977,528	0.04%	E
Palmdale Oil Company, LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	4.75%	8.82%	12/12/2031	$—	—	(6,106)	—	D/E
Venture Global Calcasieu Pass LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	7.32%	4/2/2033	$718,200	708,132	723,195	0.03%
								2,836,979	2,842,015	0.11%
Pharmaceuticals
Opal Bidco SAS (Opella) (France)	First Lien Term Loan	SOFR(Q)	—	2.50%	6.57%	4/28/2032	$6,454,963	6,476,720	6,482,623	0.25%	C

Paper and Forest Products
Alpine Acquisition Corp II (48Forty)	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.25%	9.15%	1/14/2031	$—	(381)	(2)	—	D/E
Alpine Acquisition Corp II (48Forty)	First Lien Revolver	SOFR(M)	1.00%	5.25%	9.15%	1/14/2031	$—	(7,611)	(9)	—	D/E
Alpine Acquisition Corp II (48Forty)	First Lien Second Out Term Loan	SOFR(M)	1.00%	5.00%	8.90%	1/14/2031	$438,883	438,883	436,952	0.02%	E
Alpine Acquisition Corp II (48Forty)	First Lien Third Out Term Loan	SOFR(M)	1.00%	5.25%	9.15%	1/14/2031	$569,039	569,039	563,975	0.02%	E
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.90%	10.66%	12/23/2026	$1,282,984	1,280,772	1,256,300	0.04%	E
FSK Pallet Holding Corp. (Kamps)	First Lien Term Loan	SOFR(Q)	1.25%	6.40%	10.45%	12/23/2026	$1,024,849	1,024,849	1,003,100	0.04%	E
								3,305,551	3,260,316	0.12%
Professional Services
Allied Benefit Systems Intermediate, LLC	First Lien Term Loan	SOFR(M)	0.75%	5.00%	8.90%	10/31/2030	$41,358,078	41,191,219	41,358,077	1.57%	E
Allied Benefit Systems Intermediate, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	0.75%	5.00%	8.90%	10/31/2030	$—	—	—	—	E
Applause App Quality, Inc.	First Lien Term Loan	SOFR(Q)	1.50%	6.00%	10.08%	10/24/2029	$15,007,034	14,823,103	13,236,204	0.51%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Professional Services (Continued)
Applause App Quality, Inc.	First Lien Revolver	SOFR(Q)	1.50%	6.00%	9.74%	10/24/2029	$150,070	$140,056	$(27,013)	—	D/E
Avalon Borrower LLC (Gaming Labs)	First Lien Term Loan	SOFR(Q)	0.75%	4.50%	8.48%	6/18/2033	$14,564,423	14,424,759	14,462,472	0.55%	E
Avalon Borrower LLC (Gaming Labs)	First Lien Term Loan	EURIBOR(Q)	0.75%	4.50%	7.09%	6/18/2033	€16,165,133	18,389,230	18,232,637	0.70%	E/M
Avalon Borrower LLC (Gaming Labs)	First Lien Revolver	SOFR(Q)	0.75%	4.50%	8.48%	6/17/2033	$—	(77,701)	(56,720)	—	D/E
AlixPartners LLP	First Lien Term Loan	SOFR(M)	—	2.00%	5.90%	8/12/2032	$1,488,750	1,477,067	1,484,686	0.06%
Bullhorn, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	—	5.00%	8.90%	9/30/2029	$12,136,269	12,127,381	11,863,203	0.45%	E
Bullhorn, Inc.	First Lien Term Loan	SOFR(M)	1.00%	5.00%	8.90%	10/1/2029	$10,262,184	10,247,860	10,031,285	0.38%	E
Bullhorn, Inc.	First Lien Revolver	SOFR(M)	1.00%	5.00%	8.90%	10/1/2029	$197,141	195,597	137,999	0.01%	E
Bullhorn, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	5.00%	8.90%	9/30/2029	$1,400,965	1,399,048	1,369,443	0.05%	E
Corinthia Bidco Limited (Walkers Professional Services) (Cayman Islands)	First Lien Term Loan	SOFR(Q)	0.50%	4.00%	7.80%	6/2/2033	$21,571,506	21,468,752	21,485,220	0.82%	C/E
Corinthia Bidco Limited (Walkers Professional Services) (Cayman Islands)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.50%	4.00%	7.80%	6/2/2033	$—	(90,028)	(75,600)	—	C/D/E
Corinthia Bidco Limited (Walkers Professional Services) (Cayman Islands)	First Lien Revolver	SOFR(Q)	0.50%	4.00%	7.80%	6/1/2033	$378,000	333,004	340,200	0.01%	C/E
Chronicle Parent LLC (Lexitas)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.75%	4/15/2031	$30,402,199	30,172,275	30,158,981	1.14%	E
Chronicle Parent LLC (Lexitas)	First Lien Revolver	SOFR(Q)	1.00%	5.00%	8.75%	4/15/2031	$—	(24,509)	(25,926)	—	D/E
Chronicle Parent LLC (Lexitas)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	5.00%	8.75%	4/15/2031	$2,069,618	1,996,091	1,991,840	0.08%	E
Citrin Cooperman Advisors LLC	First Lien Term Loan	SOFR(Q)	—	3.00%	7.07%	3/6/2032	$4,221,517	4,220,740	4,175,904	0.16%
CoreLogic, Inc. (fka First American Corporation)	First Lien Term Loan	SOFR(M)	—	4.25%	8.15%	7/16/2031	$2,709,437	2,657,008	2,570,578	0.10%
DTI Holdco, Inc. (Epiq)	First Lien Term Loan	SOFR(M)	0.75%	4.00%	7.90%	4/26/2029	$10,629,915	10,608,085	10,313,994	0.39%
Element Materials Technology Group US Holdings Inc.	First Lien Term Loan	SOFR(Q)	0.50%	3.50%	7.57%	6/24/2029	$3,722,301	3,726,347	3,734,715	0.14%
Grant Thornton Advisors LLC	First Lien Term Loan	SOFR(M)	—	2.75%	6.65%	6/2/2031	$6,225,409	6,211,548	5,996,221	0.23%
GI Consilio Parent LLC (Skopima Consilio Parent LLC)	First Lien Term Loan	SOFR(M)	0.50%	3.50%	7.40%	5/12/2028	$20,394,012	20,305,689	19,476,281	0.74%
HSI Halo Acquisitions, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.82%	6/28/2031	$6,072,760	6,072,760	6,042,396	0.23%	E
HSI Halo Acquisitions, Inc.	First Lien Revolver	SOFR(Q)	0.75%	5.00%	8.82%	6/28/2031	$—	—	(3,679)	—	D/E
HSI Halo Acquisitions, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.82%	6/28/2031	$544,915	544,915	542,190	0.02%	E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	9.82%	1/16/2030	$4,576,570	4,526,337	4,411,813	0.17%	E
Huckabee Acquisition, LLC (MOREgroup)	First Lien Revolver	SOFR(Q)	1.00%	5.75%	9.82%	1/16/2030	$306,125	299,405	284,084	0.01%	E
Heron BidCo, LLC	First Lien Term Loan	SOFR(Q)	—	3.75%	7.82%	11/15/2032	$717,000	715,208	718,344	0.03%
ICIMS, Inc.	First Lien Incremental Term Loan	SOFR(Q)	0.75%	6.25%	10.07%	8/18/2028	$1,152,092	1,145,574	983,120	0.04%	E
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	8.75%	12/20/2031	$5,522,812	5,471,258	5,500,721	0.21%	E
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.00%	8.98%	12/20/2031	$2,663,197	2,638,043	2,652,432	0.10%	E
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Revolver	SOFR(Q)	0.75%	5.00%	8.98%	12/20/2031	$—	(10,143)	(4,341)	—	D/E
Lighthouse Parent Holdings, Inc (Aperture)	First Lien Delayed Draw Term Loan	SOFR(Q)	—	5.00%	8.98%	12/20/2031	$—	(133,979)	(57,692)	—	D/E
OVG Business Services LLC (Oak View)	First Lien Term Loan	SOFR(M)	—	3.00%	6.90%	6/15/2031	$1,814,604	1,814,479	1,824,439	0.07%
Secretariat Advisors LLC	First Lien Term Loan	SOFR(Q)	—	4.00%	8.07%	2/24/2032	$7,241,668	7,214,304	7,022,173	0.27%
Secretariat Advisors LLC	First Lien Delayed Draw Term Loan	SOFR(Q)	—	4.00%	8.07%	2/24/2032	$—	—	(26,848)	—	D
Vensure Employer Services, Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.00%	9.07%	9/27/2031	$18,937,367	18,848,997	18,855,482	0.72%	E
Vensure Employer Services, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.50%	5.00%	9.07%	9/27/2031	$—	(33,925)	(16,366)	—	D/E
								265,035,854	260,962,949	9.96%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Real Estate Management and Development
Community Merger Sub Debt LLC (CINC Systems)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.32%	1/18/2030	$10,119,171	$10,020,310	$10,074,131	0.39%	E
Community Merger Sub Debt LLC (CINC Systems)	First Lien Revolver	SOFR(Q)	0.75%	5.25%	9.32%	1/18/2030	$399,545	377,571	390,653	0.01%	E
								10,397,881	10,464,784	0.40%
Road and Rail
PODS LLC	First Lien Term Loan	SOFR(M)	—	4.50%	8.39%	5/6/2031	$301,245	297,059	278,567	0.01%

Semiconductors and Semiconductor Equipment
Gryphon Debt Merger Sub Inc. (Altera Corporation LLC)	First Lien Term Loan	SOFR(Q)	—	2.75%	6.61%	8/17/2028	$835,800	832,113	839,260	0.03%

Software
Applied Systems, Inc.	First Lien Term Loan	SOFR(Q)	0.50%	2.75%	6.82%	12/6/2028	$485,745	485,744	484,655	0.02%
Avalara, Inc.	First Lien Term Loan	SOFR(Q)	—	2.50%	6.57%	3/26/2032	$459,199	457,397	450,075	0.02%
Barracuda Parent LLC	First Lien Term Loan	SOFR(Q)	—	4.50%	8.32%	8/15/2029	$666,011	658,083	471,369	0.02%
Bluefin Holding, LLC (Allvue)	First Lien Term Loan	SOFR(Q)	1.00%	4.25%	8.11%	9/12/2029	$17,648,902	17,448,556	17,666,551	0.67%	E
Bluefin Holding, LLC (Allvue)	First Lien Revolver	SOFR(Q)	1.00%	4.25%	8.11%	9/12/2029	$—	(14,625)	—	—	D/E
Boxer Parent Company, Inc.	First Lien Term Loan	SOFR(Q)	—	2.75%	6.51%	7/30/2031	$4,826,372	4,833,327	4,571,371	0.17%
Central Parent LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	7.32%	7/6/2029	$972,650	963,915	678,423	0.03%
Clearwater Analytics Holdings, Inc.	First Lien Term Loan	SOFR(M)	1.00%	4.50%	8.40%	5/30/2033	$7,475,548	7,439,602	7,438,170	0.28%	E
Clearwater Analytics Holdings, Inc.	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	4.50%	8.40%	5/30/2033	$—	(6,657)	(6,922)	—	D/E
Clearwater Analytics Holdings, Inc.	First Lien Revolver	SOFR(M)	1.00%	4.50%	8.40%	5/30/2033	$—	(4,327)	(4,499)	—	D/E
Cloudera, Inc.	First Lien Term Loan	SOFR(M)	0.50%	3.85%	7.75%	10/8/2028	$2,046,659	2,034,743	1,912,603	0.07%
Clover Holding 2, LLC (COHESITY)	First Lien Term Loan	SOFR(M)	—	3.75%	7.64%	10/31/2031	$2,495,347	2,497,956	2,468,846	0.09%
Delta Topco, Inc	First Lien Term Loan	SOFR(Q)	—	2.75%	6.59%	12/3/2029	$3,889,072	3,893,513	3,810,085	0.15%
Deepl Se (Germany)	First Lien Term Loan	SOFR(Q)	2.50%	5.00%	9.07%	6/26/2030	$16,895,175	16,714,344	16,607,957	0.63%	C/E
Deepl Se (Germany)	First Lien Delayed Draw Term Loan	SOFR(Q)	2.50%	5.00%	9.07%	6/26/2030	$—	—	(251,316)	(0.01)%	C/D/E
Deepl Se (Germany)	First Lien Delayed Draw Term Loan	SOFR(Q)	2.50%	5.00%	9.07%	6/26/2030	$—	—	(8,333)	—	C/D/E
Douglas Holdings, Inc (Docupace)	First Lien Term Loan	SOFR(Q)	1.00%	5.75%	9.82%	8/27/2030	$8,550,747	8,467,268	8,114,659	0.31%	E
Douglas Holdings, Inc (Docupace)	First Lien Delayed Draw Term Loan B	SOFR(Q)	1.00%	5.75%	9.82%	8/27/2030	$1,858,858	1,840,711	1,764,056	0.07%	E
Douglas Holdings, Inc (Docupace)	First Lien PIK Delayed Draw Term Loan	SOFR(Q)	1.00%	5.75%	9.82%	8/27/2030	$1,535,412	1,535,413	1,457,106	0.06%	E
Douglas Holdings, Inc (Docupace)	First Lien Revolver	SOFR(Q)	1.00%	5.75%	9.82%	8/27/2030	$—	(7,259)	(37,921)	—	D/E
Dawn Bidco, LLC	First Lien Term Loan	SOFR(Q)	—	3.00%	6.82%	3/1/2031	$2,327,168	2,303,270	2,243,902	0.09%
Darktrace Finco US LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	6.99%	10/9/2031	$381,131	380,531	363,386	0.01%
Emburse Inc.	First Lien Term Loan	SOFR(Q)	0.75%	4.25%	8.32%	4/10/2032	$26,049,261	25,996,643	25,528,276	0.97%	E
Emburse Inc.	First Lien Revolver	SOFR(Q)	0.75%	4.25%	8.32%	5/28/2032	$—	(4,698)	(93,033)	—	D/E
Emburse Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	4.25%	8.32%	5/28/2032	$—	(9,396)	(93,033)	—	D/E
Epicor Software Corporation (fka Eagle Parent Inc.)	First Lien Term Loan	SOFR(M)	0.75%	2.75%	6.65%	5/30/2031	$4,777,427	4,764,389	4,698,814	0.18%
Flexport Capital, LLC	First Lien Term Loan	SOFR(M)	2.00%	5.50%	9.32%	6/30/2029	$25,317,664	25,142,873	25,064,487	0.96%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Software (Continued)
Flexport Capital, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	2.00%	5.50%	9.32%	6/30/2029	$—	$(133,623)	$(193,606)	(0.01)%	D/E
Fusion Risk Management, Inc.	First Lien Term Loan	SOFR(Q)	1.00%	6.00%	9.76%	5/22/2029	$4,036,148	4,008,483	4,020,003	0.15%	E
Fusion Risk Management, Inc.	First Lien Revolver	SOFR(M)	1.00%	6.00%	9.90%	5/22/2029	$183,041	177,870	181,211	0.01%	E
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.82%	7/13/2027	$9,752,089	9,718,960	8,035,721	0.31%	E
FirstUp, Inc	First Lien Term Loan	SOFR(Q)	1.00%	6.75%	10.82%	7/13/2027	$1,002,010	998,606	825,656	0.03%	E
FirstUp, Inc	First Lien Revolver	SOFR(Q)	1.00%	6.75%	10.82%	7/13/2027	$908,548	905,462	748,644	0.03%	E
Finastra USA Inc.	First Lien Term Loan	SOFR(S)	—	4.00%	7.75%	7/30/2032	$826,335	819,069	799,095	0.03%
Freedom Bidco Limited (Ireland)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	6.28%	10.10%	12/31/2028	$20,829,384	20,649,518	20,594,179	0.79%	C/E
GTY Technology Holdings Inc.	First Lien Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.13% PIK	10.70%	7/9/2029	$3,942,027	3,910,778	3,829,679	0.15%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	2.50% Cash + 4.13% PIK	10.70%	7/9/2029	$1,138,982	1,131,526	1,106,521	0.04%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	2.50% Cash + 4.13% PIK	10.45%	7/9/2029	$820,422	813,028	797,040	0.03%	E
GTY Technology Holdings Inc.	First Lien Revolver	SOFR(Q)	1.00%	6.00%	10.07%	7/9/2029	$253,460	243,795	223,362	0.01%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	—	2.50% Cash + 4.13% PIK	10.38%	7/9/2029	$350,496	347,126	340,507	0.01%	E
GTY Technology Holdings Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	—	2.50% Cash + 4.13% PIK	10.70%	7/9/2029	$208,540	206,942	202,597	0.01%	E
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Term Loan	SOFR(Q)	1.00%	5.00%	8.84%	3/10/2031	$13,226,180	13,079,400	13,358,442	0.51%	E
G-3 Apollo Acquisition Corp (Appriss Retail)	First Lien Revolver	SOFR(Q)	1.00%	5.00%	8.84%	3/10/2031	$—	(31,851)	—	—	D/E
Genesys Cloud Services Inc.	First Lien Term Loan	SOFR(M)	—	2.25%	6.15%	1/23/2032	$597,512	595,211	585,935	0.02%
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Term Loan	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	10.15%	9/30/2030	$15,036,261	14,886,035	14,705,463	0.56%	C/E
Honey Intermediate, Inc. (iLobby) (Canada)	First Lien Revolver	SOFR(M)	1.00%	2.88% Cash + 3.38% PIK	10.15%	9/30/2030	$—	(16,815)	(41,193)	—	C/D/E
Hyphen Solutions, LLC	First Lien Delayed Draw Term Loan	SOFR(M)	1.00%	4.50%	8.40%	8/6/2032	$—	(13,402)	(38,506)	—	D/E
Hyphen Solutions, LLC	First Lien Revolver	SOFR(M)	1.00%	4.50%	8.40%	8/6/2032	$—	(16,083)	(23,103)	—	D/E
Hyphen Solutions, LLC	First Lien Term Loan	SOFR(M)	1.00%	4.50%	8.40%	8/6/2032	$34,395,178	34,251,518	34,188,807	1.30%	E
JOBVITE, Inc. (Employ, Inc.)	First Lien Last Out Term Loan	SOFR(Q)	0.75%	7.50%	11.26%	8/5/2028	$2,321,515	2,303,276	1,791,388	0.07%	E
IQN Holding Corporation (Beeline)	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.25%	9.32%	5/2/2029	$38,966,789	38,719,729	38,480,638	1.47%	E
IVXS UK Limited (ComplyAdvantage) (United Kingdom)	First Lien Term Loan (4.5% Exit Fee)	SOFR(Q)	4.00%	5.75%	9.75%	5/19/2029	$9,466,533	9,403,682	9,296,135	0.35%	C/E/H
IVXS UK Limited (ComplyAdvantage) (United Kingdom)	First Lien Delayed Draw Term Loan (4.5% Exit Fee)	SOFR(Q)	4.00%	5.75%	9.75%	5/27/2029	$3,155,511	3,134,561	3,098,712	0.12%	C/E/H
ION Platform Finance US Inc.	First Lien Term Loan	SOFR(Q)	—	3.75%	7.82%	9/30/2032	$1,693,444	1,673,240	1,310,726	0.05%
Kaseya, Inc.	First Lien Term Loan	SOFR(Q)	—	3.25%	7.07%	3/20/2032	$2,444,087	2,443,683	2,046,019	0.08%
Logicmonitor Inc.	First Lien Term Loan	SOFR(Q)	0.75%	5.50%	9.32%	11/19/2031	$36,628,138	36,331,118	35,712,435	1.36%	E
Logicmonitor Inc.	First Lien Revolver	SOFR(Q)	0.75%	5.50%	9.32%	11/19/2031	$—	(13,629)	(46,413)	—	D/E
Logicmonitor Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	0.75%	5.50%	9.32%	10/7/2032	$—	(35,247)	(272,200)	(0.01)%	D/E
MH Sub I, LLC (Micro Holding Corp.)	First Lien Term Loan	SOFR(M)	—	4.25%	8.15%	12/11/2031	$1,486,525	1,477,390	1,395,475	0.05%
MH Sub I, LLC (Micro Holding Corp.)	First Lien 2023 Incremental Term Loan	SOFR(M)	1.00%	4.25%	8.15%	5/3/2028	$1,068,575	1,068,230	1,060,657	0.04%
Mitchell International Inc.	First Lien Term Loan	SOFR(M)	—	3.00%	6.90%	1/22/2031	$3,026,308	3,019,041	2,977,963	0.11%
Onward Acquireco Inc (Onestream Inc)	First Lien Delayed Draw Term Loan	SOFR(M)	—	2.38% Cash + 2.68% PIK	8.95%	4/1/2033	$—	(38,428)	(22,075)	—	D/E
Onward Acquireco Inc (Onestream Inc)	First Lien Revolver	SOFR(M)	—	2.38% Cash + 2.68% PIK	8.95%	4/1/2033	$—	(16,015)	(9,200)	—	D/E
Onward Acquireco Inc (Onestream Inc)	First Lien Term Loan	SOFR(M)	—	2.38% Cash + 2.68% PIK	8.95%	4/1/2033	$13,049,299	12,959,672	12,997,102	0.50%	E

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Software (Continued)
Planview Parent, Inc.	First Lien Term Loan	SOFR(Q)	—	3.50%	7.57%	12/17/2027	$3,237,522	$3,230,917	$2,711,425	0.10%
Project Boost Purchaser, LLC (JD Power, AutoData Inc.)	First Lien Term Loan	SOFR(Q)	—	2.75%	6.82%	7/2/2031	$4,794,672	4,796,767	4,700,625	0.18%
Ping Identity Holding Corp	First Lien Term Loan	SOFR(Q)	—	2.75%	6.73%	11/15/2032	$1,648,715	1,652,692	1,643,217	0.06%
Proofpoint, Inc.	First Lien Term Loan	SOFR(Q)	—	3.00%	7.07%	8/21/2028	$1,476,187	1,474,528	1,478,999	0.06%
Proofpoint, Inc.	First Lien Term Loan	SOFR(Q)	—	4.50%	8.57%	7/29/2033	$2,467,735	2,415,471	2,478,556	0.09%
Polaris Newco, LLC	First Lien Term Loan	SOFR(Q)	0.50%	4.26%	8.08%	6/2/2028	$2,897,807	2,898,238	2,722,316	0.10%
Qlik Technologies Inc. (Project Alpha)	First Lien Term Loan	SOFR(Q)	—	3.25%	7.32%	10/28/2030	$994,196	995,901	702,683	0.03%
RealPage, Inc.	First Lien Term Loan	SOFR(Q)	—	3.75%	7.82%	4/24/2028	$1,588,334	1,591,575	1,573,118	0.06%
Shackleton Bidco Inc. (Payworks) (Canada)	First Lien Revolver	CORRA(M)	0.75%	4.50%	6.78%	11/5/2032	CAD$-	(33,224)	(172,183)	(0.01)%	C/D/E/M
Shackleton Bidco Inc. (Payworks) (Canada)	First Lien Delayed Draw Term Loan	CORRA(M)	0.75%	4.50%	6.78%	11/5/2032	CAD$-	(132,895)	(688,730)	(0.03)%	C/D/E/M
Shackleton Bidco Inc. (Payworks) (Canada)	First Lien Term Loan	CORRA(M)	0.75%	4.50%	6.78%	11/5/2032	CAD$43,064,004	30,344,441	28,967,159	1.11%	C/E/M
Sophia, L.P. (Ellucian)	First Lien Term Loan	SOFR(M)	0.50%	2.50%	6.40%	10/7/2029	$1,109,217	1,109,009	1,091,392	0.04%
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Delayed Draw Term Loan	SOFR(Q)	1.00%	5.40%	9.47%	6/30/2028	$1,008,617	1,002,176	995,913	0.04%	E
Thunder Purchaser, Inc. (Vector Solutions)	First Lien Incremental Term Loan	SOFR(Q)	1.00%	5.40%	9.47%	6/30/2028	$564,826	562,132	559,514	0.02%	E
Cloud Software Group, Inc. (TIBCO Software Inc.)	First Lien Term Loan	SOFR(Q)	—	3.25%	7.32%	8/13/2032	$1,741,369	1,738,029	1,656,721	0.06%
Cloud Software Group, Inc. (TIBCO Software Inc.)	First Lien Term Loan	SOFR(Q)	—	3.25%	7.32%	8/7/2032	$548,615	500,930	521,357	0.02%
UKG Inc.	First Lien Term Loan	SOFR(Q)	—	2.25%	6.07%	1/30/2031	$422,899	423,037	410,984	0.02%
Xplor T1, LLC	First Lien Term Loan	SOFR(Q)	—	3.25%	7.05%	10/28/2032	$1,439,460	1,437,077	1,392,678	0.05%	E
								402,779,973	392,109,294	14.96%
Specialty Retail
Eg America LLC	First Lien Term Loan	SOFR(M)	—	3.25%	7.15%	2/10/2031	$666,330	663,297	668,412	0.03%
Mavis Tire Express Services Topco Corp	First Lien Term Loan	SOFR(S)	—	3.25%	6.92%	5/6/2033	$5,607,272	5,575,780	5,561,152	0.21%
Pug LLC	First Lien Term Loan	SOFR(M)	—	4.75%	8.65%	3/15/2030	$1,915,918	1,914,764	1,921,905	0.07%
RVR Dealership Holdings LLC	First Lien Term Loan	SOFR(Q)	—	4.50%	8.31%	2/26/2033	$746,250	739,367	717,101	0.03%
Speedster Bidco GMBH (Germany)	First Lien Term Loan	SOFR(Q)	—	2.75%	6.83%	12/10/2031	$2,451,469	2,466,630	2,434,113	0.09%	C
								11,359,838	11,302,683	0.43%
Trading Companies and Distributors
BCPE Empire Holdings, Inc.	First Lien Term Loan	SOFR(M)	—	3.25%	7.15%	12/11/2030	$1,198,330	1,196,009	1,160,882	0.04%
BCPE Empire Holdings, Inc.	First Lien Term Loan	SOFR(M)	—	3.50%	7.40%	12/29/2032	$1,865,625	1,857,128	1,799,740	0.07%
Veritiv Corp.	First Lien Term Loan	SOFR(Q)	—	4.00%	8.07%	11/17/2030	$391,495	390,123	388,940	0.01%
White Cap Supply Holdings, LLC	First Lien Tranche B Term Loan	SOFR(M)	—	3.25%	7.15%	10/19/2029	$7,738,848	7,716,718	7,707,235	0.30%
								11,159,978	11,056,797	0.42%
Textiles, Apparel and Luxury Goods
Beach Acquisition Bidco LLC	First Lien Term Loan	SOFR(M)	—	2.75%	6.65%	6/25/2032	$577,642	576,412	580,221	0.02%
WH Borrower, LLC (WHP)	First Lien Term Loan	SOFR(Q)	0.50%	4.25%	8.20%	2/20/2032	$50,000,000	49,897,724	50,282,749	1.92%
								50,474,136	50,862,970	1.94%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2026

Issuer(F)	Instrument	Ref(B)	Floor	Spread	Total Coupon	Maturity	Principal	Cost	Fair Value	% of Total Cash and Investment	Notes
Debt Investments - Continued
Technology Hardware, Storage and Peripherals
Composecure Holdings LLC	First Lien Term Loan	SOFR(Q)	—	2.25%	6.23%	1/14/2033	$861,840	$860,869	$861,120	0.03%
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	First Lien Term Loan	EURIBOR(Q)	1.00%	6.00%	8.55%	4/25/2031	€7,000,000.00	7,968,874	7,950,949	0.30%	C/E/M
SumUp Holdings Luxembourg S.A.R.L. (Luxembourg)	First Lien Delayed Draw Term Loan	SOFR(Q)	1.00%	6.00%	9.77%	4/25/2031	$12,800,000	12,750,002	12,800,000	0.49%	C/E
								21,579,745	21,612,069	0.82%
Transportation Infrastructure
Carrix, Inc.	First Lien Term Loan	SOFR(Q)	—	2.00%	6.07%	7/16/2033	$693,732	692,019	693,444	0.03%
Carrix, Inc.	First Lien Delayed Draw Term Loan	SOFR(Q)	—	2.00%	6.07%	7/16/2033	$—	—	(58)	—	D
Brown Group Holding, LLC	First Lien Term Loan	SOFR(M)	—	2.25%	6.15%	6/7/2028	$1,227,506	1,234,269	1,230,679	0.05%
KKR Apple Bidco, LLC	First Lien Term Loan	SOFR(M)	—	2.50%	6.40%	9/23/2031	$328,687	328,687	329,399	0.01%
								2,254,975	2,253,464	0.09%
Wireless Telecommunication Services
Digicel International Finance Ltd (Jamaica)	First Lien Term Loan	SOFR(M)	—	4.50%	8.40%	4/23/2033	$70,472	70,472	71,155	—	C
OpenMarket, Inc. (Infobip) (United Kingdom)	First Lien Term Loan	SOFR(Q)	0.75%	5.25%	9.32%	6/11/2029	$47,868,538	47,374,692	47,351,557	1.81%	C/E
								47,445,164	47,422,712	1.81%

Total Debt Investments - 155.4% of Net Assets								2,527,577,750	2,491,870,123	95.07%

Equity Securities

Media
Streamland Media Holdings LLC	Common Units						$12,363	645,215	—	—	E/I/J

Paper and Forest Products
48forty Intermediate Holdings, Inc.	Class A-1 Common Units						$285	—	—	—	E/I/J
48forty Intermediate Holdings, Inc.	Preferred Units						$285	1,087,468	864,924	0.03%	E/I/J
								1,087,468	864,924	0.03%

Total Equity Securities - 0.1% of Net Assets								1,732,683	864,924	0.03%

Total Investments - 155.5% of Net Assets								$2,529,310,433	$2,492,735,047	95.10%

Cash and Cash Equivalents - 8.0% of Net Assets									128,220,595	4.90%

Total Cash and Investments - 163.5% of Net Assets									$2,620,955,642	100.00%

BlackRock Private Credit Fund

Consolidated Schedule of Investments (Continued) (Unaudited)

September 30, 2026

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
(B)
100.0% of the fair value of total senior secured loans in the Fund’s portfolio bear interest at a floating rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), Euro Interbank Offered Rate (“EURIBOR” or "E"), Canadian Overnight Repo Rate Average (“CORRA” or "C"), or other base rate (commonly the Federal Funds Rate or the Prime Rate, “P”). In addition, 78.1% of the fair value of such senior secured loans have floors of 0.50% to 4.00%, with a weighted average of 0.87%. The borrower under a senior secured loan generally has the option to select from interest reset periods of one, two, three or six months and may alter that selection at the end of any reset period. The stated interest rate represents the weighted average interest rate at September 30, 2026 of all contracts within the specified loan facility. SOFR, EURIBOR, and CORRA reset daily (D), monthly (M), quarterly (Q) or semiannually (S).
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

Aggregate acquisitions and aggregate dispositions of investments totaled $631,444,979 and $356,534,357, respectively, for the nine months ended September 30, 2026. Aggregate acquisitions include investment assets received as payment in kind. Aggregate dispositions include principal paydowns on investments. The total value of restricted securities and bank debt as of September 30, 2026 was $2,492,735,047 or 95.1% of total cash and investments of the Fund. As of September 30, 2026, approximately 15.6% of the total assets of the Fund were not qualifying assets under Section 55(a) of the 1940 Act.

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

September 30, 2026

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

September 30, 2026

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

2. Summary of Significant Accounting Policies (Continued)

At September 30, 2026, the Fund’s investments were categorized as follows:

Level	Basis for Determining Fair Value	Broadly Syndicated Loans(1)	Middle Market Loans(2)	Equity Securities	Total
1	Quoted prices in active markets for identical assets	$—	$—	$—	$—
2	Other direct and indirect observable market inputs(3)	410,618,661	243,611,374	—	654,230,035
3	Valuation sources that employ significant unobservable inputs	10,295,947	1,827,344,141	864,924	1,838,505,012
Total		$420,914,608	$2,070,955,515	$864,924	$2,492,735,047

______________________

(1)
Includes senior secured loans that are broadly syndicated
(2)
Includes other senior secured loans
(3)
For example, quoted prices in inactive markets or quotes for comparable investments

Unobservable inputs used in the fair value measurement of Level 3 investments as of September 30, 2026 included the following:

Asset Type	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Range(1)
Broadly Syndicated Loans	$9,724,907	Market Quotations	Indicative bid/ask quotes	1 (1)
	571,040	Transaction Approach	N/A	N/A
Middle Market Loans	1,718,850,631	Income Approach	Discount rate	8.6% - 32.0% (10.5%)
	12,311,677	Market Comparable Companies	EBITDA Multiple	7.0x - 8.0x (7.8x)
	144,003	Market Comparable Companies	Revenue Multiple	0.3x (0.3x)
	60,884,967	Market Quotations	Indicative bid/ask quotes	1 (1)
	35,152,863	Transaction Approach	N/A	N/A
Equity Securities	864,924	Market Comparable Companies	EBITDA Multiple	9.5x (9.5x)
	—	Market Comparable Companies	Revenue Multiple	0.3x (0.3x)
$1,838,505,012

______________________

(1)
Representing the weighted average of each significant unobservable input range at the investment level by fair value.

During the nine months ended September 30, 2026, four senior debt positions with an aggregate fair value of $18.0 million transitioned from a transaction price approach to an income approach, six senior debt positions with an aggregate fair value of $12.3 million transitioned from an income approach to an expected recovery valuation model, five senior debt positions with an aggregate fair value of $1.4 million transitioned from an expected recovery valuation model to an income approach, and one senior debt position with a fair value of $0.1 million transitioned from a market quotation approach to a transaction price approach. The changes in approach were driven by considerations given to the financial performance of each portfolio company.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 for the three months ended September 30, 2026 were as follows:

	Independent Third-Party Valuation
	Broadly Syndicated Loans	Middle Market Loans	Equity Securities	Total
Beginning balance	$4,845,327	$1,842,945,405	$948,157	$1,848,738,889
Net realized and unrealized gains (losses)	141,099	(4,772,275)	(83,233)	(4,714,409)
Acquisitions(1)	2,414,282	121,957,771	—	124,372,053
Dispositions	(1,330,856)	(132,786,760)	—	(134,117,616)
Transfers into Level 3(2)	4,226,095	—	—	4,226,095
Ending balance	$10,295,947	$1,827,344,141	$864,924	$1,838,505,012

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$55,962	$(5,018,458)	$(83,233)	$(5,045,729)

______________________

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of two investments that were transferred from Level 2 to Level 3 due to decreased observable market activity.

Changes in investments categorized as Level 3 for the nine months ended September 30, 2026 were as follows:

	Independent Third-Party Valuation
	Broadly Syndicated Loans	Middle Market Loans	Equity Securities	Total
Beginning balance	$5,489,499	$1,634,436,928	$—	$1,639,926,427
Net realized and unrealized gains (losses)	(61,995)	(27,207,881)	(222,544)	(27,492,420)
Acquisitions(1)	4,971,643	516,914,728	1,087,468	522,973,839
Dispositions	(1,595,951)	(226,032,201)	—	(227,628,152)
Transfers into Level 3(2)	4,394,541	—	—	4,394,541
Transfers out of Level 3(3)	(2,901,790)	(70,767,433)	—	(73,669,223)
Ending balance	$10,295,947	$1,827,344,141	$864,924	$1,838,505,012

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(56,072)	$(26,124,232)	$(222,544)	$(26,402,848)

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

September 30, 2026

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

2. Summary of Significant Accounting Policies (Continued)

Changes in investments categorized as Level 3 for the three months ended September 30, 2025 were as follows:

	Independent Third-Party Valuation
	Broadly Syndicated Loans	Middle Market Loans	Equity Securities	Total
Beginning balance	$17,533,734	$1,231,671,822	$595,248	$1,249,800,804
Net realized and unrealized gains (losses)	(28,612)	(301,880)	(595,248)	(925,740)
Acquisitions(1)	2,219,460	393,138,427	—	395,357,887
Dispositions	(7,809,927)	(59,281,549)	—	(67,091,476)
Transfers into Level 3(2)	29,492	—	—	29,492
Transfers out of Level 3(3)	(8,141,319)	(46,483,299)	—	(54,624,618)
Ending balance	$3,802,828	$1,518,743,521	$—	$1,522,546,349

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$5,704	$(244,263)	$(595,248)	$(833,807)

(1)
Includes payments received in kind and accretion of original issue and market discounts.
(2)
Comprised of one investment that was transferred from Level 2 to Level 3 due to decreased observable market activity.
(3)
Comprised of twelve investments that were transferred from Level 3 to Level 2 due to increased observable market activity.

Changes in investments categorized as Level 3 for the nine months ended September 30, 2025 were as follows:

	Independent Third-Party Valuation
	Broadly Syndicated Loans	Middle Market Loans	Equity Securities	Total
Beginning balance	$6,263,383	$742,747,140	$407,753	$749,418,276
Net realized and unrealized gains (losses)	(5,172)	(2,980,539)	(645,215)	(3,630,926)
Acquisitions(1)	5,186,753	890,770,697	645,215	896,602,665
Dispositions	(1,910,580)	(115,371,105)	—	(117,281,685)
Transfers into Level 3(2)	531,826	3,678,314	—	4,210,140
Transfers out of Level 3(3)	(6,263,382)	(100,986)	(407,753)	(6,772,121)
Ending balance	$3,802,828	$1,518,743,521	$—	$1,522,546,349

Net change in unrealized appreciation/depreciation during the period on investments still held at period end (included in net realized and unrealized gains/losses, above)	$(4,135)	$(1,984,174)	$(645,215)	$(2,633,524)

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

September 30, 2026

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

Cash and Cash Equivalents

Cash consists of amounts held in accounts with the custodian bank. Cash equivalents consist of highly liquid investments with an original maturity of generally 60 days or less and may not be insured by the FDIC or may exceed federally insured limits. Cash equivalents are classified as Level 1 in the GAAP valuation hierarchy. At September 30, 2026, included in cash and cash equivalents was $105.2 million (6.6% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 3.73%. At December 31, 2025, included in cash and cash equivalents was $201.4 million (12.8% of net assets) held in the JPMorgan U.S. Treasury Plus Money Market Fund with a 7-day yield of 3.63%.

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

Foreign Currency Investments

The Fund may invest in instruments traded in foreign countries and denominated in foreign currencies. Foreign currency denominated investments comprised approximately 6.4% and 2.3% of total investments at September 30, 2026 and December 31, 2025, respectively. Such positions were converted at the respective closing foreign exchange rates in effect at September 30, 2026 and reported in U.S. dollars. Purchases and sales of investments and income and expense items denominated in foreign currencies, when they occur, are translated into U.S. dollars based on the foreign exchange rates in effect on the respective dates of such transactions. The portion of gains and losses on foreign investments resulting from fluctuations in foreign currencies is included in net realized and unrealized gain or loss from investments.

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

September 30, 2026

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

September 30, 2026

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

September 30, 2026

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40),” which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Fund is currently assessing the impact of this guidance, however, the Fund does not expect a material impact on its consolidated financial statements.

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

September 30, 2026

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

For the three months ended September 30, 2026 and 2025, the Investment Adviser earned $5.0 million and $3.3 million in management fees, respectively. For the nine months ended September 30, 2026 and 2025, the Investment Adviser earned $15.1 million and $8.0 million in management fees, respectively.

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

September 30, 2026

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

For the three months ended September 30, 2026, the Investment Adviser earned $5.0 million and waived $(0.5) million in incentive fees. For the three months ended September 30, 2025, the Investment Adviser earned $3.9 million in incentive fees. For the nine months ended September 30, 2026, the Investment Adviser earned $15.9 million and waived $(2.8) million in incentive fees. For the nine months ended September 30, 2025, the Investment Adviser earned $8.7 million in incentive fees. For the three and nine months ended September 30, 2026, the Fund did not accrue any incentive fees on capital gains on a liquidation basis (but not payable) under GAAP. For the three months ended September 30, 2025, the Fund did not accrue any incentive fees on capital gains on a liquidation basis (but not payable) under GAAP. For the nine months ended September 30, 2025, the Fund reversed the $0.5 million accrual reserve for incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP on a cumulative basis.

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

September 30, 2026

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

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares, as applicable: assistance with record keeping, answering investor inquiries regarding the Fund, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Distributor will waive the shareholder servicing and/or distribution fee that broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.

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

For the three months ended September 30, 2026, the Fund accrued distribution and shareholder servicing fees of $242,024 and $1,421, respectively, which were attributable to Class S and Class D shares. For the nine months ended September 30, 2026, the Fund accrued distribution and shareholder servicing fees of $740,086 and $4,284, respectively, which were attributable to Class S and Class D shares. For the three months ended September 30, 2025, the Fund accrued distribution and shareholder servicing fees of $203,738 and $2,520, which were attributable to Class S and Class D shares, respectively. For the nine months ended September 30, 2025, the Fund accrued distribution and shareholder servicing fees of $489,878 and $7,356, respectively, which were attributable to Class S and Class D shares.

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

September 30, 2026

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

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Fund’s commencement of the Expense Support and Conditional Reimbursement Agreement:

For the Quarter ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
September 30, 2025	$3,096,173	$—	$3,096,173
December 31, 2025	$7,682,911	$—	$7,682,911
March 31, 2026	$10,208,957	$—	$10,208,957
June 30, 2026	$8,586,633	$—	$8,586,633
September 30, 2026	$3,891,043	$—	$3,891,043
Total	$33,465,717	$—	$33,465,717

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

4. Debt (Continued)

Total debt outstanding and available at September 30, 2026 was as follows:

	Maturity	Rate	Carrying Value	Available	Total Capacity
Credit Facility	2036	SOFR+1.90%(1)	$260,000,000	$390,000,000	$650,000,000
Revolving Credit Facility	2030	SOFR+1.88%(2)	155,350,831	209,649,169	365,000,000	(3)
SG Revolving Credit Facility	2027	SOFR+1.25%	200,000,000	—	200,000,000
BMO Revolving Credit Facility	2031	SOFR+1.50%	50,000,000	150,000,000	200,000,000
Tranche A Notes	2027	7.14%	70,000,000	—	70,000,000
Tranche B Notes	2030	7.33%	55,000,000	—	55,000,000
Promissory Notes	2055	12.00%	110,000	—	110,000
2025A Tranche B Notes	2030	6.14%	150,000,000	—	150,000,000
2025A Tranche A Notes	2028	5.78%	50,000,000	—	50,000,000
Total leverage			$990,460,831	$749,649,169	$1,740,110,000
Unamortized issuance costs			(1,550,116)
Debt, net of unamortized issuance costs			$988,910,715

(1) The outstanding amount was subject to a SOFR credit adjustment of 0.20%.

(2) As of September 30, 2026, $86.3 million of the outstanding amount bore interest at a rate of EURIBOR + 1.88%. $69.0 million of the outstanding amount bore interest at a rate of CORRA + 1.88%, and was subject to a CORRA credit spread adjustment of 0.30%.

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

The combined weighted-average interest rate excluding fees on total debt outstanding at September 30, 2026 and December 31, 2025 was 5.59% and 5.91%, respectively. Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of September 30, 2026 and December 31, 2025, the estimated fair value of the outstanding debt approximated its carrying value.

Total expenses related to debt included the following:

	For the Nine Months Ended September 30,
	2026	2025
Interest expense	$39,419,708	$28,047,671
Amortization of deferred debt issuance costs	2,091,089	897,250
Commitment fees	2,664,075	1,148,148
Total	$44,174,872	$30,093,069

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

4. Debt (Continued)

Outstanding debt is carried at amortized cost in the Consolidated Statements of Assets and Liabilities. As of September 30, 2026, the estimated fair values of the Credit Facility, Revolving Credit Facility, SG Revolving Credit Facility, BMO Revolving Credit Facility, Tranche A Notes, Tranche B Notes, Promissory Notes, 2025A Tranche B Notes and 2025A Tranche A Notes were $268.8 million, $156.7 million, $203.1 million, $50.5 million, $72.6 million, $57.2 million, $0.1 million, $155.0 million and $51.5 million, respectively. As of December 31, 2025, the estimated fair values of the Credit Facility, Revolving Credit Facility, SG Revolving Credit Facility, Tranche A Notes, Tranche B Notes, Promissory Notes, 2025A Tranche B Notes and 2025A Tranche A Notes were $268.1 million, $51.6 million, $203.3 million, $72.6 million, $57.3 million, $0.1 million, $155.1million and $51.5 million, respectively. The estimated fair values of the credit facilities and Notes were determined by discounting projected remaining payments using market interest rates for borrowings of the Fund and entities with similar credit risks at the measurement date. The estimated fair values of the credit facilities and Notes, as prepared for disclosure purposes, were deemed to be Level 3 in the GAAP valuation hierarchy.

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

4. Debt (Continued)

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

SG Revolving Credit Facility

On May 28, 2025, BlackRock Private Credit Fund Leverage II, LLC (the “SG Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Fund, established the SG Revolving Credit Facility, a $200.0 million revolving credit facility with Societe Generale as Administrative agent. The SG Revolving Credit Facility matures on May 29, 2027 and generally bears interest at term SOFR plus, for a period of 1 year from the date of entry into the SG Revolving Credit Facility, 1.15% and, thereafter 1.25%. The proceeds of the SG Revolving Credit Facility were used to acquire a portfolio of broadly syndicated leveraged loans (the “SG Portfolio Assets”). Pursuant to a collateral management agreement between the SG Borrower and the Fund, the Fund was responsible for the selection, management and reporting of the SG Portfolio Assets. The SG Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the SG Borrower of additional indebtedness and on the SG Borrower’s ability to make distributions, as well as customary events of default. As of September 30, 2026, the SG Borrower was in full compliance with such covenants.

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

September 30, 2026

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

Promissory Notes

On October 1, 2025, the Fund closed on an offering of 110 promissory notes due October 1, 2055 (the “Promissory Notes”) in a private offering, with each Promissory Note being issued in connection with the issuance of one common share of the Fund (the “Promissory Notes Offering”) to accredited investors (as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (“Securities Act”). The aggregate principal amount of the Promissory Notes is $110,000 less the net asset value, as of October 1, 2025, of the common shares issued in the Promissory Notes Offering. The Fund will pay an interest totaling $120 per year on each outstanding Promissory Note, with such interest to be paid semi-annually on or before June 30 and December 31 each year, beginning on December 31, 2025.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

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

The Consolidated Schedule of Investments include certain revolving loan facilities and other commitments with unfunded balances at September 30, 2026 and December 31, 2025 as follows:

		Unfunded Balances
Issuer	Maturity Date	September 30, 2026 (Unaudited)	December 31, 2025
Alcami Corporation	12/21/2028	N/A	$104,876
Alcami Corporation	12/21/2029	224,908	N/A
AmeriLife Holdings, LLC	8/31/2029	2,463,125	3,119,196
AmeriLife Holdings, LLC	8/31/2028	1,452,819	1,614,244
Applause App Quality, Inc.	10/24/2029	1,350,633	1,200,563
Anthracite Buyer, Inc. (Coalfire)	12/3/2032	4,287,989	4,287,989
Allied Benefit Systems Intermediate, LLC	10/31/2030	5,163,116	5,163,116
Alpine Acquisition Corp II (48Forty)	1/14/2031	44,371	N/A
Alpine Acquisition Corp II (48Forty)	1/14/2031	177,483	N/A
Azuria Water Solutions Inc	1/26/2033	149,518	N/A
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	1/14/2033	2,289,620	N/A
Aryeh Bidco Investment Ltd (DentalCorp) (Canada)	1/14/2033	4,387,392	N/A
As1 Sports Bidco Ltd (United Kingdom)	3/25/2033	2,607,980	N/A
Advanced Cooling Technologies Inc.	5/19/2033	4,906,143	N/A
Avalon Borrower LLC (Gaming Labs)	6/17/2033	8,102,824	N/A
Bluefin Holding, LLC (Allvue)	9/12/2029	1,190,668	1,190,668
Bullhorn, Inc.	10/1/2029	1,281,416	1,281,416
Bullhorn, Inc.	9/30/2029	N/A	1,124,030
Bynder Bidco B.V. (Netherlands)	1/26/2029	171,174	171,174
Bynder Bidco, Inc. (Netherlands)	1/26/2029	47,160	47,160
Beekeeper Buyer Inc. (Archway)	6/30/2031	1,452,291	1,452,291
Brown & Settle, Inc.	5/16/2030	612,946	612,946
Beacon Pointe Harmony, LLC	9/30/2033	71,168	N/A
Chronicle Parent LLC (Lexitas)	4/15/2031	7,652,604	8,925,000
Chronicle Parent LLC (Lexitas)	4/15/2031	3,240,741	3,240,741
Civicplus LLC	8/24/2030	2,546,218	2,546,218
Civicplus LLC	8/23/2030	698,657	698,657
Cherry Bekaert Advisory, LLC	6/28/2030	N/A	447,254
Cherry Bekaert Advisory, LLC	6/28/2030	N/A	3,627,369
Clever Devices Ltd.	6/12/2030	N/A	432,891
Clydesdale Acquisition Holdings, Inc	4/13/2029	N/A	4,852

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

5. Commitments and Contingencies (Continued)

		Unfunded Balances (Continued)
Issuer	Maturity Date	September 30, 2026 (Unaudited)	December 31, 2025
Cohnreznick Advisory LLC	3/31/2032	N/A	$3,357,941
Community Merger Sub Debt LLC (CINC Systems)	1/18/2030	1,598,180	1,997,725
Compsych Holdings Corp	7/22/2031	3,737,596	3,737,596
Crewline Buyer, Inc. (New Relic)	11/8/2030	995,744	995,744
CP Iris Holdco I, Inc	10/27/2032	96,409	324,100
Corinthia Bidco Limited (Walkers Professional Services) (Cayman Islands)	6/2/2033	18,900,000	N/A
Corinthia Bidco Limited (Walkers Professional Services) (Cayman Islands)	6/1/2033	9,072,000	N/A
Clearwater Analytics Holdings, Inc.	5/30/2033	1,384,361	N/A
Clearwater Analytics Holdings, Inc.	5/30/2033	899,835	N/A
Coreweave Financing DDTL V LLC	9/30/2031	595,063	N/A
Carrix, Inc.	7/16/2033	138,746	N/A
DNAnexus, Inc	12/18/2029	N/A	16,793,184
Douglas Holdings, Inc (Docupace)	8/27/2030	N/A	1,635,795
Douglas Holdings, Inc (Docupace)	8/27/2030	N/A	281,657
Douglas Holdings, Inc (Docupace)	8/27/2030	743,543	743,543
Deepl Se (Germany)	6/26/2030	14,783,278	14,783,278
Deepl Se (Germany)	6/26/2030	4,166,336	4,166,336
Dragos, Inc.	6/30/2030	N/A	19,924,142
Dragos, Inc.	6/30/2030	N/A	7,315,247
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	2,791,776	3,641,447
EBS Parent Holdings Inc. (The Difference Card)	7/1/2032	1,213,816	1,213,816
Emburse Inc.	5/28/2032	4,651,654	4,651,654
Emburse Inc.	5/28/2032	4,651,654	4,651,654
Express Wash Acquisition Company, LLC (Whistle)	4/10/2031	1,274,611	1,274,611
e-Discovery Acquireco, LLC (Reveal)	8/23/2029	384,388	672,678
EdgeCo Buyer, Inc.	6/1/2028	N/A	585,680
EdgeCo Buyer, Inc.	6/1/2028	N/A	917,566
Easypark Strategy Ab (Sweden)	12/19/2030	2,708,029	N/A
FirstUp, Inc	7/13/2027	N/A	908,548
Flexport Capital, LLC	6/30/2029	19,360,567	19,360,567
Fusion Holding Corp. (Finalsite)	9/15/2028	371,133	167,010
Fusion Risk Management, Inc.	5/22/2029	274,560	335,574

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

5. Commitments and Contingencies (Continued)

		Unfunded Balances (Continued)
Issuer	Maturity Date	September 30, 2026 (Unaudited)	December 31, 2025
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	N/A	$2,870,057
G-3 Apollo Acquisition Corp (Appriss Retail)	3/10/2031	2,870,057	2,583,051
GC Champion Acquisition LLC (Numerix)	8/19/2028	N/A	3,682,906
GC Waves Holdings, Inc. (Mercer)	10/4/2030	831,419	831,419
GTY Technology Holdings Inc.	7/9/2029	802,620	1,056,080
GC Waves Holdings, Inc. (Mercer)	10/4/2030	19,304,067	28,606,431
Griffon Bidco Inc. (Layerzero)	7/31/2031	4,597,405	4,597,405
Griffon Bidco Inc. (Layerzero)	7/31/2031	4,597,405	4,597,405
Higginbotham Insurance Agency, Inc.	6/11/2031	7,860,000	12,000,000
Higginbotham Insurance Agency, Inc.	12/10/2027	N/A	345,585
Honey Intermediate, Inc. (iLobby) (Canada)	9/30/2030	1,872,401	1,872,401
HSI Halo Acquisitions, Inc.	6/28/2031	N/A	551,868
HSI Halo Acquisitions, Inc.	6/28/2031	735,825	735,825
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	N/A	1,020,417
Huckabee Acquisition, LLC (MOREgroup)	1/16/2030	306,125	612,250
Hyphen Solutions, LLC	8/6/2032	6,417,610	6,417,610
Hyphen Solutions, LLC	8/6/2032	3,850,566	3,850,566
Hobbs & Associates, LLC	7/23/2031	N/A	414,167
Integrity Marketing Acquisition, LLC	8/26/2033	N/A	2,709,613
Integrity Marketing Acquisition, LLC	8/25/2028	4,184,623	4,184,623
Intercept Bidco, Inc.	6/3/2030	N/A	2,591,349
Intercept Bidco, Inc.	6/3/2030	1,727,566	1,727,566
IVXS UK Limited (ComplyAdvantage) (United Kingdom)	5/19/2029	N/A	3,155,511
IvyRehab Intermediate II, LLC	4/23/2029	7,676,766	21,548,457
Isotope Finco 2, LLC	9/23/2033	182,431	N/A
JF Acquisition, LLC (JF Petroleum)	6/18/2030	4,505,216	6,723,169
JF Acquisition, LLC (JF Petroleum)	6/18/2030	4,158,661	4,158,661
June Purchaser LLC	11/28/2031	107,836	N/A
Kaman Corporation	2/26/2032	N/A	494,807
Kaman Corporation	2/26/2032	440,072	N/A
Kid Distro Holdings, LLC	10/1/2029	N/A	1,546,384
Kid Distro Holdings, LLC	8/15/2033	4,193,243	N/A
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	28,119	1,700,161
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	1,085,209	1,085,209
Lighthouse Parent Holdings, Inc (Aperture)	12/20/2031	14,423,077	N/A

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

5. Commitments and Contingencies (Continued)

		Unfunded Balances (Continued)
Issuer	Maturity Date	September 30, 2026 (Unaudited)	December 31, 2025
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	N/A	$1,594,443
LJ Avalon Holdings, LLC (Ardurra)	2/1/2029	689,596	689,596
LJ Avalon Holdings, LLC (Ardurra)	2/1/2030	261,877	N/A
Logicmonitor Inc.	11/19/2031	1,856,512	1,856,512
Logicmonitor Inc.	10/7/2032	10,888,019	10,888,019
Lucky US BuyerCo, LLC (Global Payments)	3/30/2029	16,382	37,679
Madison Logic Holdings, Inc.	12/30/2027	85,805	85,805
MRO Parent Corporation	6/9/2032	N/A	3,022,672
MRO Parent Corporation	6/9/2032	3,022,672	3,022,672
Modigent, LLC (Pueblo)	5/23/2028	1,021,491	1,021,491
Mpulse Mobile Inc.	8/26/2032	3,821,067	3,821,067
Mpulse Mobile Inc.	8/26/2032	5,731,601	5,731,601
MB2 Dental Solutions LLC	2/13/2031	13,806,149	N/A
Naples US Holdco Inc.	9/19/2033	134,613	N/A
NewEdge Capital Group, LLC	8/8/2033	3,157,951	N/A
NewEdge Capital Group, LLC	8/8/2033	1,846,755	N/A
Oak Funding LLC	12/2/2032	1,407,541	1,706,111
Onward Acquireco Inc (Onestream Inc)	4/1/2033	5,518,735	N/A
Onward Acquireco Inc (Onestream Inc)	4/1/2033	2,299,933	N/A
Payroc, LLC	11/1/2027	99,905	166,509
PMA Parent Holdings, LLC	1/31/2031	5,032,725	5,032,725
Pye-Barker Fire & Safety LLC	12/16/2032	246,600	126,750
Palmdale Oil Company, LLC	12/12/2031	N/A	228,988
Palmdale Oil Company, LLC	12/12/2031	763,292	763,292
Pyramid Analytics BV (Netherlands)	5/14/2029	N/A	309,850
Pareto Health Intermediate Holdings Inc	6/1/2029	459,249	N/A
Project Evergreen Buyer, Inc.	9/19/2033	114,754	N/A
Raven Acquisition Holdings LLC (R1 RCM)	11/19/2031	108,175	136,326
RBS Buyer Inc.	7/31/2031	3,406,439	3,406,439
RBS Buyer Inc.	7/31/2031	5,677,398	5,677,398
Resurge Buyer, LLC	9/23/2033	98,913	N/A
Secretariat Advisors LLC	2/24/2032	885,777	885,777
Serrano Parent, LLC (Sumo Logic)	5/12/2030	229,556	409,922

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

5. Commitments and Contingencies (Continued)

		Unfunded Balances (Continued)
Issuer	Maturity Date	September 30, 2026 (Unaudited)	December 31, 2025
Skydio, Inc	12/4/2029	N/A	$3,750,000
Spark Buyer, LLC (Sparkstone)	10/15/2031	N/A	4,701,603
Spark Buyer, LLC (Sparkstone)	10/15/2031	963,829	1,551,529
Spartan Bidco Pty Ltd (StarRez) (Australia)	1/24/2028	N/A	360,555
Streamland Media Midco LLC	3/31/2029	N/A	57,174
Stonebridge Companies, LLC	5/16/2031	1,792,747	1,792,747
Stonebridge Companies, LLC	5/16/2030	1,195,165	1,195,165
Syndigo, LLC	9/2/2032	3,534,325	4,207,530
Signia Aerospace, LLC	11/21/2031	N/A	119,638
Signia Aerospace, LLC	12/11/2031	86,405	N/A
Shackleton Bidco Inc. (Payworks) (Canada)	11/5/2032	3,826,279	3,826,279
Shackleton Bidco Inc. (Payworks) (Canada)	11/5/2032	15,305,116	15,305,116
SRS Acquiom Holdings LLC	1/14/2032	4,951,663	N/A
Thunder Purchaser, Inc. (Vector Solutions)	6/30/2028	342,194	342,194
Titan Home Improvement, LLC (Renuity)	5/31/2030	N/A	1,810,099
Titan Home Improvement, LLC (Renuity)	5/31/2030	1,236,901	1,508,416
Trintech, Inc.	7/25/2029	N/A	516,842
Vensure Employer Services, Inc.	9/19/2031	N/A	250,355
Vortex Companies, LLC	9/4/2029	N/A	4,658,247
Vortex Companies, LLC	9/4/2029	648,320	1,061,989
Vensure Employer Services, Inc.	9/27/2031	3,784,924	N/A
Wealth Enhancement Group, LLC	10/2/2028	N/A	3,896,494
Wealth Enhancement Group, LLC	10/4/2028	1,318,338	1,318,338
Wealth Enhancement Group, LLC	10/2/2028	6,036,539	7,609,295
Wharf Street Rating Acquisition, LLC (KBRA)	9/16/2032	3,937,508	3,937,508
Wharf Street Rating Acquisition, LLC (KBRA)	9/16/2032	3,937,508	3,937,508
Zenith AcquisitionCo LLC	1/13/2033	10,875,417	N/A
Zenith AcquisitionCo LLC	1/13/2033	4,255,453	N/A
Zeus US Bidco LLC	8/5/2033	84,913	N/A
Total Unfunded Balances		$388,927,587	$402,336,961

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

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

From time to time, the Investment Adviser advances payments to third parties on behalf of the Fund and receives reimbursement from the Fund under the Expense Support and Conditional Reimbursement Agreement. At September 30, 2026 and December 31, 2025, amounts reimbursable to the Investment Adviser under the Expense Support and Conditional Reimbursement Agreement totaled $0.4 million and $0.1 million, respectively, as reflected in the Consolidated Statements of Assets and Liabilities. The Investment Adviser may also elect to pay certain expenses on the Fund’s behalf, provided that no portion of an Expense Payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Fund. For the three months ended September 30, 2026, the Fund received $3.9 million in expense support from the Investment Adviser. For the nine months ended September 30, 2026, the Fund received $22.7 million in expense support from the Investment Adviser. For the three and nine months ended September 30, 2025, the Fund received $3.5 million in expense support from the Investment Adviser.

The Fund has entered into an administration agreement (the “Administration Agreement”) with the Administrator. Pursuant to the Administration Agreement, the Administrator will perform (or oversee, or arrange for, the performance by third parties of) the administrative services necessary for the operation of the Fund, including but not limited to, determining and publishing the Fund's net asset value (“NAV”), overseeing the preparation and filing of the Fund's tax returns, and the printing and dissemination of reports to shareholders of the Fund, and generally overseeing the payment of the Fund's expenses and the performance of administrative and professional services rendered to the Fund by others. The Fund reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities thereunder, including payments to the Administrator in an amount equal to the Fund’s allocable portion of overhead and other expenses incurred by the Administrator or its affiliate in performing its obligations and services under the Administration Agreement, such as rent, license fees and other costs associated with computer software utilized in providing such obligations and services and the Fund’s allocable portion of the cost of personnel attributable to performing such obligations and services, including, but not limited to, marketing, legal and other services performed by the Administrator for the Fund. The Administrator will also, on behalf of the Fund, arrange for the services of, and oversee, custodians, depositories, transfer agents, dividend disbursing agents, other shareholders servicing agents, accountants, attorneys, underwriters, brokers and dealers, corporate fiduciaries, insurers, banks, shareholders and such other persons in any such other capacity deemed to be necessary or desirable. For the nine months ended September 30, 2026 and 2025, the Fund incurred $1.4 million and $1.0 million, respectively, for such administrative service expenses.

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

September 30, 2026

7. Stockholders’ Equity and Dividends (Continued)

The Fund has the authority to issue an unlimited number of Common Shares of any class and an unlimited number of shares of preferred shares, at a par value $0.001 per share. As of September 30, 2026, the Fund had 63,179,048 Institutional shares, 4,861,742 Class S shares, and 97,047 Class D shares issued and outstanding.

The following table summarizes transactions in Common Shares for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
Institutional Class
Subscriptions	7,605,047	$180,246,519	22,110,537	$538,067,412
Distributions reinvested	1,654,663	39,144,311	1,549,923	37,803,872
Share transfers between classes	14,543	343,347	154,803	3,750,808
Share Repurchases	(7,135,055)	(168,169,470)	(457,907)	(11,150,896)
Net Increase (Decrease)	2,139,198	$51,564,707	23,357,356	$568,471,196

Class S
Subscriptions	585,322	$13,882,500	2,404,857	$58,711,061
Distributions reinvested	64,459	1,524,658	25,712	625,158
Share transfers between classes	(12,476)	(294,288)	—	—
Share Repurchases	(557,695)	(13,133,473)	(3,084)	(76,445)
Net Increase (Decrease)	79,610	$1,979,397	2,427,485	$59,259,774

Class D
Subscriptions	3,427	$81,500	139,419	$3,392,450
Distributions reinvested	5,132	121,391	2,503	60,696
Share transfers between classes	(2,067)	(49,059)	(154,803)	(3,750,808)
Share Repurchases	(2,795)	(65,655)	—	—
Net Increase (Decrease)	3,697	$88,177	(12,881)	$(297,662)

We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV). The following table presents our monthly NAV per share for each of the three classes of shares since our inception through September 30, 2026.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

7. Stockholders’ Equity and Dividends (Continued)

	NAV per Share
For the Month Ended	Institutional Class	Class S	Class D
June 30, 2022	$23.49	N/A	N/A
July 31, 2022	24.40	N/A	N/A
August 31, 2022	24.86	N/A	N/A
September 30, 2022	23.74	N/A	N/A
October 31, 2022	23.89	N/A	N/A
November 30, 2022	23.93	N/A	N/A
December 31, 2022	23.69	N/A	N/A
January 31, 2023	24.28	N/A	N/A
February 28, 2023	24.25	N/A	N/A
March 31, 2023	24.23	N/A	N/A
April 30, 2023	24.38	N/A	N/A
May 31, 2023	24.05	N/A	N/A
June 30, 2023	24.49	N/A	N/A
July 31, 2023	24.73	N/A	N/A
August 31, 2023	24.85	N/A	N/A
September 30, 2023	24.99	N/A	N/A
October 31, 2023	24.70	N/A	N/A
November 30, 2023	24.87	N/A	N/A
December 31, 2023	24.85	N/A	N/A
January 31, 2024	24.92	N/A	N/A
February 29, 2024	24.93	N/A	N/A
March 31, 2024	24.98	N/A	N/A
April 30, 2024	24.93	N/A	N/A
May 31, 2024	24.95	N/A	N/A
June 30, 2024	24.84	24.84	N/A
July 31, 2024	24.75	24.75	N/A
August 31, 2024	24.79	24.79	24.79
September 30, 2024	24.77	24.77	24.77
October 31, 2024	24.83	24.83	24.83
November 30, 2024	24.84	24.84	24.84
December 31, 2024	24.79	24.79	24.79
January 31, 2025	24.77	24.77	24.77
February 28, 2025	24.64	24.64	24.64
March 31, 2025	24.42	24.42	24.42
April 30, 2025	24.11	24.11	24.11
May 31, 2025	24.27	24.27	24.27
June 30, 2025	24.24	24.24	24.24
July 31, 2025	24.22	24.22	24.22
August 31, 2025	24.20	24.20	24.20
September 30, 2025	24.07	24.07	24.07
October 31, 2025	23.99	23.99	23.99
November 30, 2025	23.98	23.98	23.98
December 31, 2025	23.95	23.95	23.95
January 31, 2026	23.90	23.90	23.90
February 28, 2026	23.53	23.53	23.53
March 31, 2026	23.52	23.52	23.52
April 30, 2026	23.65	23.65	23.65
May 31, 2026	23.65	23.65	23.65
June 30, 2026	23.49	23.49	23.49
July 31, 2026	23.54	23.54	23.54
August 31, 2026	23.64	23.64	23.64
September 30, 2026	23.53	23.53	23.53

Dividends and distributions to common shareholders are recorded on the ex-dividend date. Distributions are declared considering net investment income available for distribution to shareholders, at the discretion of our Board of Trustees.

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

7. Stockholders’ Equity and Dividends (Continued)

Institutional Class

The following tables summarize the Fund's dividends declared for the Institutional Class shares for the nine months ended September 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$5,923,347
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	6,249,265
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	6,588,559
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.2300	7,190,565
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.2300	7,422,523
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.2300	7,802,691
July 25, 2025	July 30, 2025	August 27, 2025	Regular	0.2300	9,024,581
August 22, 2025	August 28, 2025	September 26, 2025	Regular	0.1980	8,822,622
September 26, 2025	September 29, 2025	October 29, 2025	Regular	0.1976	9,423,839
				$2.0056	$68,447,992
January 26, 2026	January 29, 2026	February 25, 2026	Regular	$0.1956	$12,008,822
February 24, 2026	February 26, 2026	March 27, 2026	Regular	0.1951	12,384,535
March 25, 2026	March 30, 2026	April 28, 2026	Regular	0.1922	12,554,379
April 29, 2026	April 29, 2026	May 27, 2026	Regular	0.1921	12,230,846
May 21, 2026	May 28, 2026	June 26, 2026	Regular	0.1931	12,406,751
June 23, 2026	June 29, 2026	July 29, 2026	Regular	0.1784	11,530,214
July 24, 2026	July 30, 2026	August 27, 2026	Regular	0.1772	11,033,947
August 25, 2026	August 28, 2026	September 28, 2026	Regular	0.1775	11,128,812
September 24, 2026	September 29, 2026	October 28, 2026	Regular	0.1783	11,264,824
				$1.6795	$106,543,131

Class S Shares

The following tables summarize the Fund's dividends declared for the Class S shares for the nine months ended September 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$0.2124	$472,537	$436,377
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	0.2125	527,138	487,029
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	0.2125	599,042	553,463
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.2300	0.2127	683,484	632,083
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.2300	0.2129	731,457	677,139
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.2300	0.2128	783,555	724,982
July 25, 2025	July 30, 2025	August 27, 2025	Regular	0.2300	0.2128	847,411	784,161
August 22, 2025	August 28, 2025	September 26, 2025	Regular	0.1980	0.1808	783,407	715,516
September 26, 2025	September 29, 2025	October 29, 2025	Regular	0.1976	0.1805	836,967	764,370
				$2.0056	$1.8500	$6,264,998	$5,775,120
January 26, 2026	January 29, 2026	February 25, 2026	Regular	$0.1956	$0.1786	$937,564	$856,245
February 24, 2026	February 26, 2026	March 27, 2026	Regular	0.1951	0.1782	963,373	879,794
March 25, 2026	March 30, 2026	April 28, 2026	Regular	0.1922	0.1755	967,310	883,414
April 29, 2026	April 29, 2026	May 27, 2026	Regular	0.1921	0.1754	949,261	866,922
May 21, 2026	May 28, 2026	June 26, 2026	Regular	0.1931	0.1763	958,874	875,689
June 23, 2026	June 29, 2026	July 29, 2026	Regular	0.1784	0.1616	891,640	807,897
July 24, 2026	July 30, 2026	August 27, 2026	Regular	0.1772	0.1606	851,665	771,683
August 25, 2026	August 28, 2026	September 28, 2026	Regular	0.1775	0.1608	858,510	777,875
September 24, 2026	September 29, 2026	October 28, 2026	Regular	0.1783	0.1616	866,848	785,441
				$1.6795	$1.5287	$8,245,046	$7,504,961

7. Stockholders’ Equity and Dividends (Continued)

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

Class D Shares

The following tables summarize the Fund's dividends declared for the Class D shares for the nine months ended September 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$0.2248	$30,170	$29,488
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	0.2248	32,328	31,597
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	0.2249	34,059	33,304
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.2300	0.2249	37,499	36,670
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.2300	0.2250	37,558	36,737
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.2300	0.2249	46,315	45,297
July 25, 2025	July 30, 2025	August 27, 2025	Regular	0.2300	0.2250	24,559	23,409
August 22, 2025	August 28, 2025	September 26, 2025	Regular	0.1980	0.1930	24,447	23,762
September 26, 2025	September 29, 2025	October 29, 2025	Regular	0.1976	0.1926	22,624	21,940
				$2.0056	$1.9598	$289,560	$282,204
January 26, 2026	January 29, 2026	February 25, 2026	Regular	$0.1956	$0.1906	$18,544	$18,071
February 24, 2026	February 26, 2026	March 27, 2026	Regular	0.1951	0.1901	18,656	18,180
March 25, 2026	March 30, 2026	April 28, 2026	Regular	0.1922	0.1873	18,546	18,073
April 29, 2026	April 29, 2026	May 27, 2026	Regular	0.1921	0.1872	18,650	18,175
May 21, 2026	May 28, 2026	June 26, 2026	Regular	0.1931	0.1882	18,862	18,381
June 23, 2026	June 29, 2026	July 29, 2026	Regular	0.1784	0.1735	17,528	17,044
July 24, 2026	July 30, 2026	August 27, 2026	Regular	0.1772	0.1723	17,010	16,541
August 25, 2026	August 28, 2026	September 28, 2026	Regular	0.1775	0.1726	17,132	16,659
September 24, 2026	September 29, 2026	October 28, 2026	Regular	0.1783	0.1734	17,304	16,825
				$1.6795	$1.6352	$162,233	$157,949

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

Through October 31, 2024, all of the Fund’s distributions resulted from net investment income. From November 1, 2024 through July 31, 2025, certain of the Fund's distributions were from sources other than net investment income. Through September 30, 2026 a portion of the Fund's distributions resulted and future distributions may result from expense support from the Investment Adviser, which is subject to repayment by the Fund within three years from the date of payment. Any such distribution may not be based solely on the Fund’s investment performance, and can only be sustained if the Fund achieves positive investment performance in future periods and/or the Investment Adviser continues to provide expense support. The Fund’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Fund will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Sources of distributions, other than net investment income and realized gains on a GAAP basis, may include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following tables present the sources of cash distributions on a GAAP basis that the Fund has declared on its common shares:

7. Stockholders’ Equity and Dividends (Continued)

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

	For the Nine Months Ended September 30, 2026
	Institutional Class		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.68	$106,543,131	$1.53	$7,504,961	$1.64	$157,949
Net realized gains	—	—	—	—	—	—
Total	$1.68	$106,543,131	$1.53	$7,504,961	$1.64	$157,949

	For the Nine Months Ended September 30, 2025
	Institutional Class		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.63	$56,659,134	$1.47	$4,682,483	$1.58	$224,988
Net realized gains	0.38	11,788,858	0.38	1,092,637	0.38	57,216
Total	$2.01	$68,447,992	$1.85	$5,775,120	$1.96	$282,204

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

The following table presents information with respect to the Fund's repurchases for the nine months ended September 30, 2026 and 2025:

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)
January 30, 2026	February 27, 2026	2,957,174	4.2%	$23.52	March 31, 2026	$69,530,707
May 11, 2026	June 8, 2026	3,522,433	5.0%	$23.49	June 30, 2026	$82,721,401
August 10, 2026	September 4, 2026	3,193,088	4.6%	$23.53	September 30, 2026	$75,124,957

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
(2)
Net of Early Repurchase Deduction (if any).

8. Share Repurchase Program (Continued)

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

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

(2) Net of Early Repurchase Deduction (if any).

9. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2026 and 2025.

	For the Nine Months Ended September 30,
	2026			2025
	Institutional Class	Class S	Class D	Institutional Class	Class S	Class D
Per Common Share
Per share NAV at beginning of period	$23.95	$23.95	$23.95	$24.79	$24.79	$24.79

Investment operations: (1)
Net investment income	1.68	1.53	1.64	1.63	1.47	1.58
Net realized and unrealized gain (loss)	(0.42)	(0.42)	(0.42)	(0.34)	(0.34)	(0.34)
Total from investment operations	1.26	1.11	1.22	1.29	1.13	1.24

Dividends to common shareholders	(1.68)	(1.53)	(1.64)	(2.01)	(1.85)	(1.96)
Per share NAV at end of period	$23.53	$23.53	$23.53	$24.07	$24.07	$24.07

Total return based on net asset value: (2)	5.26%	4.63%	5.09%	5.20%	4.56%	5.00%

Shares outstanding at end of period	63,179,048	4,861,742	97,047	47,691,489	4,235,660	114,500
Ratios to average net asset value: (3)
Net investment income(4)	9.81%	8.94%	9.55%	9.61%	8.84%	8.99%
Expenses before incentive fee (5)	3.52%	4.37%	3.78%	6.13%	7.15%	6.55%
Expenses and incentive fee (6)(7)(8)	4.33%	5.18%	4.59%	7.05%	8.08%	7.43%

Ending net asset value	$1,486,530,244	$114,391,194	$2,283,397	$1,147,879,926	$101,947,519	$2,755,877
Weighted-average number of common shares	63,427,131	4,907,590	96,614	34,548,196	3,159,285	143,443

Fund-level Supplemental Data
Portfolio turnover rate	14.82%			16.18%
Weighted-average debt outstanding	$943,558,202			$589,012,572
Weighted-average interest rate on debt	5.59%			6.37%
Weighted-average debt per share	$13.85			$11.32

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

9. Financial Highlights (Continued)

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(7)
For the nine months ended September 30, 2026, amounts are annualized except for organizational costs, management fee and income based incentive fee waivers by the Investment Adviser. For the nine months ended September 30, 2026 the ratio of total operating expenses to average net assets was 6.72%, 7.57%, and 6.98% on Institutional Class, Class S and Class D, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and income based incentive fee waivers by the Investment Adviser which represented 2.11%, 2.12% and 2.12% on Institutional Class, Class S and Class D, respectively, of average net assets.
(8)
For the nine months ended September 30, 2025, the ratio of total operating expenses to average net assets was 7.88%, 8.91% and 8.04% on Institutional Class, Class S and Class D respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and income based incentive fee waivers by the Investment Adviser which represented 0.52%, 0.51% and 0.32% on Institutional Class, Class S and Class D, respectively, of average net assets.

10. Senior Securities

Information about the Fund's senior securities is shown in the following table for the period ended September 30, 2026 and for each of the years ended December 31, 2025, 2024, 2023 and the period from March 18, 2022 (Inception) to December 31, 2022.

Class and Year	Total Amount Outstanding(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Credit Facility
As of September 30, 2026 (Unaudited)	$260,000,000	$3,884	—	N/A
Fiscal year 2025	260,000,000	4,657	—	N/A
Fiscal year 2024	320,000,000	3,229	—	N/A
Fiscal year 2023	156,000,000	2,510	—	N/A
Fiscal year 2022	95,000,000	2,225	—	N/A
Revolving Credit Facility
As of September 30, 2026 (Unaudited)	$155,350,831	$3,884	—	N/A
Fiscal year 2025	50,970,583	4,657	—	N/A
Fiscal year 2024	—	3,229	—	N/A
SG Revolving Credit Facility
As of September 30, 2026 (Unaudited)	$200,000,000	$3,884	—	N/A
Fiscal year 2025	200,000,000	4,657	—	N/A
BMO Revolving Credit Facility
As of September 30, 2026 (Unaudited)	$50,000,000	$3,884	—	N/A
Tranche A Notes
As of September 30, 2026 (Unaudited)	$70,000,000	$2,599	—	N/A
Fiscal year 2025	70,000,000	2,859	—	N/A
Fiscal year 2024	70,000,000	2,656	—	N/A
Tranche B Notes
As of September 30, 2026 (Unaudited)	$55,000,000	$2,599	—	N/A
Fiscal year 2025	55,000,000	2,859	—	N/A
Promissory Notes
As of September 30, 2026 (Unaudited)	$110,000	$2,599	—	N/A
Fiscal year 2025	110,000	2,859	—	N/A
2025A Tranche B Notes
As of September 30, 2026 (Unaudited)	$150,000,000	$2,599	—	N/A
Fiscal year 2025	150,000,000	2,859	—	N/A
2025A Tranche A Notes
As of September 30, 2026 (Unaudited)	$50,000,000	$2,599	—	N/A
Fiscal year 2025	50,000,000	2,859	—	N/A

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

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

BlackRock Private Credit Fund

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

11. Subsequent Events

On October 1, 2026, the Fund accepted $12.2 million of additional subscriptions, to purchase $11.9 million of additional Institutional shares and $0.3 million of additional Class S shares, par value $0.001 per share. On October 20, 2026, the number of shares being purchased was fixed when the purchase price of $23.53 per Institutional and Class S shares was determined by the Fund. As a result, the Fund issued 0.51 million Institutional shares and 0.01 million Class S shares and received $12.2 million in proceeds.

On October 22, 2026, the Fund declared a regular distribution as follows:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Institutional Shares	$0.1774	$—	$0.1774
Class S Shares	0.1774	0.0167	0.1607
Class D Shares	0.1774	0.0049	0.1725

The distribution will be payable to shareholders of record at the close of business on October 29, 2026 and will be paid on November 25, 2026. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund’s distribution reinvestment plan.

12. Segment Reporting

The Fund's chief executive officer and chief financial officer act as the Fund's chief operating decision maker ("CODM"). The CODM is responsible for assessing performance, allocating resources and making operating decisions of the Fund on a consolidated basis based on the net increase (decrease) in net assets resulting from operations (“net income”) of the Fund in addition to other factors and metrics. The CODM has concluded that the Fund operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric to make dividend recommendations to the Board of Trustees. As the Fund's operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

BlackRock Private Credit Fund

Consolidated Schedule of Restricted Securities of Unaffiliated Issuers (Unaudited)

September 30, 2026

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
•
political, economic or industry conditions, or conditions affecting the financial and capital markets, including the effect of trade policy;
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

On July 1, 2025, BlackRock, Inc. completed its previously announced acquisition of 100% of the business and assets of HPS Investment Partners (“HPS”), a leading global credit investment manager (the “BlackRock/HPS Transaction”). In connection with the BlackRock/HPS Transaction, certain senior personnel of HPS joined the Adviser’s investment committee for the Fund’s portfolio as voting members.

Investments

Our level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies, public U.S. operating companies whose securities are not listed on a national securities exchange or registered under the Securities Exchange Act of 1934 (the "Exchange Act"), public domestic operating companies having a market capitalization of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We are also permitted to make certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition. As of September 30, 2026, approximately 84.4% of our total assets were invested in qualifying assets.

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

The three-level hierarchy for fair value measurement is defined as follows:

Level 1: Quoted prices in active markets for identical assets

Level 2: Other direct and indirect observable market inputs (for example, quoted prices in inactive markets or quotes for comparable investments)

Level 3: Independent third-party valuation sources that employ significant unobservable inputs

As of September 30, 2026, none of our investments were categorized as Level 1, 26.2% were categorized as Level 2 and 73.8% were Level 3 investments valued based on valuations by independent third party sources.

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

Portfolio and investment activity

During the three months ended September 30, 2026, we invested approximately $167.5 million, comprised of new investments in 24 new portfolio companies, as well as draws made on existing commitments and payment in kind ("PIK") received on prior investments, all of which were in senior secured loans. Additionally, we received approximately $193.5 million in proceeds from sales or repayments during the three months ended September 30, 2026.

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

During the nine months ended September 30, 2026, we invested approximately $631.4 million, comprised of new investments in 71 new portfolio companies, as well as draws made on existing commitments and PIK received on prior investments, all of which were in senior secured loans. Additionally, we received approximately $356.5 million in proceeds from sales or repayments during the nine months ended September 30, 2026.

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

At September 30, 2026, our investment portfolio of $2,492.7 million (at fair value) consisted of 308 portfolio companies and was invested 100.0% in senior secured loans and 0.0% in equity investments. Our average portfolio company investment at fair value was approximately $8.1 million. Our largest portfolio company investment by fair value was approximately 2.0% of our portfolio and our five largest portfolio company investments by fair value comprised approximately 9.5% of our portfolio at September 30, 2026.

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

The industry composition of our portfolio at fair value at September 30, 2026 was as follows:

Industry	September 30, 2026
Software	15.7%
Professional Services	10.5%
Diversified Financial Services	7.7%
Construction and Engineering	7.4%
Capital Markets	5.1%
Commercial Services and Supplies	4.9%
Insurance	4.8%
Healthcare Providers and Services	4.3%
Hotels, Restaurants and Leisure	3.7%
IT Services	3.3%
Health Care Technology	3.3%
Media	3.2%
Aerospace and Defense	3.2%
Textiles, Apparel and Luxury Goods	2.0%
Automobiles	1.9%
Wireless Telecommunication Services	1.9%
Internet Software and Services	1.9%
Machinery	1.6%
Electrical Equipment	1.6%
Diversified Consumer Services	1.4%
Communications Equipment	1.4%
Chemicals	1.2%
Internet and Catalog Retail	1.2%
Other	6.8%
Totals	100.0%

The weighted average effective yield of our debt and total portfolio was 8.9% at September 30, 2026 and 8.8% at December 31, 2025. At September 30, 2026, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as the Secured Overnight Financing Rate ("SOFR"), Euro Interbank Offered Rate (“EURIBOR”), Canadian Overnight Repo Rate Average (“CORRA”), the Federal Funds Rate or Prime Rate, and 0.0% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 78.1% at September 30, 2026. At December 31, 2025, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, CORRA, the Federal Funds Rate or Prime Rate, and 0.0% of the debt investments bore interest at fixed rates. The percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 80.0% at December 31, 2025. Debt investments in one portfolio company were on non-accrual status as of September 30, 2026, representing 0.0% of the portfolio at fair value and 0.1% at cost. Debt investments in two portfolio companies were on non-accrual status as of December 31, 2025, representing 0.1% of the portfolio at fair value and 0.3% at cost.

Results of operations

Investment income

Investment income totaled $59.4 million and $46.3 million, respectively, for the three months ended September 30, 2026 and 2025, all of which was attributable to interest and fees on our debt investments. The increase in investment income in the three months ended September 30, 2026 compared to the three months ended September 30, 2025 reflects the significant increase in portfolio size as the Fund continues to ramp up.

Investment income totaled $170.5 million and $111.2 million, respectively, for the nine months ended September 30, 2026 and 2025, all of which was attributable to interest and fees on our debt investments. The increase in investment income in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 reflects the significant increase in portfolio size as the Fund continues to ramp up.

Expenses

Total net operating expenses for the three months ended September 30, 2026 and 2025 were $23.5 million and $18.9 million, respectively, comprised of $15.5 million and $12.6 million in interest and other debt expenses, $5.0 million and $3.9 million in incentive fees, $5.0 million and $3.3 million in management fees, $0.5 million and $0.3 million in administrative expenses, $0.4 million and $0.5 million in custody fees, $1.5 million and $1.8 million in other operating expenses, offset by $(3.9) million and $(3.5) million in expense support and $(0.5) million and $0.0 million in incentive fee waivers, respectively. The increase in expenses in the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily reflects the significant increase in portfolio size, amount of debt outstanding, and other Fund activities as the Fund continues to ramp up, offset by the expense support and incentive fee waivers.

Total net operating expenses for the nine months ended September 30, 2026 and 2025 were $56.3 million and $49.7 million, respectively, comprised of $44.2 million and $30.1 million in interest and other debt expenses, $15.9 million and $8.7 million in incentive fees, $15.1 million and $8.0 million in management fees, $1.4 million and $1.0 million in administrative expenses, $1.1 million and $0.9 million in custody fees, $0.0 million and $(0.5) million in incentive fees on capital gains, and $4.1 million and $5.0 million in other operating expenses, offset by $(22.7) million and $(3.5) million in expense support and $(2.8) million and $0.0 million in incentive fee waivers, respectively. The increase in expenses in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily reflects the significant increase in portfolio size, amount of debt outstanding, and other Fund activities as the Fund continues to ramp up, offset by the expense support and incentive fee waivers.

Net investment income (loss)

Net investment income was $35.8 million and $27.3 million respectively, for the three months ended September 30, 2026 and 2025. The increase in net investment income reflects the higher investment income, partially offset by the higher operating expenses in the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Net investment income was $114.2 million and $61.6 million respectively, for the nine months ended September 30, 2026 and 2025. The increase in net investment income reflects the higher investment income, partially offset by the higher operating expenses in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Net realized and unrealized gain or loss

Net realized gain (loss) for the three months ended September 30, 2026 and 2025 was $(2.4) million and $(0.9) million respectively. Net realized loss for the three months ended September 30, 2026 was comprised primarily of $(1.0) million in losses from the restructuring of our investments in Research Now Group, LLC, $(0.8) million in losses across the portfolio and $(0.3) million in losses from foreign currency translation. Net realized loss for the three months ended September 30, 2025 was comprised primarily of $(0.6) million in losses from the sales of our investments in Magenta Security Holdings.

Net realized gain (loss) for the nine months ended September 30, 2026 and 2025 was $(3.3) million and $(3.1) million, respectively. Net realized loss for the nine months ended September 30, 2026 was comprised primarily of $(3.0) million in losses from the restructuring of our investments in Alpine Acquisition Corp II, as well as $(3.3) million in losses across the portfolio, partially offset by $3.3 million in gains from foreign currency translation. Net realized loss for the nine months ended September 30, 2025 was comprised primarily of $(1.3) million in losses from the restructuring of our investments in Streamland Media Midco and $(0.6) million in losses from the sales of our investments in Magenta Security Holdings.

For the three months ended September 30, 2026 and 2025 the change in net unrealized appreciation (depreciation) was $4.6 million and $(5.3) million, respectively. The change in net unrealized appreciation for the three months ended September 30, 2026 was primarily driven by $2.6 million in unrealized gain on our investment in GI Consilio Parent LLC, $1.6 million on our investment in ABC Technologies Inc., $1.5 million on our investment in DTI Holdco, Inc., and $1.2 million on our investment in Digicert Inc, as well as $0.9 million in unrealized gains from foreign currency translation. The change in net unrealized depreciation for the three months ended September 30, 2025 was comprised primarily of $(2.8) million in depreciation in GI Consilio Parent LLC, $(2.3) million in depreciation in DTI Holdco, Inc, and $(1.0) million in depreciation in Alpine Acquisition Corp II.

For the nine months ended September 30, 2026 and 2025, the change in net unrealized appreciation (depreciation) was $(25.9) million and $(10.0) million respectively. The change in net unrealized depreciation for the nine months ended September 30, 2026 was primarily driven by $(4.3) million in unrealized losses on our investment in Mpulse Mobile Inc., $(2.9) million in unrealized losses on our investment in Shackleton Bidco Inc., $(2.6) million on our investment in Streamland Media Midco LLC, $(2.1) million on our investment in e-Discovery Acquireco, LLC, $(2.0) million on our investment in FirstUp, Inc, $(1.9) million on our investment in Applause App Quality, Inc., $(1.2) million on our investment in Emburse Inc., and $(1.1) million on our investment in Syndigo, LLC, as well as unrealized losses across the portfolio from wider market spreads during the year. The change in net unrealized depreciation for the nine months ended September 30, 2025 was comprised primarily of $(3.2) million in depreciation in GI Consilio Parent LLC, $(2.7) million in depreciation in DTI Holdco, Inc, $(2.1) million in depreciation in Alpine Acquisition Corp II and $(1.3) million in depreciation in Spark Buyer, LLC.

Incentive compensation

The income component of the incentive fee will be the amount, if positive, equal to 12.5% of the aggregate net investment income before incentive compensation earned for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less aggregate income incentive compensation previously paid in with respect to the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters. The income component of the incentive fee is subject to a 5.0% total return hurdle on daily weighted average unreturned capital contributions (the “Hurdle Rate”). The capital gains component of the incentive fee will be the amount, if positive, equal to the lesser of (i) 12.5% of the aggregate realized capital gains (computed net of realized losses and net of unrealized capital depreciation, if any) for the most recent calendar quarter and the preceding eleven calendar quarters (or if shorter, the number of calendar quarters that have occurred since commencement of the fund), less capital gains incentive compensation previously paid or distributed in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant trailing twelve quarters or (ii) 12.5% of cumulative aggregate realized capital gains (computed net of realized losses and net of unrealized capital depreciation, if any) since commencement of the Fund, less capital gains incentive compensation previously paid or distributed since commencement of the Fund. The capital gains component will be paid in full prior to payment of the income component. In any case, incentive compensation (including both the income and capital gains components) will only be paid to the extent the trailing twelve quarter (or if shorter, the number of calendar quarters that have occurred since commencement of the fund) total return of the Fund after incentive compensation and including such payment would equal or exceed a 5% annual total return on daily weighted average unreturned contributed capital contributions for such period. For the nine months ended September 30, 2026, $15.9 million in incentive fees were earned, compared to $8.7 million earned for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, the Fund did not accrue any incentive fees on capital gains on a liquidation basis (but not payable) under GAAP. For the nine months ended September 30, 2025, we reversed the accrual of $0.5 million as a reserve for incentive fees on capital gains accrued on a liquidation basis (but not payable) under GAAP on a cumulative basis. The Investment Adviser has waived any portion of the income component of the Incentive Fee attributable to the inclusion of Expense Payments in the calculation of (i) aggregate net investment income before incentive compensation or (ii) total return. For the nine months ended September 30, 2026 and 2025, the Adviser waived incentive fees in an amount of $(2.8) million and $0.0 million, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income. Any excise tax expense is recorded at year end as such amounts are known. No excise tax expense was incurred in the nine months ended September 30, 2026.

Net increase (decrease) in net assets resulting from operations

The net increase in net assets applicable to common shareholders resulting from operations was $38.1 million and $21.1 million, respectively for the three months ended September 30, 2026 and 2025.

The net increase in net assets applicable to common shareholders resulting from operations was $85.0 million and $48.5 million respectively for the nine months ended September 30, 2026 and 2025.

Liquidity and capital resources

Our liquidity and capital resources are expected to be generated primarily through the offerings of the Fund's common shares, borrowings under the Credit Facility, Revolving Credit Facility, SG Revolving Credit Facility, BMO Revolving Credit Facility, and cash flows from operations, including investment sales and repayments and income earned from investments and cash equivalents. The primary uses of cash have been investments in portfolio companies and other general corporate purposes.

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

Pursuant to Expense Support and Conditional Reimbursement Agreement, the Investment Adviser may also elect to pay certain expenses on the Fund’s behalf, provided that no portion of an Expense Payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Fund. For the three months ended September 30, 2026, the Fund received $3.9 million in expense support from the Investment Adviser. For the nine months ended September 30, 2026, the Fund received $22.7 million in expense support from the Investment Adviser.

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

On June 3, 2026, the Borrower entered into Amendment No. 3 to the First Amended and Restated Credit and Security Agreement (the "Third Amendment"). The Third Amendment modified certain terms of the Credit Facility, including (i) updating the facility margin level from a tiered rate structure to a flat facility margin of 0.70% per annum for Base Rate Advances (as defined in the Third Amendment) and 1.70% per annum for all other advances, (ii) extending the final maturity date to June 3, 2036, (iii) extending the reinvestment period from June 3, 2026 to June 3, 2028, (iv) revising the term commitment termination date, and (v) revising the prepayment lockout period to June 3, 2026 through June 3, 2027. As of September 30, 2026, there was $260.0 million drawn on the Credit Facility.

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

On December 5, 2025, the Fund entered into a joinder agreement (“Joinder Agreement”) which increased the aggregate amount of outstanding total revolving commitments under the Revolving Credit Facility to $365.0 million. The other material terms of the Revolving Credit Facility remain unchanged. As of September 30, 2026, there was $155.4 million drawn on the Revolving Credit Facility.

On November 18, 2024, the Fund entered into a Master Note Purchase Agreement (the “Master Note Purchase Agreement”), governing the issuance (a) on November 18, 2024, of $70.0 million aggregate principal amount of its 7.14% Series 2024A Senior Notes, Tranche A, due November 18, 2027 (the “Tranche A Notes”), and (b) on January 22, 2025 (subject to customary closing conditions), of $55.0 million aggregate principal amount of its 7.33% Series 2024A Senior Notes, Tranche B, due January 22, 2030 (the “Tranche B Notes” and, together with the Tranche A Notes, the “Notes”), to qualified institutional investors in a private placement. The Tranche A Notes bear interest at a rate equal to 7.14% per annum that is payable semi-annually on May 18 and November 18 of each year, beginning on May 18, 2025. The Tranche B Notes bear interest at a rate equal to 7.33% per annum that is payable semi-annually on January 22 and July 22 of each year, beginning on July 22, 2025. The Notes will be guaranteed by certain domestic subsidiaries of the Fund that are formed or acquired by the Fund in the future (collectively, the “Guarantors”). The Tranche A Notes were issued at a closing on November 18, 2024, and the Tranche B Notes were issued at a closing which occurred on January 22, 2025. As of September 30, 2026, there was $70.0 million and $55.0 million, respectively, outstanding on the Tranche A Notes and Tranche B Notes.

On May 28, 2025, BlackRock Private Credit Fund Leverage II, LLC (the “SG Borrower”), a Delaware limited liability company and wholly-owned subsidiary of the Fund, established the SG Revolving Credit Facility, a $200.0 million revolving credit facility with Societe Generale as Administrative agent (the "SG Revolving Credit Facility”). The SG Revolving Credit Facility matures on May 29, 2027 and generally bears interest at term SOFR plus, for a period of 1 year from the date of entry into the SG Revolving Credit Facility, 1.15% and, thereafter, 1.25%. The proceeds of the SG Revolving Credit Facility were used to acquire a portfolio of broadly syndicated leveraged loans (the “SG Portfolio Assets”). Pursuant to a collateral management agreement between the SG Borrower and the Fund, the Fund was responsible for the selection, management and reporting of the SG Portfolio Assets. The SG Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the SG Borrower of additional indebtedness and on the SG Borrower’s ability to make distributions, as well as customary events of default. As of September 30, 2026, the SG Borrower was in full compliance with such covenants. As of September 30, 2026, there was $200.0 million drawn on the SG Revolving Credit Facility.

On October 1, 2025, the Fund closed on an offering of 110 promissory notes due October 1, 2055 (the “Promissory Notes”) in a private offering, with each Promissory Note being issued in connection with the issuance of one common share of the Fund (the “Promissory Notes Offering”) to accredited investors (as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (“Securities Act”). The aggregate principal amount of the Promissory Notes is $110,000 less the net asset value, as of October 1, 2025, of the common shares issued in the Promissory Notes Offering. The Fund will pay an interest totaling $120 per year on each outstanding Promissory Note, with such interest to be paid semi-annually on or before June 30 and December 31 each year, beginning on December 31, 2025.

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

On March 13, 2026, BlackRock Private Credit Fund Leverage III, LLC (“PCFL III”), a subsidiary of the Fund, entered into a Loan and Security Agreement (the “Loan Agreement”) (the "BMO Revolving Credit Facility"). The parties to the Loan Agreement include PCFL III as borrower, Bank of Montreal, the lenders party thereto from time to time (each a “Lender” and collectively, the “Lenders”), the Fund as collateral manager and as equity holder and State Street Bank and Trust Company, as collateral custodian. The proceeds of the Loan Agreement are to be used to acquire a portfolio of middle market leveraged loans (the “Portfolio Assets”) in the manner described in the Loan Agreement. PCFL III has acquired these Portfolio Assets through a sale and purchase agreement, dated as of March 13, 2026, executed between the Fund, as seller, and PCFL III, as buyer and a master participation agreement, dated as of March 13, 2026, executed between BlackRock Private Credit Fund Leverage I, LLC, as seller, and PCFL III, as buyer. Pursuant to the Loan Agreement, PCFL III has appointed the Fund to act as the collateral manager in the selection, management, and reporting of the Portfolio Assets in accordance with the Loan Agreement. The maximum amount of commitments under the Loan Agreement that can be drawn by PCFL III is (a) for a period of 3 years from the date of the Loan Agreement, $200 million; and (b) thereafter, an amount equal to the outstanding principal amount of the loans. The applicable interest rate on the loans drawn under the Loan Agreement is the benchmark rate (Daily Simple SOFR rate) plus (a) for a period of 3 years from the date of the Loan Agreement, 1.50%, and (b) thereafter, 1.75%. As of September 30, 2026, there was $50.0 million drawn on the BMO Revolving Credit Facility.

Under Section 61(a) of the 1940 Act, prior to March 23, 2018, a BDC was generally not permitted to issue senior securities unless after giving effect thereto the BDC met a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all borrowings of the BDC, of at least 200%. On March 23, 2018, the Small Business Credit Availability Act (“SBCAA”) was signed into law, which among other things, amended Section 61(a) of the 1940 Act to add a new Section 61(a)(2) that reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. After obtaining shareholder approval by written consent on March 16, 2022, the Fund’s asset coverage requirement was reduced from 200% to 150%, as set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As of September 30, 2026, the Fund's asset coverage ratio was 260%.

Net cash used in operating activities for the nine months ended September 30, 2026 was $181.7 million, consisting primarily of the settlement of acquisitions of investments (net of dispositions) of $298.1 million offset by net investment income (net of non-cash income and expenses) of approximately $116.4 million.

Net cash provided by financing activities was $88.7 million for the nine months ended September 30, 2026, consisting primarily of $194.2 million in proceeds from share issuances, $154.4 million in credit facility draws (net of repayments), offset by $74.2 million dividends paid in cash to shareholders, $181.4 million payments of repurchased shares and $4.4 million payments of debt issuance costs.

At September 30, 2026, we had $128.2 million in cash and cash equivalents.

Share Transactions

The following table summarizes transactions in Common Shares for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
Institutional Class
Subscriptions	7,605,047	$180,246,519	22,110,537	$538,067,412
Distributions reinvested	1,654,663	39,144,311	1,549,923	37,803,872
Share transfers between classes	14,543	343,347	154,803	3,750,808
Share Repurchases	(7,135,055)	(168,169,470)	(457,907)	(11,150,896)
Net Increase (Decrease)	2,139,198	$51,564,707	23,357,356	$568,471,196

Class S
Subscriptions	585,322	$13,882,500	2,404,857	$58,711,061
Distributions reinvested	64,459	1,524,658	25,712	625,158
Share transfers between classes	(12,476)	(294,288)	—	—
Share Repurchases	(557,695)	(13,133,473)	(3,084)	(76,445)
Net Increase (Decrease)	79,610	$1,979,397	2,427,485	$59,259,774

Class D
Subscriptions	3,427	$81,500	139,419	$3,392,450
Distributions reinvested	5,132	121,391	2,503	60,696
Share transfers between classes	(2,067)	(49,059)	(154,803)	(3,750,808)
Share Repurchases	(2,795)	(65,655)	—	—
Net Increase (Decrease)	3,697	$88,177	(12,881)	$(297,662)

The following tables present information with respect to the Fund's repurchases for the nine months ended September 30, 2026 and 2025:

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased(1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(2)
January 30, 2026	February 27, 2026	2,957,174	4.2%	$23.52	March 31, 2026	$69,530,707
May 11, 2026	June 8, 2026	3,522,433	5.0%	$23.49	June 30, 2026	$82,721,401
August 10, 2026	September 4, 2026	3,193,088	4.6%	$23.53	September 30, 2026	$75,124,957

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

(2) Net of Early Repurchase Deduction (if any).

Contractual obligations

We have entered into several contracts under which we have future commitments. Pursuant to the Advisory Agreement, the Investment Adviser manages our day-to-day operations and provides investment advisory services to us. Payments under the Advisory Agreement are equal to 1.25% of the value of our net assets and an incentive fee, plus reimbursement of certain expenses incurred by the Investment Adviser. Under our Administration Agreement, the Administrator provides us with administrative services, facilities and personnel. Payments under the Administration Agreement are equal to an allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us, and may include rent and our allocable portion of the cost of certain of our officers and their respective staffs. We are responsible for reimbursing the Investment Adviser for due diligence and negotiation expenses, fees and expenses of custodians, administrators, transfer and distribution agents, counsel and directors, insurance, filings and registrations, proxy expenses, expenses of communications to investors, compliance expenses, interest, taxes, portfolio transaction expenses, costs of responding to regulatory inquiries and reporting to regulatory authorities, costs and expenses of preparing and maintaining our books and records, indemnification, litigation and other extraordinary expenses and such other expenses as are approved by the Board of Trustees as being reasonably related to our organization, offering, capitalization, operation or administration and any portfolio investments, as applicable. The Investment Adviser is not responsible for any of the foregoing expenses. The Fund may terminate each of the Advisory Agreement and Administration Agreement without penalty upon not less than 60 days’ written notice to the other party and the Investment Adviser and the Administrator may terminate the Advisory Agreement or Administration Agreement, as applicable, without penalty upon not less than 120 days’ written notice to the other party. The Sub-Advisory Agreement may be terminated as a whole at any time by the Fund without the payment of any penalty, upon the vote of a majority of the Board of Trustees or a majority of the outstanding voting securities of the Fund or by the Investment Adviser or the Sub-Adviser, on 60 days’ written notice by either party to the other.

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

On June 3, 2026, the Borrower entered into the Third Amendment. The Third Amendment modified certain terms of the Credit Facility, including (i) updating the facility margin level from a tiered rate structure to a flat facility margin of 0.70% per annum for Base Rate Advances (as defined in the Third Amendment) and 1.70% per annum on all other advances, (ii) extending the final maturity date to June 3, 2036, (iii) extending the reinvestment period from June 3, 2026 to June 3, 2028, (iv) revising the term commitment termination date, and (v) revising the prepayment lockout period to June 3, 2026 through June 3, 2027. As of September 30, 2026, there was $260.0 million drawn on the Credit Facility.

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

On December 5, 2025, the Fund entered into a joinder agreement (“Joinder Agreement”) which increased the aggregate amount of outstanding total revolving commitments under the Revolving Credit Facility to $365.0 million. The other material terms of the Revolving Credit Facility remain unchanged. As of September 30, 2026, there was $155.4 million drawn on the Revolving Credit Facility.

On November 18, 2024, the Fund entered into the Master Note Purchase Agreement, governing the issuance (a) on November 18, 2024, of $70,000,000 aggregate principal amount of its 7.14% Tranche A Notes, due November 18, 2027, and (b) on January 22, 2025, of $55,000,000 aggregate principal amount of its 7.33% Tranche B Notes, due January 22, 2030. As of September 30, 2026, there was $70.0 million and $55.0 million, respectively outstanding on the Tranche A Notes and Tranche B Notes.

On May 28, 2025, SG Borrower entered into the SG Revolving Credit Facility, a $200.0 million revolving credit facility with Societe Generale as Administrative agent. The SG Revolving Credit Facility matures on May 29, 2027 and generally bears interest at term SOFR plus, for a period of 1 year from the date of entry into the SG Revolving Credit Facility, 1.15% and, thereafter, 1.25%. The SG Revolving Credit Facility includes customary covenants, including certain limitations on the incurrence by the SG Borrower of additional indebtedness and on the SG Borrower’s ability to make distributions, as well as customary events of default. As of September 30, 2026, there was $200.0 million drawn on the SG Revolving Credit Facility.

On October 1, 2025, the Fund closed on an offering of 110 promissory notes due October 1, 2055 (the “Promissory Notes”) in a private offering, with each Promissory Note being issued in connection with the issuance of one common share of the Fund (the “Promissory Notes Offering”) to accredited investors (as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The aggregate principal amount of the Promissory Notes is $110,000 less the net asset value, as of October 1, 2025, of the common shares issued in the Promissory Notes Offering. The Fund will pay an interest totaling $120 per year on each outstanding Promissory Note, with such interest to be paid semi-annually on or before June 30 and December 31 each year, beginning on December 31, 2025.

On October 8, 2025, the Fund entered into the First Supplement to the Master Note Purchase Agreement, dated November 18, 2024, governing the issuance of $150.0 million in aggregate principal amount of its 6.14% Series 2025A Senior Notes, Tranche B (the “2025A Tranche B Notes”), and $50.0 million aggregate principal amount of its 5.78% Series 2025A Senior Notes, Tranche A (the “2025A Tranche A Notes” and, together with the 2025A Tranche B Notes, the “2025A Notes”), to qualified institutional investors in a private placement. The 2025A Tranche B Notes were issued on October 8, 2025 and the 2025A Tranche A Notes were issued on December 17, 2025, subject to customary closing conditions. The 2025A Tranche B Notes bear an interest rate of 6.14% per year and are due on October 8, 2030, unless redeemed, purchased, or prepaid prior to such date by the Fund or its affiliates in accordance with their terms. The 2025A Tranche A Notes bear an interest rate of 5.78% per year and are due on December 17, 2028, unless redeemed, purchased, or prepaid prior to such date by the Fund or its affiliates in accordance with their terms. Interest on the 2025A Tranche B Notes are due semiannually, beginning April 8, 2026. Interest on the 2025A Tranche A Notes are due semiannually, beginning June 17, 2026. The Fund is obligated to offer to prepay the 2025A Notes at par plus accrued and unpaid interest up to, but excluding, the date of prepayment, if certain change in control events occur. The 2025A Notes are general unsecured obligations of the Fund that rank pari passu with all outstanding and future unsecured and unsubordinated indebtedness issued by the Fund. In addition, in the event that a Below Investment Grade Event occurs, the 2025A Notes bear interest at the rate per annum which is 1.00% above the interest rate then in effect on the applicable 2025A Notes from the date of the occurrence of the Below Investment Grade Event to and until the date on which such Below Investment Grade Event is no longer continuing. As of September 30, 2026, there was $150.0 million and $50.0 million, respectively, outstanding on the 2025A Tranche B Notes and 2025A Tranche A Notes.

On March 13, 2026, BlackRock Private Credit Fund Leverage III, LLC (“PCFL III”), a subsidiary of the Fund, entered into a Loan and Security Agreement (the “Loan Agreement”). The parties to the Loan Agreement include PCFL III as borrower, Bank of Montreal, the lenders party thereto from time to time (each a “Lender” and collectively, the “Lenders”), the Fund as collateral manager and as equity holder and State Street Bank and Trust Company, as collateral custodian. The proceeds of the Loan Agreement are to be used to acquire a portfolio of middle market leveraged loans (the “Portfolio Assets”) in the manner described in the Loan Agreement. PCFL III has acquired these Portfolio Assets through a sale and purchase agreement, dated as of March 13, 2026, executed between the Fund, as seller, and PCFL III, as buyer and a master participation agreement, dated as of March 13, 2026, executed between BlackRock Private Credit Fund Leverage I, LLC, as seller, and PCFL III, as buyer. Pursuant to the Loan Agreement, PCFL III has appointed the Fund to act as the collateral manager in the selection, management, and reporting of the Portfolio Assets in accordance with the Loan Agreement. The maximum amount of commitments under the Loan Agreement that can be drawn by PCFL III is (a) for a period of 3 years from the date of the Loan Agreement, $200 million; and (b) thereafter, an amount equal to the outstanding principal amount of the loans. The applicable interest rate on the loans drawn under the Loan Agreement is the benchmark rate (Daily Simple SOFR rate) plus (a) for a period of 3 years from the date of the Loan Agreement, 1.50%, and (b) thereafter, 1.75%. As of September 30, 2026, there was $50.0 million drawn on the BMO Revolving Credit Facility.

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

Institutional Class Shares

The following tables summarize the Fund’s dividends declared and paid for the Institutional Class shares for the nine months ended September 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Type	Amount Per Share	Total Amount
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$5,923,347
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	6,249,265
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	6,588,559
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.2300	7,190,565
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.2300	7,422,523
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.2300	7,802,691
July 25, 2025	July 30, 2025	August 27, 2025	Regular	0.2300	9,024,581
August 22, 2025	August 28, 2025	September 26, 2025	Regular	0.1980	8,822,622
September 26, 2025	September 29, 2025	October 29, 2025	Regular	0.1976	9,423,839
				$2.0056	$68,447,992
January 26, 2026	January 29, 2026	February 25, 2026	Regular	$0.1956	$12,008,822
February 24, 2026	February 26, 2026	March 27, 2026	Regular	0.1951	12,384,535
March 25, 2026	March 30, 2026	April 28, 2026	Regular	0.1922	12,554,379
April 29, 2026	April 29, 2026	May 27, 2026	Regular	0.1921	12,230,846
May 21, 2026	May 28, 2026	June 26, 2026	Regular	0.1931	12,406,751
June 23, 2026	June 29, 2026	July 29, 2026	Regular	0.1784	11,530,214
July 24, 2026	July 30, 2026	August 27, 2026	Regular	0.1772	11,033,947
August 25, 2026	August 28, 2026	September 28, 2026	Regular	0.1775	11,128,812
September 24, 2026	September 29, 2026	October 28, 2026	Regular	0.1783	11,264,824
				$1.6795	$106,543,131

Class S Shares

The following tables summarize the Fund's dividends declared for the Class S shares for the nine months ended September 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$0.2124	$472,537	$436,377
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	0.2125	527,138	487,029
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	0.2125	599,042	553,463
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.2300	0.2127	683,484	632,083
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.2300	0.2129	731,457	677,139
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.2300	0.2128	783,555	724,982
July 25, 2025	July 30, 2025	August 27, 2025	Regular	0.2300	0.2128	847,411	784,161
August 22, 2025	August 28, 2025	September 26, 2025	Regular	0.1980	0.1808	783,407	715,516
September 26, 2025	September 29, 2025	October 29, 2025	Regular	0.1976	0.1805	836,967	764,370
				$2.0056	$1.8500	$6,264,998	$5,775,120
January 26, 2026	January 29, 2026	February 25, 2026	Regular	$0.1956	$0.1786	$937,564	$856,245
February 24, 2026	February 26, 2026	March 27, 2026	Regular	0.1951	0.1782	963,373	879,794
March 25, 2026	March 30, 2026	April 28, 2026	Regular	0.1922	0.1755	967,310	883,414
April 29, 2026	April 29, 2026	May 27, 2026	Regular	0.1921	0.1754	949,261	866,922
May 21, 2026	May 28, 2026	June 26, 2026	Regular	0.1931	0.1763	958,874	875,689
June 23, 2026	June 29, 2026	July 29, 2026	Regular	0.1784	0.1616	891,640	807,897
July 24, 2026	July 30, 2026	August 27, 2026	Regular	0.1772	0.1606	851,665	771,683
August 25, 2026	August 28, 2026	September 28, 2026	Regular	0.1775	0.1608	858,510	777,875
September 24, 2026	September 29, 2026	October 28, 2026	Regular	0.1783	0.1616	866,848	785,441
				$1.6795	$1.5287	$8,245,046	$7,504,961

Class D Shares

The following tables summarize the Fund's dividends declared for the Class D shares for the nine months ended September 30, 2026 and 2025:

Date Declared	Record Date	Payment Date	Type	Gross Amount Per Share	Amount Per Share Net of Shareholder Servicing and/or Distribution Fees	Gross Amount	Net Amount
January 24, 2025	January 30, 2025	February 26, 2025	Regular	$0.2300	$0.2248	$30,170	$29,488
February 25, 2025	February 27, 2025	March 27, 2025	Regular	0.2300	0.2248	32,328	31,597
March 24, 2025	March 28, 2025	April 28, 2025	Regular	0.2300	0.2249	34,059	33,304
April 24, 2025	April 29, 2025	May 28, 2025	Regular	0.2300	0.2249	37,499	36,670
May 23, 2025	May 29, 2025	June 26, 2025	Regular	0.2300	0.2250	37,558	36,737
June 26, 2025	June 27, 2025	July 29, 2025	Regular	0.2300	0.2249	46,315	45,297
July 25, 2025	July 30, 2025	August 27, 2025	Regular	0.2300	0.2250	24,559	23,409
August 22, 2025	August 28, 2025	September 26, 2025	Regular	0.1980	0.1930	24,447	23,762
September 26, 2025	September 29, 2025	October 29, 2025	Regular	0.1976	0.1926	22,624	21,940
				$2.0056	$1.9598	$289,560	$282,204
January 26, 2026	January 29, 2026	February 25, 2026	Regular	$0.1956	$0.1906	$18,544	$18,071
February 24, 2026	February 26, 2026	March 27, 2026	Regular	0.1951	0.1901	18,656	18,180
March 25, 2026	March 30, 2026	April 28, 2026	Regular	0.1922	0.1873	18,546	18,073
April 29, 2026	April 29, 2026	May 27, 2026	Regular	0.1921	0.1872	18,650	18,175
May 21, 2026	May 28, 2026	June 26, 2026	Regular	0.1931	0.1882	18,862	18,381
June 23, 2026	June 29, 2026	July 29, 2026	Regular	0.1784	0.1735	17,528	17,044
July 24, 2026	July 30, 2026	August 27, 2026	Regular	0.1772	0.1723	17,010	16,541
August 25, 2026	August 28, 2026	September 28, 2026	Regular	0.1775	0.1726	17,132	16,659
September 24, 2026	September 29, 2026	October 28, 2026	Regular	0.1783	0.1734	17,304	16,825
				$1.6795	$1.6352	$162,233	$157,949

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

Recent Developments

On October 1, 2026, the Fund accepted $12.2 million of additional subscriptions, to purchase $11.9 million of additional Institutional shares and $0.3 million of additional Class S shares, par value $0.001 per share. On October 20, 2026, the number of shares being purchased was fixed when the purchase price of $23.53 per Institutional and Class S shares was determined by the Fund. As a result, the Fund issued 0.51 million Institutional shares and 0.01 million Class S shares and received $12.2 million in proceeds.

On October 22, 2026, the Fund declared a regular distribution as follows:

	Gross Distribution	Shareholder Servicing and/or Distribution Fee	Net Distribution
Institutional Shares	$0.1774	$—	$0.1774
Class S Shares	0.1774	0.0167	0.1607
Class D Shares	0.1774	0.0049	0.1725

The distribution will be payable to shareholders of record at the close of business on October 29, 2026 and will be paid on November 25, 2026. The distribution will be paid in cash or reinvested in Fund shares for shareholders participating in the Fund’s distribution reinvestment plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. At September 30, 2026, 100.0% of debt investments in our portfolio bore interest based on floating rates, such as SOFR, EURIBOR, CORRA, the Federal Funds Rate or the Prime Rate. The interest rates on such investments generally reset by reference to the current market index after one to six months. At September 30, 2026, the percentage of floating rate debt investments in our portfolio that were subject to an interest rate floor was 78.1%. Floating rate investments subject to a floor generally reset by reference to the current market index after one to six months only if the index exceeds the floor.

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

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2026, the following table shows the annual impact on net investment income (excluding the related incentive fee impact) of base rate changes in interest rates (considering interest rate floors for variable rate instruments and the fact that our assets and liabilities may not have the same base rate period as assumed in this table) assuming no changes in our investment and borrowing structure:

Basis Point Change	Net Investment Income	Net Investment Income Per Share
Up 300 basis points	$56,320,753	$0.83
Up 200 basis points	37,547,169	0.55
Up 100 basis points	18,773,584	0.28
Down 100 basis points	(18,651,453)	(0.27)
Down 200 basis points	(36,687,108)	(0.54)
Down 300 basis points	(52,856,804)	(0.78)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Refer to our Current Reports on Form 8-K filed with the SEC on July 24, 2026, August 26, 2026 and September 25, 2026 for information about unregistered sales of our equity securities during the quarter.

The following table presents information with respect to the Fund's repurchases for the three months ended September 30, 2026:

Repurchase Offer Commencement Date	Repurchase request deadline	Number of Shares Repurchased (All Classes)	Percentage of Outstanding Shares Repurchased	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (All Classes)(1)
August 10, 2026	September 4, 2026	3,193,088	4.6%	$23.53	September 30, 2026	$75,124,957

_____________________

(1)
Net of Early Repurchase Deduction (if any).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the three months ended September 30, 2026, no trustee or Section 16 officer of the Fund adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K.

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Malaysia Airports Holdings Berhad, in which certain funds and entities affiliated with Global Infrastructure Management, LLC, a consolidated subsidiary of BlackRock, Inc., obtained a minority non-controlling interest.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BlackRock Private Credit Fund

Date: November 6, 2026	By:	/s/ Jason Mehring
	Name:	Jason Mehring
	Title:	Trustee and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Erik L. Cuellar
	Name:	Erik L. Cuellar
	Title:	Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)